Form 10-Q
period 2023-06-30
ALLURION TECHNOLOGIES, INC.
filed 2023-10-20
CIK 1964979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-41767

Allurion Technologies, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	92-2182207
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11 Huron Drive Natick, MA	01760
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 647-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ALUR	The New York Stock Exchange
Warrants, each exercisable for 1.420455 shares of Common Stock for $8.10 per share	ALUR WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 19, 2023, the registrant had 46,466,489 shares of common stock, $0.0001 par value per share, outstanding.

Explanatory Note

On August 1, 2023, subsequent to the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Quarterly Report”) relates, the business combination (the “Business Combination”) between Allurion Technologies, Inc., a Delaware corporation (formerly known as Allurion Technologies Holdings, Inc. prior to the consummation of the Business Combination, or “Allurion”), and Compute Health Acquisition Corp., a Delaware corporation (“Compute Health”), was effected pursuant to that certain Business Combination Agreement, dated as of February 9, 2023 (as amended, the “Business Combination Agreement”), by and among Allurion, the entity formerly known as Allurion Technologies, Inc. prior to the Business Combination (now known as Allurion Technologies, LLC or “Legacy Allurion”), Compute Health, Compute Health Corp. (“Merger Sub I”) and Compute Health LLC (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”).

Unless stated otherwise, this Quarterly Report contains information about Legacy Allurion before the consummation of the Business Combination. This Quarterly Report covers a period prior to the closing of the Business Combination. As a result, references to the “Company,” “our,” “us” or “we” in this Quarterly Report refer to Legacy Allurion before the consummation of the Business Combination, unless stated otherwise or the context otherwise requires.

For more information regarding the Business Combination, see Allurion’s Current Report on Form 8-K filed on August 7, 2023, as amended by Allurion’s Current Report on Form 8-K filed on August 14, 2023.

Except as otherwise expressly provided herein, the information in this Quarterly Report does not reflect the consummation of the Business Combination, which occurred subsequent to the period covered by this Quarterly Report.

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$4,737	$7,685
Accounts receivable, net of allowance of doubtful accounts of $3,627 and $741, respectively	25,561	29,346
Inventory, net	4,863	3,865
Prepaid expenses and other current assets	1,905	2,487
Total current assets	37,066	43,383
Property and equipment, net	2,556	2,382
Right-of-use asset	3,357	2,899
Other long-term assets	9,172	2,706
Total assets	$52,151	$51,370
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Deficit
Current liabilities:
Accounts payable	$14,767	$5,809
Current portion of term loan	53,673	53,360
Current portion of lease liabilities	840	905
Accrued expenses and other current liabilities	20,606	15,793
Total current liabilities	89,886	75,867
Convertible notes payable, net of discounts ($16,793 and $0 measured at fair value, respectively)	19,897	3,103
Lease liabilities, net of current portion	2,711	2,163
Other liabilities	10,875	2,551
Total liabilities	123,369	83,684
Commitments and Contingencies (Note 14)
Redeemable convertible preferred stock:
Series C redeemable convertible preferred stock, $0.0001 par value — 8,113,616 shares authorized; 7,927,446 shares issued and outstanding; redemption and liquidation value of $39,122	39,122	39,122
Stockholders’ deficit:
Convertible preferred stock (Series A, A-1, B, D-1, D-2, D-3), $0.0001 par value; 12,916,272 shares authorized; 11,988,508 and 11,984,370 shares issued and outstanding; redemption and liquidation value of $91,975 and $90,539 as of June 30, 2023 and December 31, 2022, respectively	58,034	57,999
Common stock, $0.0001 par value — 38,000,000 and 35,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 7,698,923 and 7,654,943 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	51	51
Additional paid-in capital	3,564	2,706
Accumulated deficit	(171,989)	(132,192)
Total stockholders’ deficit	(110,340)	(71,436)
Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$52,151	$51,370

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$12,960	$16,250	$27,031	$28,963
Cost of revenue	2,992	3,495	5,932	6,071
Gross profit	9,968	12,755	21,099	22,892
Operating expenses:
Research and development	6,581	3,096	14,433	6,165
General and administrative	6,408	3,047	11,714	6,826
Sales and marketing	10,273	10,905	22,137	19,778
Total operating expenses:	23,262	17,048	48,284	32,769
Loss from operations	(13,294)	(4,293)	(27,185)	(9,877)
Other (expense) income:
Interest expense, net	(2,508)	(825)	(4,745)	(1,527)
Changes in fair value of derivative liability	(6)	—	(35)	—
Changes in fair value of warrants	(204)	—	(1,679)	34
Changes in fair value of debt	2,257	—	2,257	—
Termination of convertible note side letters	(8,134)	—	(8,134)	—
Other expense, net	(85)	(287)	(220)	(454)
Total other expense:	(8,680)	(1,112)	(12,556)	(1,947)
Loss before income taxes	(21,974)	(5,405)	(39,741)	(11,824)
Provision for income taxes	(22)	—	(56)	—
Net loss and comprehensive loss	(21,996)	(5,405)	(39,797)	(11,824)
Cumulative undeclared preferred dividends	(725)	(725)	(1,442)	(1,442)
Net loss attributable to common shareholders	$(22,721)	$(6,130)	$(41,239)	$(13,266)
Net loss per share
Basic and diluted	$(2.96)	$(0.82)	$(5.38)	$(1.78)
Weighted-average shares outstanding
Basic and diluted	7,679,345	7,467,597	7,670,589	7,444,937

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED

STOCK AND STOCKHOLDERS’ DEFICIT

(dollars in thousands)

			Stockholders’ Deficit
	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Sock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	7,927,446	$39,122	11,977,580	$57,973	7,383,096	$51	$2,139	$(94,448)	$(34,285)
Exercise of stock options	—	—	—	—	66,530	—	63		63
Stock-based compensation expense	—	—	—	—		—	73		73
Net loss	—	—	—	—		—		(6,419)	(6,419)
Balance as of March 31, 2022	7,927,446	$39,122	11,977,580	$57,973	7,449,626	$51	$2,275	$(100,867)	$(40,568)
Exercise of stock options	—	—	—	—	54,736	—	56	—	56
Stock-based compensation expense	—	—	—	—	—	—	89	—	89
Net loss	—	—	—	—	—	—	—	(5,405)	(5,405)
Balance as of June 30, 2022	7,927,446	$39,122	11,977,580	$57,973	7,504,362	$51	$2,420	$(106,272)	$(45,828)

Balance as of January 1, 2023	7,927,446	$39,122	11,984,370	$57,999	7,654,943	$51	$2,706	$(132,192)	$(71,436)
Exercise of stock options	—	—	—	—	15,726	—	20	—	20
Stock-based compensation expense	—	—	—	—	—	—	409	—	409
Issuance of Series B convertible preferred stock for the exercise of warrants	—	—	3,634	30	—	—	—	—	30
Net loss		—	—	—	—	—	—	(17,801)	(17,801)
Balance as of March 31, 2023	7,927,446	$39,122	11,988,004	$58,029	7,670,669	$51	$3,135	$(149,993)	$(88,778)
Exercise of stock options	—	—	—	—	28,254	—	28	—	28
Stock-based compensation expense	—	—	—	—	—	—	401	—	401
Issuance of Series A-1 convertible preferred stock for the exercise of warrants	—	—	504	5	—	—	—	—	5
Net loss		—	—	—	—	—	—	(21,996)	(21,996)
Balance as of June 30, 2023	7,927,446	$39,122	11,988,508	$58,034	7,698,923	$51	$3,564	$(171,989)	$(110,340)

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Operating Activities:
Net loss	$(39,797)	$(11,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	416	318
Depreciation and amortization	399	423
Stock-based compensation	810	162
Provision for uncollectible accounts	2,885	—
Unrealized exchange loss	49	251
Provision for inventory	469	—
Change in fair value of warrant liabilities	1,679	(34)
Change in fair value of derivative liability	35	—
Change in fair value of debt	(2,257)	—
Non-cash interest expense	775	381
Non-cash termination of convertible note side letters	6,632	—
Changes in operating assets and liabilities:
Accounts receivable	930	(12,139)
Inventory	(1,468)	(789)
Prepaid expenses, other current and long-term assets	634	(1,726)
Operating lease liabilities	(391)	(350)
Accounts payable	5,021	2,123
Accrued expenses and other current liabilities	3,162	2,076
Net cash used in operating activities	$(20,017)	$(21,128)
Investing Activities:
Purchases of property and equipment	(408)	(1,248)
Net cash used in investing activities	$(408)	$(1,248)
Financing Activities:
Proceeds from issuance of convertible notes - net	19,550	1,103
Proceeds from term loan - net	—	4,975
Payment of debt issuance costs	—	(88)
Proceeds from option and warrant exercises	61	119
Repayment of convertible notes	(500)	—
Payment of deferred financing costs	(1,604)	—
Net cash provided by financing activities	$17,507	$6,109
Net decrease in cash and cash equivalents and restricted cash	(2,918)	(16,267)
Cash and cash equivalents and restricted cash at beginning of period	8,023	26,018
Cash and cash equivalents and restricted cash at end of period	$5,105	$9,751
Supplemental disclosure of cash flow information
Cash paid for interest	$3,967	$1,145
Supplemental cash flow information on non-cash investing and financing activities
Purchase of property and equipment included in accounts payable	$165	$—
Deferred financing costs in accounts payable and accrued expenses	$6,918	$—
Issuance of warrants in connection with financing	$—	$147

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

A reconciliation of the amounts of cash and cash equivalents and restricted cash in the consolidated balance sheets to the amount in the consolidated statements of cash flows is as follows (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$4,737	$7,685
Restricted cash included in other long-term assets	368	338
Cash and cash equivalents and restricted cash shown in the statement of cash flows	$5,105	$8,023

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

1.
Organization and Description of Business

Organization

Allurion Technologies, Inc. (“Allurion” or the “Company”) is a vertically integrated medical device company that is developing, manufacturing, and commercializing innovative weight loss experiences centered around its Allurion™ Gastric Balloon. The Allurion Gastric Balloon is the world’s first and only swallowable, procedure-less intragastric balloon for weight loss that does not require surgery, endoscopy, or anesthesia for placement or removal. Allurion sells the Allurion Gastric Balloon and related hardware accessories through distributors or directly to health care providers. The Company currently also provides, free of charge, artificial intelligence (AI)-powered remote patient monitoring tools, a mobile app for patients and a clinic dashboard for providers, referred to as the Allurion Virtual Care Suite or “VCS” and collectively with the Allurion Gastric Balloon referred to as the “Allurion Program”. Allurion currently markets the Allurion Program in over 50 countries, and the Company operates subsidiaries in the U.S., France, the United Arab Emirates, Hong Kong, the United Kingdom, Italy, Spain, Australia and Mexico.

Business Combination

On February 9, 2023, and subsequently amended on May 2, 2023, Allurion Technologies Opco, Inc. (formerly Allurion Technologies, Inc. “Legacy Allurion”) and its wholly-owned subsidiary, Allurion Technologies, Inc. (formerly Allurion Technologies Holdings, Inc. “New Allurion”), entered into the Business Combination Agreement with Compute Health Acquisition Corp. (“CPUH” or "Compute Health"), Compute Health Corp., ("Merger Sub I") and Compute Health LLC ("Merger Sub II" and, together with Merger Sub I, the “Merger Subs”). Pursuant to the Business Combination Agreement, on August 1, 2023, the Mergers (as defined below) were consummated in three steps: (a) Compute Health merged with and into New Allurion (the “CPUH Merger”), with New Allurion surviving the CPUH Merger as a publicly listed entity (the time at which the CPUH Merger became effective, the “CPUH Merger Effective Time”) and becoming the sole owner of the Merger Subs; (b) three hours following the consummation of the CPUH Merger, Merger Sub I merged with and into Legacy Allurion (the “Intermediate Merger” and the time at which the Intermediate Merger became effective, the “Intermediate Merger Effective Time”), with Legacy Allurion surviving the Intermediate Merger and becoming a direct, wholly-owned subsidiary of New Allurion; and (c) thereafter, Legacy Allurion merged with and into Merger Sub II (the “Final Merger” and, collectively with the CPUH Merger and the Intermediate Merger, the “Mergers”, and together with all other transactions contemplated by the Business Combination Agreement, the “Business Combination”), with Merger Sub II surviving the Final Merger and remaining a direct, wholly-owned subsidiary of New Allurion (the time at which the Final Merger became effective, the “Final Merger Effective Time”). New Allurion shares began trading on the New York Stock Exchange (“NYSE") under the ticker symbol “ALUR” on August 2, 2023. Upon completion of the Mergers, Allurion’s business operations continued as our business operations. The Mergers will be accounted for as a reverse capitalization in accordance with U.S. GAAP. Under this method of accounting, Compute Health, which is the legal acquirer, will be treated as the “acquired” company for financial reporting purposes and we will be the accounting “acquirer”. Accordingly, the Mergers will be treated as the equivalent of us issuing stock for the net assets of Compute Health, accompanied by a recapitalization. Our net assets and the net assets of Compute Health will be stated at historical costs, with no goodwill or other intangible assets recorded. This determination is primarily based on the facts that, immediately following the Mergers, Legacy Allurion stockholders have a majority of the voting power of New Allurion, we control the majority of the board seats of New Allurion, and Legacy Allurion senior management comprise all of the senior management of New Allurion. Upon the consummation of the Mergers, Allurion became a publicly listed company.

On the closing date of the Mergers and immediately prior to the transactions contemplated by the Sponsor Contribution Agreement (as defined below), pursuant to the terms of the Sponsor Support Agreement, dated as of February 9, 2023, by and among Compute Health, Compute Health Sponsor LLC, a Delaware limited liability company (the “Sponsor”), Legacy Allurion, New Allurion and the persons set forth on Schedule I thereto (the “Additional Class B Holders”), (a) the Sponsor recapitalized its shares of Class B common stock, par value $0.0001 per share, of Compute Health (“Compute Health Class B Common Stock”) and warrants to purchase shares of Class A common stock, par value $0.0001 per share, of Compute Health (“Compute Health Class A Common Stock”) into Compute Health Class A Common Stock, and (b) the Additional Class B Holders recapitalized their shares of Compute Health Class B Common Stock into Compute Health Class A Common Stock (clauses (a) and (b), together, the “CPUH Recapitalization”).

Immediately prior to the CPUH Merger Effective Time, each unit of Compute Health (each, a “Compute Health Unit”) that was outstanding immediately prior to the CPUH Merger Effective Time was detached and the holder thereof was deemed to hold one share of Compute Health Class A Common Stock and one quarter of one warrant to purchase Compute Health Class A Common Stock (each, a “Compute Health Public Warrant”). At the CPUH Merger Effective Time, pursuant to the CPUH Merger, (a) each then-outstanding share of New Allurion common stock, par value $0.0001 per share (“New Allurion Common Stock”), was redeemed for par value, (b) each then-outstanding share of Compute Health Class A Common Stock was canceled and extinguished and was

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

converted into the right to receive 1.420455 shares of New Allurion Common Stock, (c) each then-outstanding Compute Health Public Warrant was assumed by New Allurion and thereafter represents a warrant to purchase 1.420455 shares of New Allurion Common Stock at an exercise price of $8.10 per share (a “New Allurion Public Warrant”) and (d) each share of treasury stock held by Compute Health or any subsidiary of Compute Health (“Compute Health Cancelled Share”) was canceled for no payment or consideration.

Immediately prior to the Intermediate Merger Effective Time, outstanding convertible notes with an aggregate principal amount together with accrued but unpaid interest of approximately $21.8 million (“Allurion Convertible Notes”) were converted into the applicable number of shares of common stock, par value $0.0001 per share, of Legacy Allurion (“Allurion Common Stock”) provided for under the terms of such Allurion Convertible Notes, immediately prior to the Intermediate Merger Effective Time (the “Allurion Convertible Notes Conversion”), and are no longer outstanding and ceased to exist.

At the Intermediate Effective Time, pursuant to the terms of the Business Combination Agreement, (a) each then-outstanding share of Allurion Common Stock issued and outstanding as of immediately prior to the Intermediate Merger Effective Time was automatically cancelled and extinguished and was converted into the right to receive shares of New Allurion Common Stock equal to 0.9780 for each share of Allurion Common Stock (the “Intermediate Merger Exchange Ratio”); (b) each then-outstanding share of preferred stock of Legacy Allurion (“Allurion Preferred Stock") (other than Allurion Dissenting Shares and Allurion Cancelled Shares, the treatment of which is described in the Business Combination Agreement) issued and outstanding as of immediately prior to the Intermediate Merger Effective Time was automatically cancelled and extinguished and was converted into the right to receive shares of New Allurion Common Stock equal to the number of shares of Allurion Common Stock that would be issued upon conversion of such issued and outstanding share of Allurion Preferred Stock based on the applicable conversion ratio immediately prior to the Intermediate Merger Effective Time multiplied by the Intermediate Merger Exchange Ratio; (c) each then-outstanding and unexercised stock option to purchase Allurion Common Stock (each, an “Allurion Option") was converted into a stock option to purchase New Allurion Common Stock (each, a “ Rollover Option"), on the same terms and conditions as were applicable to such Allurion Option, based on the Intermediate Merger Exchange Ratio; (d) each then-outstanding restricted stock unit award covering shares of Allurion Common Stock (each, an “Allurion RSU Award") was converted into a restricted stock unit award covering shares of New Allurion Common Stock (each, a “Rollover RSU Award”); and (e) each then-outstanding warrant to purchase shares of capital stock of Legacy Allurion (each, an “Allurion Warrant”) was converted into a warrant to purchase shares of New Allurion Common Stock (each, a “Rollover Warrant”).

PIPE Investment

In connection with the execution of the Business Combination Agreement, New Allurion and Compute Health entered into subscription agreements (the “PIPE Subscription Agreements”) with certain accredited investors and qualified institutional buyers (the “PIPE Investors”), pursuant to which, upon the terms and subject to the conditions set forth therein, the PIPE Investors, among other things, purchased an aggregate of 5,386,695 shares of New Allurion Common Stock at a purchase price of $7.04 per share (other than as set forth in the Amended and Restated RTW Side Letter, as described herein), for an aggregate purchase price of $37.9 million, following the CPUH Merger Effective Time and immediately prior to the Intermediate Merger Effective Time.

Revenue Interest Financing Agreement

On February 9, 2023, concurrently with the execution of the Business Combination Agreement, we entered into a revenue interest financing agreement (the “Revenue Interest Financing Agreement”) with certain entities that have engaged RTW Investments, LP as investment manager (collectively, “RTW”) . At the closing of the Mergers, New Allurion assumed all obligations of Legacy Allurion under the Revenue Interest Financing Agreement. Pursuant to the Revenue Interest Financing Agreement, at the closing of the Mergers, RTW paid New Allurion an aggregate of $40.0 million (the “Investment Amount”). In exchange for the Investment Amount, New Allurion will remit revenue interest payments on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by New Allurion and its subsidiaries at a rate up to 6.0% of annual net sales prior to December 31, 2026, subject to the terms and conditions of the Revenue Interest Financing Agreement. On or after January 1, 2027, New Allurion will remit revenue interest payments at a rate up to 10.0% of annual net sales, subject to the terms and conditions of the Revenue Interest Financing Agreement and New Allurion will continue to make revenue interest payments to RTW until December 31, 2030.

RTW Side Letter

On February 9, 2023, in connection with the execution of the Business Combination Agreement, the PIPE Subscription Agreements, and the Revenue Interest Financing Agreement, Compute Health, New Allurion, Legacy Allurion, and Merger Sub II

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

entered into a letter agreement with RTW (the “Existing RTW Side Letter”). On May 2, 2023, the parties amended and restated the Existing RTW Side Letter, in connection with the Backstop Agreement (refer to Note 7 – Debt for further discussion regarding the Backstop Agreement). Pursuant to the Amended and Restated RTW Side Letter, among other things, New Allurion issued 250,000 shares of New Allurion Common Stock to RTW immediately prior to the Intermediate Merger Effective Time.

Fortress Credit Agreement

At the Intermediate Merger Effective Time, we entered into a term loan facility (the “Term Loan Facility”) pursuant to a credit agreement and guaranty (the “Credit Agreement”) with Fortress Credit Corp. (“Fortress”), as administrative agent for the lenders party thereto from time to time (the “Lenders”). Under the terms of the Term Loan Facility, we can borrow up to $60.0 million. In connection with the closing of the Mergers, we used borrowings under the Term Loan Facility to repay outstanding principal, accrued and unpaid interest and other obligations with respect to the 2021 Term Loan (as defined below). Additionally, per the terms of the Term Loan Facility and Backstop Agreement (refer to Note 7 – Debt for further discussion regarding the Backstop Agreement), New Allurion issued an aggregate of 950,000 shares of New Allurion Common Stock to an affiliate of Fortress pursuant to a subscription agreement between New Allurion and such affiliate.

The Term Loan Facility will mature in June 2027. Interest on borrowings under the Term Loan Facility will be payable in arrears monthly at a floating interest rate equal to the current applicable margin of 6.44% plus the greater of 3.0% or The Wall Street Journal Prime Rate. An exit payment equal to 3% of the Term Loan Facility will be due upon the prepayment or maturity date of the agreement.

Backstop Agreement

On May 2, 2023, CFIP2 ALLE LLC, an affiliate of Fortress Credit Corp., and RTW (collectively, the “Backstop Purchasers”) , Legacy Allurion, New Allurion and Hunter Ventures Limited (“HVL”) entered into the backstop agreement (the “Backstop Agreement”). Pursuant to the Backstop Agreement, , immediately prior to the Intermediate Merger Closing (a) each Backstop Purchaser purchased $2 million of the aggregate principal amount outstanding of HVL's Legacy Allurion Convertible Note, (b) New Allurion canceled the existing HVL Legacy Allurion Convertible Note and issued a new Allurion Convertible Note to HVL for the remaining balance together with all unpaid interest accrued since the date of issuance thereof, (c) New Allurion issued new Allurion Convertible Notes to each Backstop Purchaser with an issuance date of August 1, 2023 and an original principal amount of $2 million each and (d) New Allurion issued 700,000 shares of New Allurion Common Stock to each Backstop Purchaser. Refer to Note 7 – Debt for further discussion around the Backstop Agreement.

HVL Termination Agreement

On May 2, 2023, HVL and Legacy Allurion entered into a letter agreement (the “HVL Termination Agreement”), terminating the side letter agreement entered into between Legacy Allurion and HVL in connection with the issuance of HVL’s Legacy Allurion Convertible Note on February 15, 2023. Pursuant to the HVL Termination Agreement, among other things, at the closing of the Mergers, upon the terms and subject to the conditions set forth therein, New Allurion issued to HVL 387,696 shares of New Allurion Common Stock (the “HVL Additional Shares”). The issuance of the HVL Additional Shares was effective immediately following the consummation of the Business Combination.

Gaur Contribution Agreement

On May 2, 2023, Shantanu K. Gaur and Neha Gaur, trustees of The Shantanu K. Gaur Revocable Trust of 2021 (the “Gaur Trust”) and New Allurion entered into a contribution agreement (the “Gaur Contribution Agreement”), pursuant to which, among other things, upon the terms and subject to the conditions set forth therein, the Gaur Trust contributed to New Allurion, as a contribution of capital, 79,232 shares of New Allurion Common Stock (the “Gaur Trust Contributed Shares”). The Gaur Trust’s contribution of the Gaur Trust Contributed Shares was effective immediately following the consummation of the Business Combination and the issuance of shares of New Allurion Common Stock to the Gaur Trust pursuant to the terms of the Business Combination Agreement.

RSU Forfeiture Agreement

On May 2, 2023, Krishna Gupta, a member of our Board of Directors, entered into a letter agreement with Legacy Allurion (the RSU Forfeiture Agreement”), pursuant to which, among other things, upon the terms and subject to the conditions set forth therein,

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Mr. Gupta agreed to forfeit 79,232 restricted stock units of New Allurion (the “Forfeited RSUs”). The Forfeited RSUs were terminated and cancelled without consideration therefor immediately following the consummation of the transactions contemplated by the Business Combination Agreement.

Sponsor Contribution Agreement

On May 2, 2023, the Sponsor and Compute Health entered into a letter agreement (the "Sponsor Contribution Agreement") pursuant to which, among other things, upon the terms and subject to the conditions set forth therein, the Sponsor agreed to contribute to Compute Health, as a contribution of capital, 161,379 shares of Compute Health Class A Common Stock (“Sponsor Contributed Shares”). The Sponsor’s contribution of the Sponsor Contributed Shares was effective immediately following the CPUH Recapitalization and immediately prior to the CPUH Merger Effective Time.

Chardan Equity Facility

In connection with the Business Combination, we entered into the Chardan commitment letter, which commits New Allurion to enter into a ChEF Purchase Agreement with Chardan Capital Markets LLC (“Chardan”), pursuant to which New Allurion will have the right to require Chardan to purchase up to $100.0 million of shares of New Allurion Common Stock at a price per share equal to 97.0% of the volume weighted average price of New Allurion Common Stock on the NYSE. In consideration for Chardan’s entry into the ChEF Purchase Agreement, New Allurion agreed to issue to Chardan 35,511 shares of New Allurion Common Stock. In connection with its entry into the Chardan facility, New Allurion will also enter into a registration rights agreement, pursuant to which it will agree to register the offer and sale of the shares of New Allurion Common Stock issuable pursuant to the ChEF Purchase Agreement on a new resale registration statement on Form S-1. Upon effectiveness of the Chardan registration statement, New Allurion will also pay Chardan a structuring fee of $75,000 in cash. Pursuant to the ChEF Purchase Agreement, New Allurion will also reimburse Chardan up to $300,000 for fees and disbursements of Chardan’s legal counsel over the term of the facility. The Chardan facility will remain outstanding for three years unless terminated by the parties pursuant to the terms of the ChEF Purchase Agreement.

Sponsor Support Agreement

On February 9, 2023, New Allurion entered into the Sponsor Support Agreement, pursuant to which immediately prior to the CPUH Merger Effective time, (a) the Sponsor recapitalized each of the Sponsor’s 21,442,500 shares of Compute Health Class B Common Stock, and all 12,833,333 of the Sponsor’s warrants to purchase shares of Class A Common Stock into 2,088,327 shares of Compute Health Class A Common Stock and (b) the Additional Class B Holders recapitalized his or her 30,000 shares of Compute Health Class B Common Stock into 21,120 shares of Compute Health Class A Common Stock. Subsequently, at the CPUH Merger Effective Time, each such share of Compute Health Class A Common Stock was converted into shares of New Allurion Common Stock at the CPUH Exchange Ratio.

Post-Closing Capitalization

Immediately after giving effect to the Business Combination, there were 46,466,489 shares of New Allurion Common Stock outstanding and 13,206,922 New Allurion Public Warrants outstanding exercisable for 1.420455 shares per New Allurion Public Warrant, or 18,759,838 shares of New Allurion Common Stock. Further, upon closing of the Business Combination on August 1, 2023, Allurion received $98.8 million in net cash proceeds.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). They should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2022 included in the proxy statement/prospectus filed by New Allurion with the SEC on July 7, 2023 (the “Proxy Statement/Prospectus”). The financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 presented in this report are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The consolidated financial statements include Allurion; and its consolidated subsidiaries, Allurion France SAS, and Allurion Middle East Medical Instrument Trading, LLC, which were both incorporated in 2017; Allurion Hong Kong Ltd., which was incorporated in 2019; Allurion UK Ltd., which was incorporated in 2021; Allurion Italy, Srl, Allurion Spain, Srl, Allurion Australia Pty Ltd., and Allurion Mexico S. de R.L de C.V, which were incorporated in 2022; and Allurion Technologies, Inc. (formerly Allurion Technologies Holdings, Inc.), which was incorporated in 2023. The Company’s operations are located in Europe, the Middle East, Africa, Latin America, Canada and the Asia-Pacific region, and it operates in one business segment.

Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency for all of our foreign subsidiaries is the United States dollar except Allurion Australia Pty Ltd., which uses the Australian dollar. When remeasuring from a local currency to the functional currency, assets and liabilities are remeasured into U.S. dollars at exchange rates in effect at the balance sheet dates and results of operations transacted in local currency are remeasured into U.S. dollars using average exchange rates for the period presented. A gain from remeasurement of less than $0.1 million and loss from remeasurement of $0.5 million for the six months ended June 30, 2023 and 2022, respectively, and losses from remeasurement of $0.1 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, are recorded in the statements of operations and comprehensive loss within other expense, net. The Company translates the foreign functional currency financial statements to U.S. dollars for Allurion Australia Pty Ltd. using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions. The effects of foreign currency translation adjustments were immaterial for the three and six months ended June 30, 2023 and 2022.

Going Concern

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

The Company has incurred recurring losses since inception and anticipates net losses and negative operating cash flows for the near future and may be unable to remain in compliance with certain financial covenants required under its credit facilities. Through June 30, 2023, the Company has funded its operations primarily with proceeds from the sale of its convertible preferred stock, issuance of convertible notes and issuance of term loans. The Company has incurred recurring losses and cash outflows from operating activities since its inception, including net losses of $39.8 million and $11.8 million and cash outflows from operating activities of $20.0 million and $21.1 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company had an accumulated deficit of $172.0 million. The Company expects to continue to generate significant operating losses for the foreseeable future.

Based on its recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and the potential need to raise additional capital to finance its future operations and debt service payments, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As noted above and Note 17, we entered into a Business Combination Agreement with Compute Health. Upon closing of the Business Combination on August 1, 2023, Allurion received $98.8 million in net cash proceeds.

2.
Summary of Significant Accounting Policies

Besides the following, there have been no significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in the consolidated financial statements and notes as of and for the year ended December 31, 2022.

2023 Convertible Notes

The Company accounts for the convertible notes issued between February 2023 and June 2023 under the fair value option (“FVO”) election of ASC Topic 825, Financial Instruments (“ASC 825”). The convertible notes accounted for under the FVO election are each debt host financial instruments containing embedded features wherein the entire financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

period date. Changes in the estimated fair value of the convertible notes are recorded as a component of Other (expense) income in the consolidated statements of operations, except that the change in estimated fair value attributable to a change in the instrument-specific credit risks is recognized as a component of other comprehensive income. As a result of electing the FVO, direct costs and fees related to the 2023 Convertible Notes (defined below) are expensed as incurred. The convertible notes issued in 2020, 2021 and 2022 are accounted for as disclosed in Note 7, Debt to the financial statements as of and for year ended December 31, 2022.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management considers many factors in selecting appropriate financial accounting policies and controls in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgement in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ from those estimates.

Risk of Concentration of Credit, Significant Customers and Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash equivalents, and accounts receivable, net. The Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company maintains its cash, cash equivalents and restricted cash with financial institutions that management believes to be of high credit quality. The Company has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Significant customers are those which represent more than 10% of the Company’s total revenue for the six months ended June 30, 2023 and 2022 or accounts receivable, net balance as of June 30, 2023 and December 31, 2022. The following table presents customers that represent 10% or more of the Company’s total revenue and accounts receivable, net:

	Revenue		Revenue		Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2023	2022	2023	2022	2023	2022
Customer A	N/A	12%	N/A	12%	N/A	N/A
Customer B	N/A	N/A	N/A	10%	N/A	13%
Customer C	N/A	N/A	N/A	N/A	11%	12%

The Company relies on third parties for the supply of parts and components for its products as well as third-party logistics providers. In instances where these parties fail to perform their obligations, the Company may be unable to find alternative suppliers of parts and components to satisfactorily deliver its products to its customers on time, if at all, which could have a material adverse effect on the Company’s operating results, financial condition and cash flows and damage its customer relationships.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). The standard, including subsequently issued amendments, requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets such as available for sale debt securities, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company adopted ASU 2016-13 effective January 1, 2023 under the prospective transition approach. The adoption of ASU 2016-13 did not have a material impact on the Company’s condensed consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance if certain criteria are met for entities that have contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. Subsequent to issuance, the FASB issued ASU 2021-01 in January 2021 to refine and clarify some of its guidance on ASU 2020-04, and ASU 2022-06 in December 2022 to extend the period of time preparers can utilize this guidance. This ASU is effective upon issuance and can be applied through December 31, 2024. Upon the transition of the Company’s contracts and transactions to new reference rates in connection with reference rate reform, the Company will prospectively apply the standard and disclose the effect on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity’s Own Equity, which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company is currently evaluating the potential impact of the adoption of this standard on its consolidated financial statements.

3.
Revenue

Revenue by geographic region is based on the country in which our customer is domiciled and is summarized by geographic area as follows (in thousands):

	Three Months Ended June 30,
	2023	2022
France	$1,258	$1,663
Spain	896	2,416
All other countries	10,806	12,171
Total Revenues	$12,960	$16,250

For the three months ended June 30, 2023, $4.4 million of revenue was generated in five countries within All other countries in the table above, representing approximately 35% of Total Revenues, with each country responsible for approximately 4%-9% of the total. Remaining revenue was generated by sales in 40 countries included within All other countries. For the three months ended June 30, 2022, $5.8 million of revenue was generated in five countries within All other countries in the table above, representing approximately 35% of Total Revenues, with each country responsible for approximately 5%-9% of the total. Remaining revenue was generated by sales in 36 countries included within All other countries.

	Six Months Ended June 30,
	2023	2022
France	$3,113	$3,142
Spain	2,520	3,330
United Kingdom	2,257	1,278
Chile	819	3,031
All other countries	18,322	18,182
Total Revenues	$27,031	$28,963

For the six months ended June 30, 2023, $7.7 million of revenue was generated in five countries included within All other countries in the table above, representing approximately 29% of Total Revenues, with each country responsible for approximately 4%-8% of the total. Remaining revenue was generated by sales in 47 other countries included within All other countries. For the six months ended June 30, 2022, $8.8 million of revenue was generated in five countries included within All other countries, representing approximately 30% of Total Revenues, with each country responsible for approximately 5%-8% of the total. Remaining revenue was generated by sales in 37 other countries included within All other countries.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

There is currently no revenue generated in the United States for the three or six months ended June 30, 2023 and 2022.

4.
Inventory

Inventory consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Finished goods	$2,300	$2,096
Work in progress	1,118	213
Raw materials	1,445	1,556
Total Inventory	$4,863	$3,865

Inventory is stated net of inventory reserves of approximately $0.5 million and zero as of June 30, 2023 and December 31, 2022, respectively.

5.
Property and Equipment, net

Property and equipment consist of the following (in thousands):

	Estimated Useful Life (in Years)	June 30, 2023	December 31, 2022
Computers and purchased software	3	$618	$575
Leasehold improvements	Shorter of useful life or lease term	1,841	1,822
Furniture and fixtures	5	291	251
Machinery and equipment	3-5	2,359	2,002
Property and equipment—at cost		5,109	4,650
Less accumulated depreciation and amortization		(3,212)	(2,851)
Construction in progress		659	583
Property and equipment—net		$2,556	$2,382

Depreciation expense was $0.2 million for each of the three month periods ended June 30, 2023 and June 30, 2022 and $0.4 million for the each of the six month periods ended June 30, 2023 and June 30, 2022, recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$59	$139	$218	$272
Research and development	46	18	83	37
General and administrative	35	42	70	83
Sales and marketing	14	11	28	31
Total depreciation and amortization expense	$154	$210	$399	$423

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

6.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Distributor fees and marketing reimbursements	$5,269	$6,348
Accrued compensation	3,872	3,453
Accrued clinical trials and R&D	4,115	228
Accrued professional fees	3,017	2,105
Accrued interest	950	489
Accrued warranty	63	48
Other accrued expenses	3,320	3,122
Total accrued expenses and other current liabilities	$20,606	$15,793

7.
Debt

The components of the Company’s third-party debt consists of the following (in thousands):

	June 30, 2023	December 31, 2022
2021 Term Loan	$55,000	$55,000
Convertible notes	22,153	3,103
Total principal amounts of debt	77,153	58,103
Less: Change in fair value of debt	(2,257)	—
Plus: Accretion	338	213
Less: current portion of long-term debt, net of discounts	(53,673)	(53,360)
Less: unamortized deferred financing costs and debt discounts	(1,664)	(1,853)
Long-term debt, net of current portion and discounts	$19,897	$3,103

As of June 30, 2023 and December 31, 2022, the fair value for the Company’s 2021 Term Loan (defined below) approximated the respective carrying amounts.

Term Loans

2021 Term Loan

In March 2021, the Company entered into a loan and security agreement (as amended, the “2021 Term Loan” and the “2021 Term Loan Agreement”) with Runway Growth Credit Fund, Inc. (“Runway”) that provided initial cash proceeds of $15.0 million, all of which was drawn down in March 2021 and provided for additional borrowings of up to $10.0 million, in $5.0 million increments, based upon the achievement of certain revenue thresholds within specified time periods, as defined in the 2021 Term Loan Agreement.

In December 2021, the 2021 Term Loan Agreement was amended (the “Amendment”) to extend the maturity date of the 2021 Term Loan to December 30, 2025 and provide for an additional $20.0 million of borrowings, of which $15.0 million (the “Term C Loan”) was available based upon the achievement of certain revenue thresholds within specified time periods as defined in 2021 Term Loan Agreement as amended. The agreement provided for equal monthly principal payments to commence on December 30, 2024 such that the borrowed principal amounts would be repaid in full on December 30, 2025. However, if achievement of certain revenue thresholds was achieved prior to April 15, 2023, the borrowed principal amounts would be repaid in full on December 30, 2025. The revenue thresholds were achieved in June 2022. In connection with the 2021 Term Loan, the Company paid issuance costs of $0.7 million, which will be amortized over the remaining life of the loan.

In December 2021, the Company issued warrants exercisable for 132,979 shares of series C preferred stock as consideration for the Amendment and the draw down related to the 2021 Term Loan Agreement. The fair value of these warrants was determined to be $0.3 million upon issuance and are classified as a warrant liability on the condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022 (see Note 8).

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

In June 2022, the 2021 Term Loan Agreement was amended again to revise definitional terms for certain milestone events, the final payment amount and certain financial covenants. In September 2022, the 2021 Term Loan Agreement was further amended to, among other things: (1) change the interest rate to the higher of the prime rate or 3.25% plus the applicable margin of 6.44186%, (2) extend the maturity date of its outstanding term loans from December 30, 2025 to December 30, 2026, and (3) increase additional borrowing up to $15.0 million (the “Term D Loan”).

During June through September of 2022, the Company drew an additional $15.0 million of the Term C Loan based upon the achievement of certain revenue thresholds under the amended and restated provisions of the 2021 Term Loan. In connection with the Term C Loan under the 2021 Term Loan, the Company paid issuance costs of $0.3 million, which will be amortized over the remaining life of the loan. Upon the additional $15.0 million draw on the Term C Loan, warrants exercisable for 44,220 shares of Series D-1 preferred stock were issued. The Company has recorded a warrant liability of $0.4 million in connection with the Term C Loan on the consolidated balance sheets. In September 2022, in connection with the amendment of the 2021 Term Loan, the Company committed to issue warrants exercisable for an additional 44,220 shares of Series D-1 preferred stock if the Company draws on the entire Term D Loan. The fair value of these warrants was determined to be $0.4 million upon issuance and are classified as a warrant liability on the consolidated balance sheets as of June 30, 2023 and December 31, 2022 (see Note 8).

During October through December of 2022, the Company drew an additional $15.0 million of the Term D Loan based upon the achievement of certain revenue thresholds under the amended and restated provisions of the 2021 Term Loan. As of June 30, 2023, the Company has outstanding borrowings of $55.0 million under the 2021 Term Loan and has no additional borrowings available.

The Company has the option to prepay the 2021 Term Loan provided it pays a prepayment fee equal to 3% of the outstanding principal if paid on or prior to the one-year anniversary of funding, 2% of the outstanding principal if paid after the first anniversary of funding, 1% of the outstanding principal if paid after the second anniversary of the funding and 0.5% if paid after the third anniversary of the funding. A final payment fee of 3% of the funded amount of the loan is due upon maturity, which is accreted to interest expense over the term of the 2021 Term Loan.

The 2021 Term Loan Agreement as amended contains certain financial reporting and other covenants, including the maintenance of a minimum liquidity amount of $3.0 million, maintenance of minimum product revenues over trailing twelve-month periods, and the absence of the occurrence of a material adverse change. Upon the occurrence of an event of default, Runway may declare all outstanding obligations immediately due and payable as well as increase the interest rate 5.0% above the rate that is otherwise applicable.

In connection with the closing of the Business Combination in August 2023, the 2021 Term Loan was paid off with the proceeds received from the Fortress debt financing (see Note 1). The Company has classified the 2021 Term Loan as a current liability in the June 30, 2023 and December 31, 2022 consolidated balance sheets.

Interest expense for the three and six months ended June 30, 2023 related to the 2021 Term Loan and 2021 Term Loan Agreement was $2.2 million and $4.3 million, respectively, consisting of $2.0 million of contractual interest, less than $0.1 million amortization of the debt discount, $0.1 million amortization of the warrant, and term loan accretion of $0.1 million for the three months ended June 30, 2023 and consisting of $4.0 million of contractual interest, $0.1 million amortization of the debt discount, $0.1 million amortization of the warrant and term loan accretion of $0.1 million for the six months ended June 30, 2023. Interest expense for the three and six months ended June 30, 2022 related to the 2021 Term Loan and 2021 Term Loan Agreement was $0.7 million and $1.5 million, respectively, consisting of $0.7 million of contractual interest and less than $0.1 million of amortization of debt discount, amortization of the warrant, and term loan accretion for the three months ended June 30, 2022 and consisting of $1.3 million of contractual interest, $0.1 million of amortization of debt discount and amortization of the warrant, and term loan accretion of $0.1 million for the six months ended June 30,2022. The average interest rate during the three and six months ended June 30, 2023 was 14.44% and 14.23%, respectively. The average interest rate during the three and six months ended June 30, 2022 was 10.30% and 10.02%, respectively.

Scheduled future maturities of the 2021 Term Loan for years subsequent to June 30, 2023 are as follows (in thousands):

December 31, 2023	$—
December 31, 2024	—
December 31, 2025	3,929
December 31, 2026	51,071
$55,000

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Convertible Notes

2021 Convertible Notes

In December 2021, the Company entered into a convertible note purchase agreement with investors for gross proceeds of $2.0 million with a stated interest rate of 5.0% per annum (the “2021 Convertible Notes”) and a maturity date 36 months from the date of issuance unless previously converted pursuant to their terms of the agreement. No issuance costs were incurred.

The 2021 Convertible Notes provide that, effective upon either a Special Purpose Acquisition Company (i.e. “deSPAC”) transaction, closing of a qualified financing, or closing of a non-qualified financing, all of the outstanding principal and interest would automatically convert into common shares or shares of the same class or series of capital stock issued in the qualified financing in an amount equal to the balance of the 2021 Convertible Notes on the date of conversion divided by the capped conversion price which is calculated by dividing $600.0 million by the fully diluted capitalization of the Company immediately prior to the conversion of the 2021 Convertible Notes. If the 2021 Convertible Notes are not converted into common shares, the principal and accrued interest become payable by the Company on the earlier of the maturity date or upon an event of default. As defined in the 2021 Notes Agreement, an event of default is either (i) the Company being unable to pay its debts as they become due or (ii) the occurrence of events of liquidation or bankruptcy of the Company.

Interest expense for the three and six month periods ended June 30, 2023 was less than $0.1 million and $0.1 million, respectively. Interest expense for the three and six month periods ended June 30, 2022 was less than $0.1 million and $0.1 million, respectively, consisting entirely of contractual interest. On August 1, 2023, in connection with the closing of the Mergers, the outstanding 2021 Convertible Notes were converted into the applicable number of shares of New Allurion common stock and are no longer outstanding.

2022 Convertible Notes

In January 2022, the Company entered into a convertible note purchase agreement with investors for gross proceeds of $1.1 million with a stated interest rate of 5.0% per annum (the “2022 Convertible Notes”). The 2022 Convertible Notes mature 36 months from the issuance date unless previously converted pursuant to their terms of the agreement. Issuance costs were de minimis. The 2022 Convertible Notes have the same terms as the 2021 Convertible Notes.

Interest expense for each of the three and six month periods ended June 30, 2023 and June 30, 2022 related to the 2022 Convertible Notes was less than $0.1 million, consisting entirely of contractual interest. On August 1, 2023, in connection with the closing of the Mergers, the outstanding 2022 Convertible Notes were converted into the applicable number of shares of New Allurion Common Stock and are no longer outstanding.

2023 Convertible Notes

Between February and June 2023, the Company entered into a convertible note purchase agreement with investors for gross proceeds of $19.6 million with a stated interest rate of 7.0% per annum (the “2023 Convertible Notes”). The 2023 Convertible Notes mature on December 31, 2026 unless previously converted pursuant to the terms of their agreement. The 2023 Convertible Notes provide that, effective upon a deSPAC transaction, all of the outstanding principal and interest would automatically convert into a number of shares of common stock equal to the balance of the 2023 Convertible Notes on the date of conversion divided by the discounted capped conversion price, which is calculated by dividing $217.3 million by the fully diluted capitalization of the Company immediately prior to the conversion of the 2023 Convertible Notes. Additionally the 2023 Convertible Notes provide that, effective upon the closing of a qualified financing, holders of the 2023 Convertible Notes could optionally accelerate repayment of the principal and interest of the 2023 Convertible Notes or convert all of the outstanding principal and interest into common shares or shares of the same class or series of capital stock issued in the qualified financing equal to the balance of the 2023 Convertible Notes on the date of conversion divided by the greater of the capped price or the discounted price. The capped price is calculated by dividing $260.0 million by the fully diluted capitalization of the Company immediately prior to the conversion of the 2023 Convertible Notes, and the discounted price is calculated as 85% of the cash price of the same class or series of capital stock issued in the qualified financing. The 2023 Convertible Notes entered into between February 2023 and June 2023 are accounted for under the FVO election of ASC Topic 825, Financial Instruments (“ASC 825”) as the notes contain embedded derivatives including the automatic conversion upon a deSPAC Transaction prior to the deSPAC deadline, voluntary conversion upon a qualified financing, automatic repayment upon a sale event, and conversion rate adjustment, that would require bifurcation and separate accounting. These convertible notes are initially

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

measured at their issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

Interest expense for the three and six months ended June 30, 2023 related to the 2023 Convertible Notes was $0.3 million and $0.4 million, respectively, consisting entirely of contractual interest.

On May 2, 2023 the Company entered into termination agreements (the “Termination Agreements”) with each of the side letter holders. With respect to the Termination Agreement with one of the side letter holders (the “Side Letter Holder”), the Company had the right to prepay, in one or more transactions, all or a portion of the outstanding principal amount, plus accrued interest, under the related 2023 Convertible Notes (the “Side Letter Holder Bridge Note”), including by way of (a) a $2 million payment in cash by the Company to the Side Letter Holder on May 2, 2023, $1.5 million of which is deemed a prepayment penalty and recorded as other expense on the income, with the remaining $0.5 million recorded as a reduction of the principal amount, (b) immediately prior to the consummation of the transactions contemplated by the Business Combination Agreement, an additional payment of at least $6 million, up to the then-outstanding principal amount, plus accrued interest, under the Side Letter Holder Bridge Note by way of (i) payment in cash by the Company and/or (ii) the sale and transfer of all or any portion of the Side Letter Holder Bridge Note, equivalent in value to the portion of the additional payment to be repaid pursuant to this clause (b)(ii), to any person or persons designated in writing by the Company. The Termination Agreements were accounted for as a modification of debt and the modified convertible notes will continue to be accounted for under the FVO with any change in fair value recognized in other expense on the income statement.

In addition, under the Termination Agreement executed with the Side Letter Holder, New Allurion has agreed to issue to the Side Letter Holder a number of shares of New Allurion Common Stock (“PubCo Additional Shares”) equal to (a) the outstanding principal and accrued interest under the Side Letter Holder Bridge Note immediately prior to the consummation of the transactions contemplated by the Business Combination Agreement (after giving effect to the payment of the repayments) divided by $5.00, plus (b) 300,000 shares of New Allurion Common Stock. The PubCo Additional Shares were accounted for as a freestanding financing liability. The liability for the PubCo Additional Shares is initially measured at its issue-date estimated fair value and subsequently remeasured at fair value at each reporting period with changes in fair value reflected in earnings until the PubCo Additional Shares are issued. A $3.3 million liability was recorded at issuance for the Base PubCo and Backstop Share as Other Liabilities on the balance sheet at June 30, 2023 and the related expense recorded through other expense, net on the income statement for the six months ended June 30, 2023. On August 1, 2023, upon closing of the Mergers, the Side Letter Holder was issued 387,696 PubCo Additional Shares and the liability is no longer outstanding.

Further on May 2, 2023 the Backstop Purchasers entered into the Backstop Agreement with the Company, New Allurion and the Side Letter Holder. Pursuant to the Backstop Agreement, each Backstop Purchaser agreed that to the extent any Side Letter Holder Bridge Notes remain outstanding prior to the consummation of the Mergers, such Backstop Purchase will, at the closing of the Mergers, purchase up to $2.0 million of the Side Letter Holder Bridge Notes from the Side Letter Holder in exchange for shares of New Allurion Common Stock (the “Base PubCo Shares, Backstop Shares and Conditional Additional PubCo Shares”). The Base PubCo Shares and Backstop Shares were accounted for as a freestanding financing liability. The Base PubCo Shares and Backstop Shares liability is initially measured at its issue-date estimated fair value and subsequent remeasured at fair value at each reporting period with changes in fair value reflected in earnings until the Base PubCo Shares and Backstop Shares are issued. A $3.3 million liability was recorded at issuance for the Base PubCo and Backstop Share as Other Liabilities on the balance sheet at June 30, 2023 and the related expense recorded through other expense, net on the income statement for the six months ended June 30, 2023.

On August 1, 2023, immediately prior to the closing of the Mergers, we repaid $6.3 million of the Side Letter Holder Bridge Note, leaving a principal balance of $6.3 million. Each Backstop purchaser then; (a) purchased $2.0 million principal amount of the outstanding portion of the Side Letter Holder Bridge Note, (b) New Allurion canceled the existing Side Letter Holder Bridge Note and issued a new Convertible Note to the Side Letter Holder for the remaining balance together with all unpaid interest accrued since the date of issuance of $2.7 million, (c) New Allurion issued convertible notes to each Backstop Purchaser with an issuance date of the Closing Date (August 1, 2023) and an original principal amount of $2.0 million each and (d) New Allurion issued 700,000 shares of New Allurion Common Stock to each Backstop Purchaser.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

8.
Fair Value Measurements

The following tables present the fair value hierarchy for the Company's assets and liabilities that are measured at fair value at issuance date and on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

Fair Value Measurement as of June 30, 2023
	Total Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$35	$35	$—	$—
Total assets	$35	$35	$—	$—
Liabilities:
Series C Common Stock Warrant Liability	$743	$—	$—	$743
Series B Preferred Stock Warrant Liability	556	—	—	556
Series A-1 Preferred Stock Warrant Liability	161	—	—	161
Other Common Stock Warrant Liabilities	608	—	—	608
Series C Preferred Stock Warrant Liability	1,182	—	—	1,182
Derivative Liability—Success Fee	213	—	—	213
Series D-1 Preferred Stock Warrant Liability	780	—	—	780
2023 Convertible Notes	16,793	—	—	16,793
PubCo Additional Share Liability	3,327	—	—	3,327
Base PubCo Shares and Backstop Shares Liability	3,305	—	—	3,305
Total Liabilities	$27,668	$—	$—	$27,668

Fair Value Measurement as of December 31, 2022
	Total Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$4,925	$4,925	$—	$—
Total assets	$4,925	$4,925	$—	$—
Liabilities:
Series C Common Stock Warrant Liability	$340	$—	$—	$340
Series B Preferred Stock Warrant Liability	303	—	—	303
Series A-1 Preferred Stock Warrant Liability	82	—	—	82
Other Common Stock Warrant Liabilities	255	—	—	255
Series C Preferred Stock Warrant Liability	684	—	—	684
Derivative Liability—Success Fee	180	—	—	180
Series D-1 Preferred Stock Warrant Liability	707	—	—	707
Total Liabilities	$2,551	$—	$—	$2,551

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The Company has classified the warrants within Level 3 of the hierarchy as the fair value is derived using the Black-Scholes option pricing model, which uses a combination of observable (Level 2) and unobservable (Level 3) inputs. See table below for the assumptions used in the pricing model:

	Measurement Date	Interest Rate	Exercise Price	Estimated Fair Value of Underlying Share Price	Expected Volatility	Expected Life (Years)
Series A-1 Preferred Stock warrants	June 30, 2023	5.43%	$1.90	$11.66	50%	0.21
Series B Preferred Stock warrants	June 30, 2023	5.14%	2.38	11.70	55%	1.45
Series C Common Stock warrants	June 30, 2023	4.31%	0.01	9.91	59%	3.55
Series C Preferred Stock warrants	June 30, 2023	3.97%	6.58	11.79	59%	7.75
Other Common Stock	June 30, 2023	4.31%	1.02 - 1.10	9.91	59%	4.1 - 4.2
Series D-1 Preferred Stock warrants	June 30, 2023	3.81 - 3.97%	11.87	12.88	59%	7.8 - 9.2

	Measurement Date	Interest Rate	Exercise Price	Estimated Fair Value of Underlying Share Price	Expected Volatility	Expected Life (Years)
Series A-1 Preferred Stock warrants	December 31, 2022	4.42%	1.90	$6.75	69%	0.25
Series B Preferred Stock warrants	December 31, 2022	4.41%	2.38	6.91	65%	2.00
Series C Common Stock warrants	December 31, 2022	4.11%	0.01	4.54	63%	4.00
Series C Preferred Stock warrants	December 31, 2022	3.92%	6.58	7.24	63%	8.20
Other Common Stock	December 31, 2022	3.99%	1.02 - 1.10	4.54	63%	4.6 - 4.7
Series D-1 Preferred Stock warrants	December 31, 2022	3.88 - 3.92%	11.87	11.31	63%	8.2 - 9.7

Expected dividend yield for all calculations is 0.00%.

2019 Term Loan Success Fee Derivative Liability

The derivative liability for the Success Fee associated with the 2019 Term Loan was recorded at fair value as of June 30, 2023 using the following assumptions: weighted-average probability of 80% for the likelihood of a change in control or liquidity event within four years from the initial valuation date of the derivative liability; 20% that no change in control or liquidity event occurs prior to the expiration of the Success Fee period; and a market-based discount rate that will increase or decrease each period based on changes in the probability in the future cash flows.

2023 Convertible Notes

The 2023 Convertible Notes with a principal amount of $19.1 million at June 30, 2023 were accounted for using the FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently re-measured at estimated fair value on a recurring basis at each reporting period date. At June 30, 2023, the fair value was measured using a hybrid method which is a probability-weighted expected return method, where the convertible notes value is based on the following probability weighted scenarios: automatic conversion into common stock upon closing of the Compute Health deSPAC

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(75% probability), an optional conversion in a qualified financing (15% probability), and a dissolution event (10% probability). The valuation includes significant unobservable inputs related to the probability of occurrence of each scenario, the estimated share price at conversion ($7.04 per share), and an estimated discount rate of 23%.

PubCo Additional Share Liability

The PubCo Additional Share Liability was recorded at fair value as of June 30, 2023 using the following assumptions: estimated number of shares of 478,101; estimated price of shares at settlement of $7.04; and a market-based discount rate of 15%.

Base PubCo and Backstop Share Liability

The Base PubCo and Backstop share liability was recorded at fair value as of June 30, 2023 using the following assumptions: estimated number of shares for each Backstop Purchaser of 950,000; estimated price of shares at settlement of $7.04; a market-based discount rate of 15%; and a 25% probability of occurrence that the Backstop would be utilized by the Company as of June 30, 2023.

The changes in the fair values of the warrant, success fee derivative liability, convertible notes, PubCo Additional Shares liability, and Base PubCo and Backstop Shares liability categorized with Level 3 inputs were as follows:

	MLSC Warrants	Preferred Stock Warrants	Common Stock Warrants	Success Fee Derivative Liability	2023 Convertible Notes	PubCo Share Liability	Base PubCo & Backstop Share Liability	Total
Balance – January 1, 2022	$29	$481	$231	$159	$—	$—	$—	$900
Fair value upon issuance	—	—	—	—	—	—	—	—
Change in fair value	(5)	4	(33)	—	—	—	—	(34)
Balance – March 31, 2022	24	485	198	159	—	—	—	866
Fair value upon issuance	—	147	—	—	—	—	—	147
Balance – June 30, 2022	24	632	198	159	—	—	—	1,013

Balance – January 1, 2023	$—	$1,777	$596	$178	$—	$—	$—	$2,551
Change in fair value	—	826	649	29	—	—	—	1,504
Exercise of warrants	—	(18)	—	—	—	—	—	(18)
Balance – March 31, 2023	—	2,585	1,245	207	—	—	—	4,037
Fair value upon issuance	—	—	—	—	19,550	3,370	3,264	26,184
Change in fair value	—	98	106	6	(2,257)	(43)	41	(2,049)
Exercise of warrants	—	(4)	—	—	—	—	—	(4)
Repayments of debt	—	—	—	—	(500)	—	—	(500)
Balance – June 30, 2023	—	$2,679	$1,351	$213	$16,793	$3,327	$3,305	$27,668

The change in fair value of the warrants, success fee derivative liabilities, convertible notes, PubCo Additional Shares liability, and Base PubCo and Backstop Shares liability at each period is recorded as a component of other income or other expense in the consolidated statements of operations and comprehensive loss.

9.
Income Taxes

The Company recorded income tax expense for the three and six month periods ended June 30, 2023 of less than $0.1 million and $0.1 million, respectively, representing effective tax rates of (0.1%) for both periods. Income tax expense was zero for both periods in 2022. The tax expense recorded relates to the earnings of the Company’s profitable foreign subsidiaries.

As of June 30, 2023 and 2022, the Company maintained a full valuation allowance against its net deferred tax assets as the Company has incurred significant operating losses since inception and has concluded that its net deferred tax asset is not more-likely-than-not realizable.

As of June 30, 2023 and 2022, the Company has not recorded tax reserves for any uncertain tax provisions.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

10.
Redeemable Convertible Preferred Stock and Stockholders’ Deficit

Preferred Equity

The Company issued Series A convertible preferred stock (the “Series A Preferred Stock”), Series B convertible preferred stock (the “Series B Preferred Stock”), Series C redeemable convertible preferred stock (the “Series C Preferred Stock”), and Series D convertible preferred stock (the “Series D Preferred Stock” and all such series collectively the “Preferred Stock”). All Preferred Stock is convertible at the option of the holder and automatically upon contingent events such as a sale, an initial public offering (“IPO”) or a deSPAC event.

As of June 30, 2023, Preferred Stock consisted of the following (in thousands, except share amounts):

	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A Preferred Stock	2,276,786	2,276,786	$1,603	$2,486	2,276,786
Series A-1 Preferred Stock	1,513,028	1,486,048	2,782	4,235	1,486,048
Series B Preferred Stock	2,298,929	2,240,427	5,192	7,982	2,240,427
Series C Preferred Stock	8,113,616	7,927,446	39,122	39,122	7,927,446
Series D-1 Preferred Stock	1,684,565	842,283	9,614	16,162	842,283
Series D-2 Preferred Stock	3,644,616	3,644,616	24,054	36,672	3,644,616
Series D-3 Preferred Stock	1,498,348	1,498,348	14,789	24,438	1,498,348
Total	21,029,888	19,915,954	$97,156	$131,097	19,915,954

As of December 31, 2022, Preferred Stock consisted of the following (in thousands, except share amounts):

	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A Preferred Stock	2,276,786	2,276,786	$1,603	$2,486	2,276,786
Series A-1 Preferred Stock	1,513,028	1,485,544	2,776	4,234	1,485,544
Series B Preferred Stock	2,298,929	2,236,793	5,163	7,969	2,236,793
Series C Preferred Stock	8,113,616	7,927,446	39,122	39,122	7,927,446
Series D-1 Preferred Stock	1,684,565	842,283	9,615	15,865	842,283
Series D-2 Preferred Stock	3,644,616	3,644,616	24,054	35,997	3,644,616
Series D-3 Preferred Stock	1,498,348	1,498,348	14,788	23,988	1,498,348
Total	21,029,888	19,911,816	$97,121	$129,661	19,911,816

Voting Rights

The preferred stockholders vote as a single class together with holders of all other classes and series of stock of the Company on all actions to be taken by the stockholders of the Company. The preferred stockholders are entitled to the number of votes equal to the number of shares of common stock into which the shares held by each holder are then convertible. The Series C Preferred Stockholders are entitled to elect two members of the Board of Directors, and the common stockholders are entitled to elect four members of the Board of Directors.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Dividend Rights

All Preferred Stock participates in dividends with Common Stock on an as-converted basis when declared by the Board of Directors. The preferred stockholders are entitled to receive dividends, when and if declared, on a pro rata pari passu basis according to the number of shares of common stock held by such holder. The Series D preferred stockholders are also entitled to a cumulative dividend that accrues at the rate of 6% per annum. The dividend accrues on a daily basis from and including the issuance date of such shares, whether or not declared. No dividends were declared through June 30, 2023.

Liquidation Preference

In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the Company, before any payment shall be made to the holders of common stock, the holders of shares of Preferred Stock then outstanding are entitled to be paid out of the funds and assets available for distribution to the Company’s stockholders, on a pari passu basis, an amount per share equal to (i) for the Series A, Series A-1, Series B and Series C preferred stock, a per share liquidation preference equal to $1.092, $2.850, $3.563 and $4.935, respectively, plus any accruing dividends accrued but unpaid, whether or not declared and (ii) for the Series D-1, Series D-2, and Series D-3 preferred stock, a per share liquidation preference equal to $17.809, $9.338, and $15.137, respectively, plus any accruing dividends accrued but unpaid, whether or not declared, provided, that if the Company achieves a revenue milestone of $65.0 million in a trailing twelve month period (the “Milestone”), then in lieu of the foregoing, the holders of the Series D-1, Series D-2, and Series D-3 Preferred Stock are entitled to receive an amount per share equal to $11.8725, $6.2256 and $10.0916, respectively, plus any accruing dividends accrued but unpaid, whether or not declared (collectively, the “Preferred Stock Preference”). After payment of the Preferred Stock Preference, the funds and assets available for distribution to the Company’s stockholders, if any, will be initially distributed on a pro rata basis to the holders of common stock in the Company in proportion to the number of shares of common stock held at an amount per share equal to 150% of the Original Issue Price of the Series A Preferred Stock ($1.092), plus any dividends declared but unpaid thereon (the “First Catchup Amount”). Any remaining funds and assets available for distribution to the Company’s stockholders, if any, after the First Catchup Amount will then be distributed on a pro rata basis to the holders of common stock and Preferred Stock in the Company in proportion to the number of shares of common stock or Preferred Stock held.

Conversion Rights

Each share of Preferred Stock is convertible at any time, at the option of the holder, into one share of common stock, based upon the per share conversion factors of each series’ applicable original issuance prices, adjustable for certain dilutive events. Conversion is mandatory upon the closing of an IPO or deSPAC event, or upon the election of the holders of a majority of the then-outstanding Preferred Stock.

Redemption

The holders of Series A, Series A-1, Series B, Series D-1, Series D-2, and Series D-3 Preferred Stock are not entitled to any redemption rights, other than those under their liquidation rights discussed above. Upon the election of the holders of a majority of shares of the Series C Preferred Stock, up to 50% of the outstanding shares of Series C Preferred Stock are redeemable at a price equal to 1.5 times the original issuance price, plus all declared, but unpaid dividends thereon, on a pro rata basis in an equal semiannual portion, after January 17, 2022. The Series C contingent redemption upon a deemed liquidation event results in mezzanine equity classification (outside of permanent equity) on the Company’s consolidated balance sheet.

Common Equity

The Board of Directors authorized up to 38,000,000 shares of common stock par value $0.0001 per share. As of June 30, 2023 and December 31, 2022, 7,698,923 and 7,654,943 shares of common stock were outstanding, respectively. The Company issued 43,980 shares of common stock in the six months ended June 30, 2023 upon the exercise of stock options.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The number of shares of common stock that have been reserved for issuance upon the potential conversion or exercise, as applicable, of the Company’s securities as of June 30, 2023, is as follows:

Convertible preferred stock (as converted to common stock)	11,988,508
Redeemable convertible preferred stock (as converted to common stock)	7,927,446
Outstanding options to purchase common stock	4,229,085
Restricted Stock Units	1,446,938
Warrants to purchase preferred stock (as converted to warrants to purchase common stock)	296,347
Warrants to purchase common stock	141,985
Convertible notes (as converted to common stock)	3,568,468
Total	29,598,777

Warrants

As of June 30, 2023 and December 31, 2022, warrants to purchase the following classes of Preferred Stock and Common Stock outstanding consist of the following:

June 30, 2023
Issuance Date	Remaining Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
9/16/2013	0.2	Series A-1 Preferred Stock	Liability	16,426	$1.90
12/1/2014	1.4	Series B Preferred Stock	Liability	58,502	2.38
3/30/2021	7.7	Series C Preferred Stock	Liability	132,979	6.58
6/4/2022	8.9	Series D-1 Preferred Stock	Liability	44,220	11.87
9/15/2022	9.2	Series D-1 Preferred Stock	Liability	44,220	11.87
1/17/2017	3.5	Common stock	Liability	75,000	0.01
8/3/2017	4.1	Common stock	Liability	10,000	1.10
9/8/2017	4.2	Common stock	Liability	29,412	1.02
6/19/2018	5.0	Common stock	Liability	18,382	1.02
6/25/2019	6.0	Common stock	Liability	9,191	1.02
				438,332

December 31, 2022
Issuance Date	Remaining Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
9/16/2013	0.7	Series A-1 Preferred Stock	Liability	16,930	$1.90
12/1/2014	1.9	Series B Preferred Stock	Liability	62,136	2.38
3/30/2021	8.2	Series C Preferred Stock	Liability	132,979	6.58
6/4/2022	9.4	Series D-1 Preferred Stock	Liability	44,220	11.87
9/15/2022	9.7	Series D-1 Preferred Stock	Liability	44,220	11.87
1/17/2017	4.0	Common stock	Liability	75,000	0.01
8/3/2017	4.6	Common stock	Liability	10,000	1.10
9/8/2017	4.7	Common stock	Liability	29,412	1.02
6/19/2018	5.5	Common stock	Liability	18,382	1.02
6/25/2019	6.5	Common stock	Liability	9,191	1.02
				442,470

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

11.
Net Loss per Share

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(21,996)	$(5,405)	$(39,797)	$(11,824)
Cumulative undeclared dividends to participating securities (Series D convertible preferred stock)	(725)	(725)	(1,442)	(1,442)
Net loss attributable to common shareholders	$(22,721)	$(6,130)	$(41,239)	$(13,266)
Denominator:
Basic and diluted weighted-average common stock outstanding	7,679,345	7,467,597	7,670,589	7,444,937
Net loss per share, basic and diluted	$(2.96)	$(0.82)	$(5.38)	$(1.78)

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2023	2022
Convertible preferred stock (as converted to common stock)	11,988,508	11,977,580
Redeemable convertible preferred stock (as converted to common stock)	7,927,446	7,927,446
Outstanding options to purchase common stock	4,229,085	2,935,031
Restricted Stock Units	1,446,938	—
Warrants to purchase preferred stock (as converted to warrants to purchase common stock)	296,347	273,609
Warrants to purchase common stock	141,985	282,359
Convertible notes (as converted to common stock)	3,568,468	167,396
Total	29,598,777	23,563,421

12.
Stock Based Compensation

The Company’s 2010 Stock Option Plan (the “2010 Plan”) provided for the grant of qualified incentive stock options, nonqualified stock options, and or other awards to the Company’s employees, officers, directors, advisors, and outside consultants to purchase the Company’s common stock. On December 11, 2020, the Company’s Board of Directors adopted the 2020 Stock Option Plan, (together with the 2010 Plan, the “Plans”), which provides for the grant of qualified incentive stock options, nonqualified stock options, and other awards to the Company’s employees, officers, directors, advisors, and outside consultants to purchase the Company’s common stock. As of June 30, 2023 and December 2022, 5,676,023 and 5,846,026 options and RSUs, respectively, were issued and exercisable under the Plans. As of June 30, 2023 and December 31, 2022, there were 480,104 and zero shares, respectively, remaining available for future grant under the Plans. The stock options generally vest over a four-year period and expire 10 years from the date of grant.

Stock-based compensation expense included in the consolidated statement of operations and comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$3	$—	$15	$—
Selling, general and administrative	372	72	758	130
Research and development	26	17	37	32
Total stock-based compensation expense	$401	$89	$810	$162

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Stock Options

The following table summarizes the option activity under the Plans during the six months ended June 30, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per option)	(in years)	(in thousands)
Outstanding—January 1, 2023	4,399,088	$2.31	7.7	$9,595
Granted	—	—
Cancellations and forfeitures	(126,023)	2.15
Exercised	(43,980)	1.19
Outstanding—June 30, 2023	4,229,085	2.33	7.1	28,248
Exercisable at June 30, 2023	2,337,896	$1.49	5.6	$17,938

There were no stock options granted during the six months ended June 30, 2023. The weighted average grant-date fair value of the stock option awards granted during the six months ended June 30, 2022 was $1.24 per option.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the table below. Expected volatility for the Company’s common stock was determined based on an average of the historical volatility of a peer group of public companies which are similar to the Company. The expected term of options granted to employees was calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate expected term. The expected term of options granted to non-employees is the remaining contractual term of the award. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free rate for periods within the expected life of the option is based upon the U.S. Treasury yield curve in effect at the time of grant.

In determining the exercise prices for options granted, the Company’s Board of Directors has considered the fair value of the common stock as of the measurement date. The fair value of the common stock has been approved by the Board of Directors at each award grant date based upon a variety of factors, including the results obtained from an independent valuation, the Company’s current financial position, historical financial performance and prospects, the status of technological developments within the Company’s products, the composition and ability of the current management team, an evaluation or benchmark of the Company’s competition, the current global economic and business climates, the illiquid nature of the common stock, arm’s-length sales of the Company’s capital stock (including convertible preferred stock), the effect of the rights and preferences of the preferred stockholders, and the prospects of a liquidity event, among others.

There were no grants during the six months ended June 30, 2023. The assumptions used in the Black- Scholes option-pricing model for the six months ended June 30, 2022 are as follows:

Expected volatility	62%
Risk-free interest rate	2.84%
Expected dividend yield	0%
Expected term (in years)	6.0

As of June 30, 2023, there were $3.5 million of unrecognized compensation costs related to nonvested options granted under the Plans, which is expected to be recognized over a remaining weighted-average period of approximately two years.

Restricted Stock Units

The Company has issued RSUs to a member of the Board of Directors with vesting subject to both a performance-based closing condition dependent on the successful Business Combination with Compute Health and time-based vesting conditions. See Note 1 for information about the closing of the Business Combination with Compute Health. Upon the satisfaction of the closing condition, 62.5% of the RSUs awarded will vest. Thereafter, the remaining 37.5% of the RSUs will vest monthly over a period of two years. The

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

RSUs will automatically terminate and be forfeited if the closing condition is not met. Additionally, all RSUs are subject to forfeiture if the grantee’s continuous service relationship as a member of the Board of Directors terminates prior to vesting. The following table summarizes the restricted stock unit activity under the Plans during the six months ended June 30, 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value
		(per share)
Outstanding—January 1, 2023	1,446,938	$4.41
Granted	—	—
Cancellations and forfeitures	—	—
Vested	—	—
Outstanding—June 30, 2023	1,446,938	$4.41

There were no shares granted, vested, or cancelled during the six months ended June 30, 2023 and 2022. The RSUs will only vest upon satisfaction of the closing condition, which has not yet occurred and is not considered probable until such an event occurs. Accordingly, no compensation cost had been recognized related to the RSUs. In connection with the closing of the Business Combination in August 2023, 62.5% of the RSUs vested.

13.
Employee Benefit Plan

The Company has a 401(k) retirement plan that covers eligible U.S. employees. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contribution. During the three and six months ended June 30, 2023 and 2022, the Company’s matching contributions to the plan were less than $0.1 million.

14.
Commitments and Contingencies

Operating Leases

With respect to contracts involving the use of assets, if the Company has the right to direct the use of the asset and obtain substantially all economic benefits from the use of an asset, it accounts for the service contract as a lease.

In February 2023, the Company executed amendments to three of its leases in Natick, Massachusetts. The amendments were accounted for as a modification of the existing lease agreements, with impacts to the lease term, lease payments, and related lease liability for each of the three leases. As a result of these amendments, the leases in Natick will now expire between June 2024 and March 2028, and additional operating lease assets obtained in exchange for lease obligations were $0.9 million. As of June 30, 2023, the Company was a party to seven different leases for office, manufacturing, and laboratory space under non-cancelable office leases in three cities. These leases total approximately 51,000 square feet and will expire between June 2024 and March 2028. The Company has a right to extend certain of these leases for periods between three and five years. The Company also holds immaterial leases related to vehicles and office equipment. Under its leases, the Company pays base rent and a proportional share of operating expenses. Such operating expenses are subject to annual adjustment and are accounted for as variable payments in the period in which they are incurred.

The Company adopted ASC 842 as of January 1, 2022. All of the Company’s leases are classified as operating leases at the adoption date and as of June 30, 2023. The components of Right of Use (“ROU”) assets and lease liabilities are included in the consolidated balance sheets. The short-term portion of the Company’s operating lease liability is recorded as part of accrued expenses and other current liabilities on the consolidated balance sheets.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Other pertinent lease information for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease costs	$275	$207	$549	$399
Short-term lease costs	7	3	13	5
Variable lease costs	72	51	160	94
Operating cash flows paid for amounts in the measurement of operating lease liabilities	284	232	546	465
Operating lease assets obtained in exchange for lease obligations	—	—	874	316

Future commitments under non-cancelable operating lease agreements as of June 30, 2023 are as follows (in thousands):

2023	$560
2024	1,133
2025	1,074
2026	728
2027	643
Thereafter	108
Total lease payments	$4,246
Less: present value adjustment	(695)
Total lease liabilities	3,551
Less: current lease liability	(840)
Long-term operating lease liabilities	$2,711

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate when measuring operating lease liabilities as discount rates were not implicit or readily determinable. As of June 30, 2023, the weighted average remaining lease term for operating leases is 3.9 years and the weighted average discount rate used to determine the operating lease liability is 9.5%.

Product Liability

The Company has not received any material product liability claims. While product defects and adverse patient reactions associated with the Allurion Balloon have occurred, and are expected to continue to occur, the Company does not have a history of product defects or adverse patient reactions that the Company’s management believes would give rise to a material product liability claim. Furthermore, the Company has obtained insurance related to potential product liability claims.

Litigation and Claims

In the normal course of operations, the Company may become involved in various claims and legal proceedings related to, for example, the validity or scope of its intellectual property rights, employee-related matters, or adverse patient reactions. Additionally, during the normal course of business, the Company may be a party to legal claims that may not be covered by insurance. As of June 30, 2023 and December 31, 2022, the Company has not recorded accruals for probable losses related to any existing or pending litigation or claims as the Company’s management has determined that there are no matters where a potential loss is probable and reasonably estimable. The Company does not believe that any existing or pending claims would have a material impact on the Company’s consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

15.
Geographic Information

Long-lived assets, consisting of property and equipment, net and ROU assets by geography were as follows (in thousands):

	June 30, 2023	December 31, 2022
United States	$4,780	$3,999
France	1,132	1,282
All other countries	—	—
Long-lived assets	$5,912	$5,281

Refer to Note 3 for information on revenue by geography.

16.
Related-party Transactions

Lease Agreement with Related Party

In August 2022, the Company entered into an operating lease agreement for additional office space in Paris, France with LNMP JPBC Invest. The Company’s Trade Marketing Director was the signor of this lease for LNMP JPBS Invest. Additionally, the Company’s Chief Commercial Officer is also a partner of LNMP JPBC Invest. The lease agreement includes lease payments of approximately $0.1 million per year. The lease commenced August 1, 2022 and ends on July 31, 2025. The Company concluded that the commercial terms of the lease agreement were competitive, at the current market rate and conducted at arm’s-length.

Consulting Agreements with KKG Enterprises, LLC and Remus Group Management, LLC

In the first quarter of 2023, Allurion entered into consulting agreements with KKG Enterprises, LLC (“KKG Enterprises”) and Remus Group Management, LLC (“Remus Group Management”) to assist Allurion in building out its AI platform, augment its AI advisory board, and provide advisory services related to the Business Combination. These agreements were tied to Allurion Board-related work by Krishna Gupta, who is a director of Allurion, CEO of Remus Group Management, principal at KKG Enterprises, and affiliated with Romulus Capital, a stockholder of Allurion. The agreements include payments of $0.2 million to KKG Enterprises and $0.3 million to Remus Group Management as board compensation to Krishna Gupta. These agreements were terminated on June 20, 2023.

Convertible Note with Hunter Ventures Limited

On February 15, 2023, Allurion sold $13 million of the $13.6 million 2023 Convertible Notes to Hunter Ventures Limited (“HVL”) and entered into a Side Letter with HVL, who is a limited partner of Romulus Growth Allurion L.P., which is a fund affiliated with Krishna Gupta (a director of Allurion; in addition, entities affiliated with him hold more than 5% of our outstanding capital stock). Refer to Note 1 and Note 7 for additional information regarding the 2023 Convertible Notes.

Convertible Note with Related Party

In June 2023, Allurion sold $0.2 million of the 2023 Convertible Notes to the Company’s Chief Commercial Officer. The notes are subject to the terms of the 2023 Convertible Notes discussed in Note 7 – Debt.

17.
Subsequent Events

The Company has completed an evaluation of all subsequent events through October 20, 2023, which is the date the consolidated financial statements were available to be issued, to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements and events which occurred but were not recognized in the consolidated financial statements. The following subsequent events occurred subsequent to June 30, 2023:

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Bridge Notes

From July 1, 2023 until the completion of the Business Combination on August 1, 2023, the Company issued an aggregate principal amount of $9.2 million convertible notes to various investors pursuant to a convertible note purchase agreements, dated as of June 14, 2023, with a stated interest rate of 7.0% per annum. On August 1, 2023, in connection with the closing of the Mergers, these notes converted into shares of New Allurion Common Stock.

Business Combination

On August 1, 2023, the Company and New Allurion completed the Business Combination with Compute Health and New Allurion’s common stock and public warrants began trading on the NYSE under the ticker symbols “ALUR” and “ALUR WS”, respectively. Refer to Note 1 for further discussion around the Business Combination. Upon closing of the Business Combination with CPUH on August 1, 2023, Allurion received $98.8 million in net cash proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that Allurion’s management believes is relevant to an assessment and understanding of Allurion’s condensed consolidated results of operations and financial condition.The discussion and analysis should be read together with the consolidated financial statements as of and for the six months ended June 30, 2023, and for the year ended December 31, 2022, which is included in the Proxy Statement/Prospectus and the Company’s Current Report on Form 8-K/A filed with the SEC on August 14, 2023. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Allurion’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the sections titled “Cautionary Statement Regarding Forward-Looking Statements" and “Risk Factors” in the Proxy Statement/Prospectus or in other parts of this Quarterly Report. For purposes of this section, all references in this discussion and analysis to “Allurion,” “we,” “us,” or “our” refers to the business and operations of Legacy Allurion and its consolidated subsidiaries prior to consummation of the Business Combination and to New Allurion and its consolidated subsidiaries after consummation of the Business Combination. “Legacy Allurion” refers to Allurion Technologies, LLC, which was previously known as Allurion Technologies Opco, Inc. (formerly Allurion Technologies, Inc.) prior to the consummation of the Business Combination. “New Allurion” refers to Allurion Technologies, Inc., which was previously known as Allurion Technologies Holdings, Inc. prior to the consummation of the Business Combination.

Overview

Allurion is a leading medical device company that focuses on creating a best-in-class weight loss platform to treat overweight patients. Our platform, the Allurion Program, features the world’s first and only swallowable, procedure-less intragastric balloon for weight loss and offers AI-powered remote patient monitoring tools, a proprietary behavior change program, secure messaging and video telehealth that are delivered by the Allurion Virtual Care Suite, or VCS.

Our proprietary intragastric balloon, the Allurion Balloon, is in the form of a swallowed capsule which is administered to patients under the guidance of a health care provider without surgery, endoscopy, or anesthesia.

The Allurion VCS is comprised of tools to support patients’ weight loss experience, which we believe benefit both patients and health care providers:

(A)
For Allurion Program patients, the App integrates data from the Allurion Connected Scale and Health Tracker to conveniently monitor weight, body fat, activity, sleep, and several other critical metrics. The App can also enable secure messaging and video telehealth with the patient’s care team and can deliver content from Allurion’s proprietary behavior change program—a library of over 150 weight loss actions related to diet, nutrition, mental health, sleep, goal setting, and a number of other topics—directly to the patient. The App is available in over 15 languages.
(B)
For Allurion Program providers, Allurion Insights provides end-to-end remote patient monitoring powered by the Allurion Iris AI platform, which leverages machine learning to deliver key insights related to patient tracking data. Allurion Insights offers real-time access to patient data and AI-powered analytics, note functionality to keep track of patient encounters, and clinic-wide metrics that provide a snapshot of the clinic’s overall performance.

In addition to its use by Allurion Balloon patients, we believe the Allurion VCS can potentially be a platform for optimal long-term follow up after other medical and surgical weight loss interventions in the future. For example, in June 2022, we incorporated a Treatment Tracking and Clinic-Led Onboarding feature into the Allurion VCS, which enables seamless onboarding and management of patients undergoing one or multiple weight loss treatments, including gastric balloons such as the Allurion Balloon, surgery, or medications. In addition, in connection with our collaboration with Medtronic plc (“Medtronic”), we expect to develop bundled offerings that incorporate the Allurion VCS in order to onboard and manage Medtronic’s patients.

Our products are currently sold in Europe, the Middle East, Africa, Latin America, Canada and the Asia-Pacific region. The FDA has approved the investigational device exemption, or IDE, for Allurion’s AUDACITY clinical trial, a 48-week, prospective, randomized, open-label study. We received approval of the IDE from the FDA in November 2021 to initiate the AUDACITY clinical trial in the United States. The first patient in the study was treated in July 2022. We enrolled 550 patients in the study across 17 sites in the United States. The results of the study are expected to support a pre-market approval, or PMA, submission to the FDA.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products and regulatory approval. We generated revenue of $27.0 million and $29.0 million for the six months ended June 30, 2023 and 2022, respectively, and incurred net losses of $39.8 million and $11.8 million for those same periods. We expect to continue to incur net losses as we focus on obtaining regulatory approval for our products in new markets, growing our sales and marketing teams, and continuing research and development efforts to further enhance our existing products. Further, following the closing of the

Business Combination described in “Recent Developments”, we expect to incur additional costs associated with operating as a public company. As a result, we will need substantial additional funding for expenses related to our operating activities, including selling, marketing, general and administrative expenses and research and development expenses.

Because of the numerous risks and uncertainties associated with regulatory approval, market acceptance of our product, product development and enhancement, and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve profitability, we expect to finance our operations through a combination of equity offerings and debt financings. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the further development and commercialization efforts of one or more of our products, or may be forced to reduce or terminate our operations. See the subsections titled — “Liquidity and Capital Resources” and “Recent Developments.”

Recent Developments

Business Combination Closing

On February 9, 2023, we entered into the Business Combination Agreement with Compute Health, Acquisition Corp. ("Compute Health" or "CPUH). Compute Health Corp. ("Merger Sub I"), Compute Health LLC ("Merger Sub II") and New Allurion (as amended on May 2, 2023, the “Business Combination Agreement”). Pursuant to the Business Combination Agreement, on August 1, 2023, the Mergers (as defined below) were consummated in three steps: (a) Compute Health merged with and into New Allurion (the “CPUH Merger”), with New Allurion surviving the CPUH Merger as a publicly listed entity (the time at which the CPUH Merger became effective, the “CPUH Merger Effective Time”) and becoming the sole owner of the Merger Subs; (b) three hours following the consummation of the CPUH Merger, Merger Sub I merged with and into Legacy Allurion (the “Intermediate Merger” and the time at which the Intermediate Merger became effective, the “Intermediate Merger Effective Time”), with Legacy Allurion surviving the Intermediate Merger and becoming a direct, wholly-owned subsidiary of New Allurion; and (c) thereafter, Legacy Allurion merged with and into Merger Sub II (the “Final Merger” and, collectively with the CPUH Merger and the Intermediate Merger, the “Mergers”, and together with all other transactions contemplated by the Business Combination Agreement, the “Business Combination”), with Merger Sub II surviving the Final Merger and remaining a direct, wholly-owned subsidiary of New Allurion (the time at which the Final Merger became effective, the “Final Merger Effective Time”).

Upon completion of the Mergers, Allurion’s business operations continued as our business operations. The Mergers will be accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Compute Health, which is the legal acquirer, will be treated as the “acquired” company for financial reporting purposes, and we will be the accounting “acquirer”. Accordingly, the Mergers will be treated as the equivalent of us issuing stock for the net assets of Compute Health, accompanied by a recapitalization. Our net assets and the net assets of Compute Health will be stated at historical costs, with no goodwill or other intangible assets recorded. This determination is primarily based on the facts that, immediately following the Mergers, Allurion stockholders have a majority of the voting power of New Allurion, we control the majority of the board seats of New Allurion, and Allurion senior management comprise all of the senior management of New Allurion. Upon the consummation of the Mergers, New Allurion became a publicly listed company.

Immediately prior to the Intermediate Merger Effective Time, outstanding Legacy Allurion Convertible Notes with an aggregate principal amount together with accrued by unpaid interest of approximately $21.8 million were converted into the applicable number of shares Legacy Allurion Common Stock provided for under the terms of such Legacy Allurion Convertible Notes, immediately prior to the Intermediate Merger Effective Time pursuant to the Convertible Notes Conversion, and are no longer outstanding and ceased to exist.

At the Intermediate Merger Effective Time, pursuant to the Intermediate Merger: (a) each then-outstanding share of Legacy Allurion Common Stock (other than Legacy Allurion Dissenting Shares and Legacy Allurion Cancelled Shares, the treatment of which is described in the Business Combination Agreement), issued and outstanding as of immediately prior to the Intermediate Merger Effective Time was automatically cancelled and extinguished and was converted into the right to receive shares of common stock of New Allurion, par value $0.0001 per share (the “New Allurion Common Stock”) equal to 0.9780 for each share of Allurion Common Stock (the “Intermediate Merger Exchange Ratio”); (b) each then-outstanding share of Allurion Preferred Stock (other than Allurion Dissenting Shares and Allurion Cancelled Shares, the treatment of which is described in the Business Combination Agreement) issued and outstanding as of immediately prior to the Intermediate Merger Effective Time was automatically cancelled and extinguished and was converted into the right to receive shares of New Allurion Common Stock equal to the number of shares of Allurion Common Stock that would be issued upon conversion of such issued and outstanding share of Allurion Preferred Stock based on the applicable conversion ratio immediately prior to the Intermediate Merger Effective Time multiplied by the Intermediate Merger Exchange Ratio;

(c) each then-outstanding and unexercised Allurion Option was converted into a Rollover Option, on the same terms and conditions as were applicable to such Allurion Option, based on the Intermediate Merger Exchange Ratio; (d) each then-outstanding Allurion RSU Award was converted into a Rollover RSU Award; and (e) each then-outstanding Allurion Warrant was converted into a Rollover Warrant; and (f) the Sponsor Loan Excess, whose balance was $3.7 million at the time of the Mergers, was converted into 525,568 shares of New Allurion Common Stock pursuant to the Sponsor Loan Equity Issuance.

PIPE Investment

In connection with the execution of the Business Combination Agreement, New Allurion and Compute Health entered into the PIPE Subscription Agreements with the PIPE Investors, pursuant to which, upon the terms and subject to the conditions set forth therein, the PIPE Investors, among other things, purchased an aggregate of 5,386,695 shares of New Allurion Common Stock at a price of $7.04 per share, for an aggregate purchase price of $37.9 million, following the CPUH Merger Effective Time and immediately prior to the Intermediate Merger Effective Time.

Revenue Interest Financing Agreement

On February 9, 2023, we entered into the Revenue Interest Financing Agreement with RTW. At the closing of the Mergers, New Allurion assumed all obligations of Allurion under the Revenue Interest Financing Agreement. Pursuant to the Revenue Interest Financing Agreement, at the closing of the Mergers, RTW paid New Allurion an aggregate of $40.0 million (the “Investment Amount”). In exchange for the Investment Amount, New Allurion will remit revenue interest payments on all current and future products, digital solutions and services imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by New Allurion and its subsidiaries at a rate up to 6.0% of annual net sales prior to December 31, 2026, subject to the terms and conditions of the Revenue Interest Financing Agreement. On or after January 1, 2027, New Allurion will remit revenue interest payments at a rate up to 10.0% of annual net sales, subject to the terms and conditions of the Revenue Interest Financing Agreement and New Allurion will continue to make revenue interest payments to RTW until December 31, 2030.

RTW Side Letter

On May 2, 2023, in connection with the execution of the Business Combination Agreement, the PIPE Subscription Agreements, and the Revenue Interest Financing Agreement, Compute Health, New Allurion, Allurion, and Merger Sub II entered into the Amended and Restated RTW Side Letter with RTW, pursuant to which, among other things, New Allurion issued 250,000 shares of New Allurion Common Stock to RTW immediately prior to the Intermediate Merger Effective Time.

Fortress Credit Agreement

On August 1, 2023, we entered into the Term Loan Facility. Under the terms of the Term Loan Facility, we can borrow up to $60.0 million. In connection with the closing of the Mergers, we used borrowings under the Term Loan Facility to repay outstanding principal, accrued and unpaid interest and other obligations with respect to the 2021 Term Loan. The Term Loan Facility will mature in June 2027. Interest on borrowings under the Term Loan Facility will be payable in arrears monthly at a floating interest rate equal to the current applicable margin of 6.44% plus the greater of 3.0% or the Wall Street Journal Prime Rate. An exit payment equal to 3% of the Term Loan Facility will be due upon the prepayment or maturity date of the Term Loan Facility. Additionally, per the terms of the Term Loan Facility and Backstop Agreement, New Allurion issued an aggregate of 950,000 shares of New Allurion Common Stock to an affiliate of Fortress pursuant to a subscription agreement between New Allurion and such affiliate. For the avoidance of doubt, the Backstop Shares issued to Fortress are included in the aggregate issuance of 950,000 shares of our Common Stock issued to an affiliate of Fortress.

Backstop Agreement

On May 2, 2023, the Backstop Purchasers entered into the Backstop Agreement. Pursuant to the Backstop Agreement, immediately prior to the Intermediate Merger Closing (a) each Backstop Purchaser purchased $2 million of the aggregate principal amount outstanding of the HVL Allurion Convertible Note, (b) Allurion canceled the existing HVL Allurion Convertible Note and issued a new Allurion Convertible Note to HVL for the remaining balance together with all unpaid interest accrued since the date of issuance thereof, (c) Allurion issued new Allurion Convertible Notes to each Backstop Purchaser with an issuance date of August 1, 2023 (the closing date of the Mergers) and an original principal amount of $2 million each and (d) New Allurion issued 700,000 shares of New Allurion Common Stock to each Backstop Purchaser.

HVL Termination Agreement

On May 2, 2023, HVL and Legacy Allurion entered into the HVL Termination Agreement, terminating the HVL Side Letter, and pursuant to which, among other things, at the closing of the Mergers, upon the terms and subject to the conditions set forth therein, New Allurion issued to HVL 387,696 shares of New Allurion Common Stock. The issuance of the HVL Additional Shares was effective immediately following the consummation of the Business Combination.

Gaur Contribution Agreement

On May 2, 2023, the Gaur Trust and Legacy Allurion entered into the Gaur Contribution Agreement, pursuant to which, among other things, upon the terms and subject to the conditions set forth therein, the Gaur Trust contributed to New Allurion the Gaur Trust Contributed Shares. The Gaur Trust’s contribution of the Gaur Trust Contributed Shares was effective immediately following the consummation of the Business Combination and the issuance of New Allurion Common Stock to the Gaur Trust pursuant to the terms of the Business Combination Agreement.

RSU Forfeiture Agreement

On May 2, 2023, Krishna Gupta, a member of the Allurion board of directors, entered into the RSU Forfeiture Agreement, pursuant to which, among other things, upon the terms and subject to the conditions set forth therein, Mr. Gupta agreed to forfeit the Forfeited RSUs. The Forfeited RSUs were terminated and cancelled without consideration therefor immediately following the consummation of the transactions contemplated by the Business Combination Agreement.

Sponsor Contribution Agreement

On May 2, 2023, the Sponsor and Compute Health entered into the Sponsor Contribution Agreement pursuant to which, among other things, upon the terms and subject to the conditions set forth therein, the Sponsor agreed to contribute to Compute Health, as a contribution of capital, the Sponsor Contributed Shares. The Sponsor’s contribution of the Sponsor Contributed Shares was effective immediately following the CPUH Recapitalization and immediately prior to the CPUH Merger Effective Time.

Chardan Equity Facility

In connection with the Business Combination, we entered into the Chardan commitment letter, which commits New Allurion to enter into a ChEF Purchase Agreement with Chardan Capital Markets LLC, pursuant to which New Allurion will have the right to require Chardan to purchase up to $100.0 million of shares of New Allurion Common Stock at a price per share equal to 97.0% of the volume weighted average price of New Allurion Common Stock on the NYSE. In consideration for Chardan’s entry into the ChEF Purchase Agreement, New Allurion agreed to issue to Chardan 35,511 shares of New Allurion Common Stock. In connection with its entry into the Chardan facility, New Allurion will also enter into a registration rights agreement, pursuant to which it will agree to register the offer and sale of the shares of New Allurion Common Stock issuable pursuant to the ChEF Purchase Agreement on a new resale registration statement on Form S-1. Upon effectiveness of the Registration Statement, New Allurion will also pay Chardan a structuring fee of $75,000 in cash. Pursuant to the ChEF Purchase Agreement, New Allurion will also reimburse Chardan up to $300,000 for fees and disbursements of Chardan’s legal counsel over the term of the facility. The Chardan facility will remain outstanding for three years unless terminated by the parties pursuant to the terms of the ChEF Purchase Agreement.

Sponsor Support Agreement

On February 9, 2023, New Allurion entered into the Sponsor Support Agreement, pursuant to which immediately prior to the CPUH Merger Effective time, (a) the Sponsor recapitalized each of the Sponsor’s 21,442,500 shares of Compute Health Class B Common Stock and all 12,833,333 of the Sponsor’s warrants to purchase shares of Class A Common Stock into 2,088,327 shares of Compute Health Class A Common Stock and (b) the Additional Class B Holders recapitalized his or her 30,000 shares of Compute Health Class B Common Stock into 21,120 shares of Compute Health Class A Common Stock. Subsequently, at the CPUH Merger Effective Time, each such share of Compute Health Class A Common Stock was converted into shares of New Allurion Common Stock at the CPUH Exchange Ratio.

Warrant Agreement Amendment

On July 26, 2023, holders of Compute Health’s public warrants, each of which entitled the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share (collectively, the “Compute Health Public Warrants”), approved an amendment (the “Warrant Amendment”) to the warrant agreement by and between Compute Health and Continental Stock Transfer & Trust Company, as Warrant Agent, dated as of February 9, 2021, as may be amended or supplemented (the “Warrant Agreement”), which governed all of Compute Health’s public and private warrants. Per the terms of the Warrant Amendment, (i) upon the completion of the Business Combination, each of the outstanding Compute Health Public Warrants became exercisable for 1.420455 shares of New Allurion Common Stock at an exercise price of $8.10 per share; (ii) upon the completion of the Business Combination, each Compute Health Public Warrant was exchanged for 0.6125 of a New Allurion warrant to purchase shares of New Allurion Common Stock (collectively, the “New Allurion Public Warrants”); (iii) the terms of the Compute Health Public Warrants were amended such that they will expire on August 1, 2030, which is seven years after the consummation of the Business Combination, or earlier upon redemption or liquidation; (iv) Section 4.4 of the Warrant Agreement relating to adjustments of the Warrant Price (as defined in the Warrant Agreement) if Compute Health issues additional shares or equity-linked securities for capital raising purposes in connection with the closing of the Business Combination was deleted; (v) Sections 6.1 and 6.2 of the Warrant Agreement were amended to provide that, subject to the terms of the Warrant Agreement, not less than all of the Compute Health Public Warrants may be redeemed for cash or for shares of common stock after a date that is ninety (90) days after the date on which Compute Health completed the Business Combination; and (vi) certain adjustments to the Reference Value (as defined in the Warrant Agreement), redemption trigger price, and the table summarizing the redemption prices for the Compute Health Public Warrants as a result of the foregoing amendments to the Warrant Agreement were made. In connection with the Business Combination, each Compute Health Public Warrant was assumed by New Allurion and converted into a New Allurion Public Warrant.

Post-Closing Capitalization

Immediately after giving effect to the Business Combination, there were 46,466,489 shares of New Allurion Common Stock outstanding and 13,206,922 New Allurion Public Warrants outstanding exercisable for 1.420455 shares per New Allurion Public Warrant, or 18,759,838 shares of New Allurion Common Stock. Upon the consummation of the Business Combination, the shares of Compute Health Class A Common Stock, the Compute Health Public Warrants and the Compute Health Units ceased trading on the NYSE, and the New Allurion Common Stock and New Allurion Public Warrants began trading on the NYSE under the symbols “ALUR” and “ALUR WS,” respectively. Further, upon closing of the Business Combination on August 1, 2023, Allurion received $98.8 million in net cash proceeds.

Key Factors Affecting Our Operating Results

We believe that our performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the “Risk Factors” section of this Quarterly Report on Form 10-Q and the Proxy Statement/Prospectus.

•
Market Acceptance. The growth of our business depends on our ability to gain broader acceptance of our current products by continuing to make health care providers aware of the benefits of our products to generate increased demand and frequency of use, and thus increase our sales. Our ability to grow our business will also depend on our ability to expand our customer base in existing or new target markets. Although we have increased the number of patients treated with our products through our established relationships and focused sales efforts, we cannot provide assurance that our efforts will continue to increase the use of our products.
•
Regulatory approval and timing and efficiency of new product introductions. We must successfully obtain timely approvals and introduce new products that gain acceptance with health care providers. For our sales to grow, we will also need to obtain regulatory approval of our existing product and any new products or modifications/enhancements to our existing products in the markets that we operate in and new markets as applicable.
•
Sales force size and effectiveness. The rate at which we grow our sales force and the speed at which newly hired salespeople become effective can impact our revenue growth or our costs incurred in anticipation of such growth. We intend to continue to make significant investments in our sales and marketing organization by increasing the number of sales representatives and expanding our international programs to help facilitate further adoption of our products as well as broaden awareness of our products to new customers.
•
Product and geographic mix; timing. Our financial results, including our gross margins, may fluctuate from period to period based on the timing of orders, fluctuations in foreign currency exchange rates and the number of available selling days in a particular period, which can be impacted by a number of factors, such as holidays or days of severe inclement weather in a particular geography, the mix of products sold and the geographic mix of where products are sold.

Operating Segments

We operate our business in a single segment and as one reporting unit, which is how our chief operating decision maker reviews financial performance and allocates resources.

Components of Our Results of Operations

Revenue

We derive revenue from the sale of the Allurion Balloon to customers which are either distributors or health care providers. The Allurion Balloon is the foundation of the Allurion Program, a holistic weight loss program that offers patients the opportunity to receive, and clinic and other health care providers the ability to deliver, behavior change assistance through their optional use of our remote patient support and monitoring tools.

Cost of Revenue

Cost of revenue consists primarily of costs that are closely correlated or directly related to the delivery of our products, including material costs, labor costs, and depreciation expense for fixed assets.

Operating Expenses

Research and Development Expenses

Our research and development expenses consist of costs associated with performing research and development activities such as registering our products in various jurisdictions and performing clinical trials. These costs include salaries and benefits, stock-based compensation, non-capitalizable software development costs, product development costs, materials and supplies, clinical trial activities, registration expenses, depreciation of equipment and other outside services. We expect research and development costs will continue to increase for the year ended December 31, 2023 as we continue to invest in our U.S. FDA AUDACITY clinical trial and advance the development of our product offerings.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and personnel-related costs, including stock-based compensation, for our personnel in executive, information technology, finance and accounting, human resources and other administrative functions. General and administrative expenses also include legal fees relating to corporate matters; professional fees paid for accounting, auditing, consulting and tax services; insurance costs; travel expenses; office and information technology costs; and facilities, depreciation and other expenses related to general and administrative activities, which include direct or allocated expenses for rent and maintenance of facilities and utilities.

We anticipate that our general and administrative expenses will continue to increase for the year ended December 31, 2023 as we increase our headcount to support our commercial growth. We also anticipate that we will incur significantly increased accounting, audit, legal, regulatory, compliance, and investor and public relations expenses associated with operating as a public company.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and related expenses (including commissions) for our sales and marketing staff. Marketing programs consist of advertising, training events, brand building, product marketing activities and shipping costs. We expect sales and marketing costs will continue to increase for the year ended December 31, 2023 as we expand our international selling and marketing activities, hire additional personnel, and build brand awareness through advertising and training new clients.

Other Income (Expense), Net

Interest Expense, net

Interest expense, net consists of interest expense associated with outstanding borrowings under our debt obligations as well as the amortization of debt issuance costs and discounts associated with such borrowings.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability consists of the expense recognized upon remeasurement of the 2019 Term Loan success fee derivative liabilities.

Change in Fair Value of Warrants

The change in fair value of warrants consists of the expense recognized upon the mark to market of our warrant liabilities.

Change in Fair Value of Debt

The change in fair value of debt consists of the expense recognized upon the mark to market of our convertible debt.

Termination of convertible note side letters

The termination of convertible note side letters consists of the expense recognized related to the convertible note prepayment penalty and recognition of the PubCo Share liability and Base PubCo and Backstop Share liability.

Other Expense, Net

Other expense, net consists of interest earned on our invested cash balances, which primarily consist of deposit accounts and money market funds, foreign currency transaction gains and losses and expense associated with our derivative warrant liabilities.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022 (unaudited)

The following table summarizes our results of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Revenue	$12,960	$16,250	$(3,290)	$27,031	$28,963	$(1,932)
Cost of revenue	2,992	3,495	(503)	5,932	6,071	(139)
Gross profit	9,968	12,755	(2,787)	21,099	22,892	(1,793)
Operating expenses:
Research and development	6,581	3,096	3,485	14,433	6,165	8,268
General and administrative	6,408	3,047	3,361	11,714	6,826	4,888
Sales and marketing	10,273	10,905	(632)	22,137	19,778	2,359
Total operating expenses:	23,262	17,048	6,214	48,284	32,769	15,515
Loss from operations	(13,294)	(4,293)	(9,001)	(27,185)	(9,877)	(17,308)
Other (expense) income:
Interest expense, net	(2,508)	(825)	(1,683)	(4,745)	(1,527)	(3,218)
Changes in fair value of derivative liability	(6)	—	(6)	(35)	—	(35)
Changes in fair value of warrants	(204)	—	(204)	(1,679)	34	(1,713)
Changes in fair value of debt	2,257	—	2,257	2,257	—	2,257
Termination of convertible note side letters	(8,134)	—	(8,134)	(8,134)	—	(8,134)
Other expense, net	(85)	(287)	202	(220)	(454)	234
Total other (expense) income:	(8,680)	(1,112)	(7,568)	(12,556)	(1,947)	(10,609)
Loss before income taxes:	(21,974)	(5,405)	(16,569)	(39,741)	(11,824)	(27,917)
Provision for income taxes:	(22)	—	(22)	(56)	—	(56)
Net loss and comprehensive loss	$(21,996)	$(5,405)	$(16,591)	$(39,797)	$(11,824)	$(27,973)

Revenue

Revenue decreased $3.3 million, or 20%, to $13.0 million and decreased $2.0 million, or 7%, to $27.0 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decrease in revenue was primarily the result of a delay in closing of the Mergers which led to decreased investment in certain markets that had transitioned from a third-party distributor to a direct sales model. This led to a temporary reduction in sales volume of our gastric balloon system.

Cost of Revenue

Cost of revenue decreased $0.5 million, or 14%, to $3.0 million and decreased $0.1 million, or 2%, to $5.9 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decrease in cost of revenue was primarily a direct result of decreased gastric balloon units sold, partially offset by an increase in manufacturing costs.

Gross Profit

Gross profit decreased $2.8 million, or 22%, to $10.0 million and decreased $1.8 million, or 8%, to $21.1 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decrease in gross profit was primarily the result of the decrease in revenue due to the decrease in sales volume of our gastric balloon system as well as an increase in our direct manufacturing costs.

Operating Expenses

Research and Development Expenses

Research and development expenses increased $3.5 million, or 113%, to $6.6 million and increased $8.3 million, or 134%, to $14.4 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The increase in research and development expenses was primarily the result of an increase of $2.4 million and $5.9 million in costs related to the AUDACITY clinical trial for the three and six months, respectively, and a $1.3 million and $1.9 million increase attributable to salaries and consulting costs and related benefit costs due to higher headcount to support new product development and clinical studies for the three and six months, respectively.

General and Administrative Expenses

General and administrative expenses increased $3.4 million, or 110%, to $6.4 million and increased $4.9 million, or 72%, to $11.7 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The increase in general and administrative expenses was primarily the result of an increase of $1.9 million and $2.8 million for bad debt expense for the three and six months, respectively, attributable primarily to one distributor market that is being transitioned to a direct model, $0.6 million and $1.1 million attributable to salaries and related benefit costs due to higher headcount for the three and six months, respectively, and an increase of $0.3 million and $0.6 million for stock-based compensation expense for the three and six months, respectively.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.6 million, or 6%, to $10.3 million for the three months ended June 30, 2023, compared to the same period in 2022. The decrease in sales and marketing expenses was primarily the result of $1.2 million decrease in marketing spend, $0.6 million decrease in commissions expense on lower sales volume, and $0.3 million reduction in travel expenses, partially offset by $1.3 million increase attributable to salaries and related benefit costs due to higher headcount. Sales and marketing expenses increased $2.3 million, or 12%, to $22.1 million for the six months ended June 30, 2023, compared to the same period in 2022. The increase in sales and marketing expenses was primarily the result of $1.8 million increase attributable to salaries and related benefit costs due to higher headcount, and an increase of $1.3 million for shipping and logistics expense, partially offset by $0.9 million decrease in marketing spend.

Interest Expense, Net

Interest expense, net increased $1.7 million, or 204% to $2.5 million and increased $3.2 million, or 211%, to $4.7 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The increase in interest expense was primarily due to a $1.3 million and $2.7 million increase in interest expense associated with increased borrowings under our 2021 Term Loan for the three and six months, respectively, and $0.3 million and $0.4 million increased interest expense associated with our outstanding convertible notes for the three and six months, respectively.

Change in Fair Value of Derivative Liability

The change in the fair value of the derivative liability increased less than $0.1 million, or 100%, to less than $0.1 million for both the three and six months ended June 30, 2023, compared to the same periods in 2022. The increase was due to mark to market fluctuations in the 2019 Term Loan success fee derivative liabilities.

Change in Fair Value of Warrants

The change in the fair value of warrants increased $0.2 million, or 100%, to $0.2 million and increased $1.7 million, or 5,038%, to $1.7 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The increase was due to mark to market fluctuations in our warrant liabilities due to the appreciation of our common and preferred stock during those periods.

Change in Fair Value of Debt

The change in fair value of debt increased $2.3 million, or 100%, to $2.3 million for both the three and six months ended June 30, 2023, compared to zero for the same periods in 2022. The increase in income was due to mark to market fluctuations in our convertible debt, primarily due to the termination of the side letter agreements with holders of the Allurion Convertible Notes which removed the conversion rate adjustment feature.

Termination of convertible note side letters

Termination of convertible note side letters increased $8.1 million, or 100%, to $8.1 million for both the three and six months ended June 30, 2023, compared to the same periods in 2022. The increase was primarily due to $3.3 million of expense related to the PubCo Share liability, $3.3 million of expense related to the Base PubCo Share and Backstop Share liability, and a $1.5 million prepayment penalty related to repayment of the Company’s Allurion Convertible Note with Hunter Ventures Limited.

Other Expense, Net

Other expense, net decreased $0.2 million, or 70%, to $0.1 million and decreased $0.2 million, or 52%, to $0.2 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decrease was primarily driven by fluctuations in exchange rates of foreign currencies.

Provision for Income Taxes

We recorded a provision for income taxes of less than $0.1 million and $0.1 million, respectively, for each of the three and six month periods ended June 30, 2023, compared to zero for the same periods in 2022. This provision was due to net income in certain foreign jurisdictions during the three and six months ended June 30, 2023, as compared to a net loss in all jurisdictions during the three and six months ended June 30, 2022.

Liquidity and Capital Resources

Since our inception, we have primarily obtained cash to fund our operations through the sale of Allurion Preferred Stock, issuance of term loans and issuance of convertible debt instruments. As of June 30, 2023, we had $4.7 million in cash and cash equivalents. We incurred a net loss of $39.8 million and $11.8 million for the six months ended June 30, 2023 and 2022, respectively. We incurred cash outflows from operating activities of $20.0 million and $21.1 million during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $172.0 million. We expect to continue to generate significant operating losses for the foreseeable future.

Our future capital requirements will depend on many factors, including:

•
the emergence of competing innovative weight loss experiences and other adverse marketing developments;
•
the timing and extent of our sales and marketing and research and development expenditures; and
•
any investments or acquisitions we may choose to pursue in the future.

As noted in the “Recent Developments” section above, subsequent to June 30, 2023, we closed the Business Combination on August 1, 2023 and we received $98.8 million in net cash proceeds.

Our revenue for the six months ended June 30, 2023 was $27.0 million, which represented a year-over-year decrease of 7%. The decrease in revenue was primarily the result of a delay in closing of the Mergers which led to decreased investment in certain markets. If our current cash and anticipated revenue and resulting cash flows from operations are insufficient to satisfy our liquidity requirements, including because of increased expenditures, lower demand for our gastric balloon system, the occurrence of other events or the realization of the risks described in this Report on the Proxy Statement/Prospectus, we may be required to raise additional capital through the issuances of public or private equity or debt financing or other capital sources earlier than expected.

Until such time as we can generate significant revenue to fund operations, we expect to use proceeds from the issuance of equity, debt financings, or other capital transactions to fund our operations and satisfy our liquidity requirements. We may be unable to increase our revenue, raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates and other strategic initiatives. We concluded that this circumstance raises substantial doubt about our ability to continue as a going concern.

Financing Arrangements

2021 Term Loan

As of June 30, 2023, we have received $55.0 million proceeds from the 2021 Term Loan, with $55.0 million of principal currently outstanding which is the total capacity under the amended 2021 Term Loan. The 2021 Term Loan matures on December 30, 2026. The 2021 Term Loan is secured by financial and non-financial covenants. As of June 30, 2023, we were in compliance with all covenants under 2021 Term Loan. See Note 7, Debt, in the notes to our unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2023 for additional details regarding the 2021 Term Loan.

Convertible Notes

As of June 30, 2023, $19.9 million in Allurion Convertible Notes issued during 2021, 2022 and 2023, which mature between 2024 and 2026, remain outstanding and are included in convertible notes payable, net of discounts on our consolidated balance sheets. Through August 1, 2023, we issued an additional $9.2 million in Convertible Notes which mature in 2026. See Note 7, Debt, of the notes to our unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2023 for additional details related to our convertible notes.

Material Cash Requirements for Known Contractual and Other Obligations

Leases

We have entered into various non-cancellable operating leases for our corporate office, manufacturing facilities, research and development labs, management office space and certain equipment. The leases have varying terms expiring between 2024 and 2028. See Note 14, Commitments and Contingencies, in the accompanying notes to the consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional details related to our noncancelable operating leases.

Term Loan and Financing Strategy

We have $55.0 million of outstanding debt under the 2021 Term Loan as of June 30, 2023. As noted in the subsection entitled “—Recent Developments”, on August 1, 2023, we entered into the Term Loan Facility with Fortress to secure borrowings of up to $60.0 million. On August 1, 2023, concurrent with the closing of the Business Combination, we used $58.1 million of borrowings under the Term Loan Facility to repay all outstanding principal, accrued and unpaid interest and other obligations with respect to the 2021 Term Loan, which has been terminated. Additionally, at the closing of the Business Combination we received an aggregate $40.0 million in connection with the Revenue Interest Financing Agreement.

Research and Development Costs

We are continuing to invest in our U.S. FDA AUDACITY clinical trial and have entered into contractual obligations with each clinical trial site. Each contract shall continue until the completion of the trial at that site, which is approximately 48 weeks from the start of each contract. Our clinical trial costs are dependent on, among other things, the size, number, and length of our clinical trial. We also incur research and development costs related to the enhancement of our existing products.

Other Capital Requirements

We enter into agreements in the normal course of business with various vendors, which are generally cancelable upon notice. Payments due upon cancellation typically consist only of payments for services provided or expenses incurred, including non-cancelable obligations of service providers, up to the date of cancellation.

Cash Flows

The following table sets forth a summary of cash flows for the periods presented:

	Six Months Ended June 30,
(In thousands)	2023	2022
Net cash used in operating activities	$(20,017)	$(21,128)
Net cash used in investing activities	(408)	(1,248)
Net cash provided by financing activities	17,507	6,109
Net decrease in cash and cash equivalents, and restricted cash	$(2,918)	$(16,267)

Net Cash Used in Operating Activities

Six Months Ended June 30, 2023 and 2022

During the six months ended June 30, 2023, operating activities used $20.0 million of cash, resulting from a net loss of $39.8 million, partially offset by net cash provided by changes in our operating assets and liabilities of $7.9 million and non-cash charges of $11.9 million.

Non-cash charges consisted of a $6.6 million charge for other non-cash expenses related to the PubCo Additional Share liability and Base PubCo Shares and Backstop Share liability, a $2.8 million provision for uncollectible accounts, $1.7 million of mark to market adjustments related to our warrant and derivative liabilities, $0.8 million of depreciation and amortization expense, $0.8 million of stock-based compensation expense, $0.8 million of non-cash interest expense primarily related to the accretion of debt discount associated with our outstanding debt arrangements, a $0.5 million provision for inventory, and $0.1 million of unrealized loss on foreign exchange. The charges were partially offset by $2.3 million of non-cash income related to the change in fair value of convertible debt.

Net cash provided by changes in our operating assets and liabilities consisted of a net $8.2 million increase in accounts payable, accrued expenses and other current liabilities, and a $0.9 million decrease in accounts receivable, partially offset by a $1.5 million increase in inventory.

The net increase in accounts payable, accrued expenses and other current liabilities was primarily related to increased expenses as well as timing of payments. The decrease in accounts receivable was primarily related to cash collections. The increase in inventory was primarily related to an increase in work in progress and finished goods.

During the six months ended June 30, 2022, operating activities used $21.1 million of cash, resulting from a net loss of $11.8 million and net cash used by changes in our operating assets and liabilities of $10.8 million, offset by non-cash charges of $1.5 million.

Non-cash charges consisted of $0.7 million of depreciation and amortization expense, $0.4 million of non-cash interest expense primarily related to the accretion of debt discount associated with our outstanding debt arrangements, $0.2 million of stock-based compensation expense, and $0.2 million of unrealized loss on foreign exchange.

Net cash used by changes in our operating assets and liabilities consisted of a $12.1 million increase in accounts receivable, a $1.7 million increase in prepaid expenses, other current assets and long-term assets, and a $0.8 million increase in inventory, partially offset by a net $4.2 million increase in accounts payable, accrued expenses and other current liabilities.

The increase in accounts receivable was primarily related to growth in sales. The increase in prepaid expenses and other current assets was primarily related to increases in prepaid inventory. The increase in inventory was primarily related to an increase in finished goods and raw materials. The net increase in accounts payable, accrued expenses and other current liabilities was primarily related to an increase in sales and marketing and general and administrative expenses.

Net Cash Used in Investing Activities

Six Months Ended June 30, 2023 and 2022

During the six months ended June 30, 2023 and June 30, 2022, cash used in investing activities was $0.4 million and $1.2 million, respectively, consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Six Months Ended June 30, 2023 and 2022

During the six months ended June 30, 2023, cash provided by financing activities was $17.5 million, consisting of $19.6 million from the issuance of our 2023 Convertible Notes, net of issuance costs, partially offset by $1.6 million of deferred financing costs and a $0.5 million repayment of our 2023 Convertible Notes.

During the six months ended June 30, 2022, cash provided by financing activities was $6.1 million, consisting of $4.9 million borrowed under the 2021 Term Loan, net of issuance costs, $1.1 million from the issuance of our 2022 Convertible Notes, net of issuance costs and $0.1 million from the exercise of stock options.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our audited consolidated financial statements included in the Proxy Statement/Prospectus, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We account for revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606” or “ASC 606”). In accordance with ASC 606, we recognize revenue when control of our products is transferred to our customers in an amount that reflects the consideration we expect to receive in exchange for those products. Our revenue recognition process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the transaction price, allocating the transaction price to the distinct performance obligations in the contract, and recognizing revenue as performance obligations are satisfied.

Revenue is generated primarily from the sale of our gastric balloon system, which includes the Allurion Balloon and related accessories. Through the first half of 2023, we have provided customers purchasing the Allurion Balloon with an implied license for access to our Allurion VCS software. This implied software license was given to customers for no additional consideration and was not negotiated as part of the customer’s contracts. As such, it has been deemed an immaterial promise in the context of the contract, and we do not consider the license as a separate performance obligation. In the future, if and when Allurion VCS services are determined to be a performance obligation, we expect the associated consideration will be deferred and recognized over the license period.

We sell our products directly to customers through our direct sales personnel and indirectly through independent distributors. For distributor sales, we sell our products to our distributors, who subsequently resell the products to health care providers, among others. For direct sales, our products are sold directly to our customers, which are typically health care providers. Generally, customer contracts contain Free on Board (“FOB”) or Ex-Works shipping point terms. We recognize revenue when the customer obtains control of our product, which typically occurs upon shipment, in return for agreed-upon, fixed-price consideration.

Additionally, from time to time, we offer certain incentives to our customers, which are recorded as a reduction of revenue in the period the related product revenue is recognized. Any discounts we offer are outlined in our customer agreements. Payments to the customer for a distinct good or service that reasonably estimates the fair value of the distinct benefit received, such as marketing programs and shipping and logistics services, are recorded as a marketing expense.

Our payment terms are consistent with prevailing practice in the respective markets in which we do business, which are not affected by contingent events that could impact the transaction price. Our contracts with customers do not provide general rights of return unless certain product quality standards are not met.

Determination of Fair Value of Preferred Stock, Common Stock and Warrants

The estimated fair value of our Allurion shares has been determined by the Allurion Board, with input from management, considering our most recently available third-party valuations and the Allurion Board’s assessment of additional objective and subjective factors that it believed were relevant. These factors included, but were not limited to:

•
the prices at which we sold shares of Allurion Preferred Stock and the superior rights and preferences of the Allurion Preferred Stock relative to the Allurion Common Stock at the time of each grant;
•
our stage of development and business strategy;
•
external market conditions and trends affecting our industry;
•
our financial position, including cash on hand, and our historical and forecasted performance and operating results;
•
the lack of an active public market for our common stock and our preferred stock;

•
the likelihood of achieving a liquidity event, such as an initial public offering, deSPAC transaction, or sale of our company in light of prevailing market conditions; and
•
the analysis of initial public offerings or other financing transactions and market performance of comparable companies in the industry.

The fair value of the Allurion shares is utilized in the determination of stock-based compensation expense, common stock warrant liability expense, preferred stock recorded at fair value and the convertible notes conversion price. The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of the Allurion Preferred Stock issued in 2021 and Allurion Convertible Notes converted in 2021 could be materially different. Significantly different assumptions or estimates could also impact the fair value of the Allurion Stock Options and stock-based compensation and fair value of the Allurion warrants, but these have not been material to date.

Once a public trading market for New Allurion Common Stock has been established in connection with the closing of the Business Combination, it will no longer be necessary for the Allurion Board to estimate the fair value of the shares of New Allurion Common Stock in connection with our accounting for granted stock options and other such awards we may grant, as the fair value of New Allurion Common Stock will be determined based on the quoted market price of New Allurion Common Stock.

Recent Accounting Pronouncements

See Note 2 “Summary of Significant of Accounting Policies” in the accompanying notes to the consolidated financial statements included in Part 1, Item 1 of this Form 10-Q for a description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows.

Emerging Growth Company

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents totaling $4.7 million as of June 30, 2023. Cash equivalents were invested primarily in money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under our investment policy, we invest in highly rated securities, issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, net loss or cash flows.

We have exposure to interest rate risk from our variable rate debt. We do not hedge our exposure to changes in interest rates. As of June 30, 2023, we had $55 million in variable rate debt outstanding. A hypothetical 10% change in interest rates would have a material impact on annualized interest expense.

Foreign Currency Exchange Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include transaction gains and losses associated with transactions denominated in currencies other than a location’s functional currency and the remeasurement of foreign currencies to our U.S. dollar reporting currency. As such, we have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations. Transaction gains or losses are included in other income (expense), net in the consolidated statements of operations and comprehensive loss, as incurred.

We believe that a 10% increase or decrease in current exchange rates between the U.S. dollar and our foreign currencies could have a material impact on our business, financial condition or results of operations. Our primary exposures related to foreign currency denominated sales and expenses are in Europe and we also have exposure in the Middle East and the Asia-Pacific region, and are monitoring potential developing exposure in the Latin American, Canadian and African markets.

To date, we have not engaged in any foreign currency hedging activities. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency exchange rates. During the six months ended June 30, 2023, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would have had an impact of approximately 5% on revenues and 2% on expenses and would have impacted our net less by approximately 1%. During the six months ended June 30, 2022, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would have had an impact of approximately 5% on revenues and 3% on expenses and would have impacted our net less by approximately 2%.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2023 as a result of the material weaknesses in our internal control over financial reporting discussed below.

In connection with the audits of our consolidated financial statements as of and for the years ended December 31, 2022 and 2021, we identified material weaknesses in our internal control over financial reporting that we are currently working to remediate, which relate to: (a) insufficient segregation of duties in the financial statement close process; (b) a lack of sufficient levels of staff with public company and technical accounting experience to maintain proper control activities and perform risk assessment and monitoring activities; and (c) insufficient information systems controls, including access and change management controls. We have concluded that these material weaknesses in our internal control over financial reporting occurred because we did not have the necessary business processes, personnel and related internal controls to operate in a manner to satisfy the accounting and financial reporting timeline requirements of a public company.

We are focused on designing and implementing effective internal controls measures to improve our evaluation of disclosure controls and procedures, including internal control over financial reporting, and remediating the material weaknesses. In order to remediate these material weaknesses, we have taken and plan to take the following actions:

•
the hiring and planned continued hiring of additional accounting staff with public company experience,
•
implemented a new enterprise resource planning system to replace the prior enterprise resource planning system,
•
implementation of additional review controls and processes requiring timely account reconciliation and analyses of certain transactions and accounts, and
•
hired a national accounting firm to assist in the design and implementation of controls and remediation of controls gaps.

While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of building and enhancing our processes, procedures, and controls. Additional time is required to complete the remediation of these material weaknesses and the assessment to ensure the sustainability of these remediation actions. We believe the above actions, when complete, will be effective in the remediation of the material weakness described above.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonable likey to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently a party to any material legal proceedings. Regardless of outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 1A. Risk Factors

For risk factors relating to our business following the Business Combination, please refer to the section “Risk Factors” in the final prospectus with respect to the Business Combination, filed with the SEC on July 7, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

In connection with the proposed Business Combination, we were required to use reasonable best efforts to obtain gross cash proceeds up to $15.0 million of financing pursuant to one or more private sales by of our Common Stock or other equity interests which, in accordance with their terms and without any action or consent of any holder thereof or any other person, will automatically convert into shares of our Common Stock.. From February 15, 2023 until June 30, 2023, we sold an aggregate principal amount of $19.1 million of Allurion Convertible Notes to various investors pursuant to a convertible note purchase agreement, dated as of February 15, 2023 and June 14, 2023 for aggregate consideration of $19.4 million in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

Pursuant to the Business Combination Agreement, immediately prior to the Intermediate Merger Effective Time, outstanding Allurion Convertible Notes were converted into the applicable number of shares of Allurion Common Stock provided for under the terms of such Allurion Convertible Notes, and are no longer be outstanding. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Business Combination Agreement.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Allurion Technologies, Inc. (f/k/a Allurion TechnologiesHoldings, Inc.) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2023).

3.2

Bylaws of Allurion Technologies, Inc. (f/k/a Allurion Technologies Holdings, Inc.) (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2023).

10.1

Amended and Restated RTW PIPE Side Letter Agreement, dated as of May 2, 2023, by and among Compute Health Acquisition Corp., Allurion Technologies Holdings, Inc., Compute Health LLC, Allurion Technologies, Inc., RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd. and RTW Venture Fund Limited (incorporated by reference to Exhibit 10.6 to Compute Health Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on May 2, 2023).

10.2

Amendment No. 1 to the Business Combination Agreement, dated as of May 2, 2023, by and among Compute Health Acquisition Corp., Compute Health Corp., Compute Health LLC, Allurion Technologies Holdings, Inc. and Allurion Technologies, Inc. (incorporated by reference to Exhibit 2.1 to Compute Health Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on May 2, 2023).

10.3

Backstop Agreement, dated as of May 2, 2023, by and among Hunter Ventures Limited, Allurion Technologies Holdings, Inc., Allurion Technologies, Inc., RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd., RTW Venture Fund Limited and CFIP2 ALLE LLC (incorporated by reference to Exhibit 10.5 to Compute Health Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on May 2, 2023).

10.4

Side Letter Agreement, dated as of May 2, 2023, by and among Allurion Technologies, Inc., CFIP2 ALLE LLC and Fortress Credit Corp. (incorporated by reference to Exhibit 10.7 to Compute Health Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on May 2, 2023).

10.5

Contribution Agreement, dated as of May 2, 2023, by and between Compute Health Sponsor LLC and Compute Health Acquisition Corp. (incorporated by reference to Exhibit 10.9 to Compute Health Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on May 2, 2023).

10.6

RSU Partial Forfeiture and Amendment Agreement, dated as of May 2, 2023, by and between Allurion Technologies, Inc. and Krishna Gupta (incorporated by reference to Exhibit 10.10 to Compute Health Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on May 2, 2023).

10.7

Contribution Agreement, dated as of May 2, 2023, by and between Shantanu K. Gaur and Neha Gaur, Trustees of The Shantanu K. Gaur Revocable Trust of 2021, and Allurion Technologies Holdings, Inc. (incorporated by reference to Exhibit 10.8 to Compute Health Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on May 2, 2023).

10.8

Sales Agency Agreement, dated May 15, 2023, by and between Allurion Technologies, Inc. and Covidien AG (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on July 6, 2023).

10.9

Side Letter Termination Agreement, dated as of May 2, 2023, by and among Allurion Technologies, Inc., Romulus Growth Allurion L.P. and Hunter Ventures Limited (incorporated by reference to Exhibit 10.1 to Compute Health Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on May 2, 2023).

10.10

Written Consent to Convertible Unsecured Promissory Note Prepayment, dated as of May 2, 2023, by and between Allurion Technologies, Inc. and Hunter Ventures Limited (incorporated by reference to Exhibit 10.4 to Compute Health Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on May 2, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allurion Technologies, Inc.

Date: October 20, 2023	By:	/s/ Shantanu Gaur
Shantanu Gaur
Chief Executive Officer and President

Date: October 20, 2023	By:	/s/ Chris Geberth
Chris Geberth
Chief Financial Officer