Form 10-Q
period 2023-09-30
ALLURION TECHNOLOGIES, INC.
filed 2023-11-14
CIK 1964979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2023, the registrant had 47,507,691 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and these statements involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding the plans, strategies and prospects, both business and financial, of Allurion Technologies, Inc. (“Allurion”). These statements are based on the beliefs and assumptions of the management of Allurion. Although Allurion believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, Allurion cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes”, “estimates”, “expects”, “projects”, “target”, “goal”, “forecasts”, “may”, “will”, “potential”, “should”, “would”, “could”, “future”, “seeks”, “plans”, “predicts”, “propose”, “scheduled”, “anticipates”, “intends”, or similar expressions.

Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about the ability of Allurion to:

•
realize the benefits expected from the business combination (the “Business Combination”) between Allurion and Compute Health Acquisition Corp. (“Compute Health”) pursuant to that certain Business Combination Agreement, dated as of February 9, 2023 (as amended, the “Business Combination Agreement”), by and among Allurion, Allurion Technologies, LLC, which was previously known as Allurion Technologies Opco, Inc. (formerly Allurion Technologies, Inc.) prior to the consummation of the Business Combination (“Legacy Allurion”), Compute Health, Compute Health Corp., (“Merger Sub I”) and Compute Health LLC (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”),;
•
successfully defend litigation that may be instituted against Compute Health, Legacy Allurion or Allurion in connection with the Business Combination;
•
manage various conflicts of interest that could arise among us or our affiliates, investors, directors, and officers;
•
successfully deploy the anticipated proceeds from the Business Combination, the Revenue Interest Financing (as defined here) and the Chardan Equity Facility (as defined herein);
•
maintain the listing of Allurion securities on the New York Stock Exchange (“NYSE”), and the potential liquidity and trading of such securities;
•
achieve the benefits of the collaboration with Medtronic plc;
•
acquire sufficient sources of funding if and when needed;
•
attract and retain key employees, officers, and directors;
•
implement and achieve business plans, forecasts, and other expectations, including any financial projections provided to PIPE Investors (as defined herein) in connection with the Business Combination, and identify and realize additional opportunities;
•
manage risks associated with the management of Allurion having limited experience operating as a public company;
•
commercialize current and future products and services and create sufficient demand among health care providers and patients for such products;
•
successfully complete current and future preclinical studies and clinical trials of the swallowable, procedure-less intragastric balloon for weight loss developed by Allurion ( the “Allurion Balloon”) and any other future product candidates;
•
obtain market acceptance of the Allurion Balloon as safe and effective;
•
cost-effectively sell existing and future products through existing distribution arrangements with distributors and/or successfully adopt a direct sales force as part of a hybrid sales model that includes both distributors and a direct sales effort;
•
timely collect accounts receivable from our customers;
•
obtain regulatory approval or clearance in the U.S. and certain non-U.S. jurisdictions for current and future products and maintain previously obtained approvals and/or clearances in those jurisdictions where products and services are currently offered;

ii

•
accurately forecast customer demand and manufacture sufficient quantities of products that patients and health care providers request;
•
successfully compete in the highly competitive and rapidly changing regulated industries in which Allurion operates, and effectively address changes in such industries, including changes in competitors’ products and services and changes in the laws and regulations that affect Allurion;
•
successfully manage any future international expansion of Allurion’s business and navigate business, regulatory, political, operational, financial, and economic risks associated with doing business internationally;
•
successfully manage any future growth in Allurion’s business;
•
contract with third-party suppliers and providers and monitor their ability to perform adequately under those arrangements;
•
comply with applicable legal and regulatory obligations;
•
obtain and maintain intellectual property protection for Allurion’s products and technologies and acquire or license (on commercially reasonable terms) intellectual property from third parties;
•
sell products, and use proprietary technologies, without infringing, misappropriating, or otherwise violating the proprietary rights or intellectual property of third parties;
•
manage the impact of any significant acquisitions, dispositions, and other similar or material transactions;
•
implement and maintain effective internal controls;
•
manage the effects of natural disasters, terrorist attacks, the spread and/or abatement of infectious diseases such as COVID-19, and the occurrence of other events beyond our reasonable control, including with respect to potential operational disruptions, labor disruptions, increased costs, and impacts to demand related thereto, on the ability to implement business plans, forecasts, and other expectations after the completion of the Business Combination and the transactions contemplated thereby; and
•
other factors detailed under the section entitled “Risk Factors.”

We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect Allurion’s business, financial condition, results of operations, prospects, business strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described in the section entitled “Risk Factors” beginning on page 50 and elsewhere in this Quarterly Report on Form 10-Q. These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors that could adversely impact our business and financial performance. Moreover, Allurion operates in very competitive and rapidly changing environments. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and such statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$79,866	$7,685
Accounts receivable, net of allowance of doubtful accounts of $5,694 and $741, respectively	27,644	29,346
Inventory, net	4,019	3,865
Prepaid expenses and other current assets	2,288	2,487
Total current assets	113,817	43,383
Property and equipment, net	3,300	2,382
Right-of-use asset	3,217	2,899
Other long-term assets	354	2,706
Total assets	$120,688	$51,370
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$9,362	$5,809
Current portion of term loan	57,677	53,360
Current portion of lease liabilities	873	905
Accrued expenses and other current liabilities	19,316	15,793
Total current liabilities	87,228	75,867
Convertible notes payable, net of discounts	—	3,103
Public warrant liabilities	12,018	—
Revenue Interest Financing liability	36,600	—
Earn-out liabilities	28,710	—
Lease liabilities, net of current portion	2,514	2,163
Other liabilities	6,374	2,551
Total liabilities	173,444	83,684
Commitments and Contingencies (Note 16)
Legacy convertible preferred stock (Note 12)	—	—
Stockholders’ deficit:
Preferred stock, $0.0001 par value — 100,000,000 shares authorized as of September 30, 2023; and no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value — 1,000,000,000 shares authorized as of September 30, 2023; and 47,460,941 and 27,079,856 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	5	3
Additional paid-in capital	140,858	99,875
Accumulated deficit	(193,619)	(132,192)
Total stockholders’ deficit	(52,756)	(32,314)
Total liabilities and stockholders’ deficit	$120,688	$51,370

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$18,200	$16,064	$45,232	$45,027
Cost of revenue	4,232	3,474	10,165	9,545
Gross profit	13,968	12,590	35,067	35,482
Operating expenses:
Sales and marketing	13,989	15,686	36,127	35,464
Research and development	7,191	5,069	21,623	11,234
General and administrative	18,942	3,820	30,657	10,646
Total operating expenses:	40,122	24,575	88,407	57,344
Loss from operations	(26,154)	(11,985)	(53,340)	(21,862)
Other (expense) income:
Interest expense, net	(2,586)	(1,139)	(7,331)	(2,666)
Changes in fair value of warrants	3,868	67	2,189	101
Changes in fair value of debt	(6,008)	—	(3,751)	—
Changes in fair value of Revenue Interest Financing and PIPE Conversion Option	(2,040)	—	(2,040)	—
Changes in fair value of earn-out liabilities	24,330	—	24,330	—
Termination of convertible note side letters	(9,466)	—	(17,598)	—
Loss on extinguishment of debt	(3,929)	—	(3,929)	—
Other (expense) income, net	389	(420)	133	(874)
Total other (expense) income:	4,558	(1,492)	(7,997)	(3,439)
Loss before income taxes	(21,596)	(13,477)	(61,337)	(25,301)
Provision for income taxes	(34)	(95)	(90)	(95)
Net loss and comprehensive loss	(21,630)	(13,572)	(61,427)	(25,396)
Cumulative undeclared preferred dividends	(255)	(733)	(1,697)	(2,175)
Net loss attributable to common shareholders	$(21,885)	$(14,305)	$(63,124)	$(27,571)
Net loss per share
Basic and diluted	$(0.54)	$(0.53)	$(2.00)	$(1.03)
Weighted-average shares outstanding	40,335,457	26,930,318	31,558,538	26,888,896
Basic and diluted

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(dollars in thousands)

			Stockholders’ Deficit
	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Sock		Additional Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of January 1, 2022	7,927,446	$39,122	11,977,580	$57,973	7,383,096	$51	$2,139	$(94,448)	$(34,285)
Retroactive application of recapitalization (Note 1)	(7,927,446)	(39,122)	(11,977,580)	(57,973)	19,424,269	(48)	97,143	—	39,122
Adjusted balance, beginning of period	—	—	—	—	26,807,365	3	99,282	(94,448)	4,837
Exercise of stock options					65,062		63		63
Stock-based compensation expense							73		73
Net loss								(6,419)	(6,419)
Balance as of March 31, 2022	—	—	—	—	26,872,427	3	99,418	(100,867)	(1,446)
Exercise of stock options					53,524		56		56
Stock-based compensation expense							89		89
Net loss								(5,405)	(5,405)
Balance as of June 30, 2022	—	—	—	—	26,925,951	3	99,563	(106,272)	(6,706)
Exercise of stock options					9,981		9		9
Issuance of Legacy Allurion convertible preferred stock for the exercise of warrants					1,519		3		3
Stock-based compensation expense							93		93
Net loss								(13,572)	(13,572)
Balance as of September 30, 2022	—	—	—	—	26,937,451	3	99,668	(119,844)	(20,173)

Balance as of January 1, 2023	—	—	—	—	27,079,856	3	99,875	(132,192)	(32,314)
Exercise of stock options					15,376		20		20
Issuance of Legacy Allurion convertible preferred stock for the exercise of warrants					3,554		29		29
Stock-based compensation expense							409		409
Net loss								(17,801)	(17,801)
Balance as of March 31, 2023	—	—	—	—	27,098,786	3	100,333	(149,993)	(49,657)
Exercise of stock options					27,626		28		28
Issuance of Legacy Allurion convertible preferred stock for the exercise of warrants					492		6		6
Stock-based compensation expense							401		401
Net loss								(21,996)	(21,996)
Balance as of June 30, 2023	—	—	—	—	27,126,904	3	100,768	(171,989)	(71,218)
Exercise of stock options					77,214	—	83		83
Issuance of Legacy Allurion convertible preferred stock for the exercise of warrants					4,976	—	60		60
Reverse recapitalization, net of transaction costs (Note 3)					13,735,872	1	58,572		58,573
Recognition of warrant liabilities in connection with the Merger (Note 3)							(13,762)		(13,762)
Issuance of common stock in connection with vesting of RSU awards					906,551	—			—
Issuance of common stock for the conversion of convertible notes					3,301,222	1	25,569		25,570

			Stockholders’ Deficit
	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Sock		Additional Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Recognition of earn-out liabilities (Note 3)							(53,040)		(53,040)
Reclassification of Legacy Allurion liability classified warrants to equity classification							929		929
Derecognition of liabilities associated with the Backstop Shares, Hunter shares, and the additional RTW and Fortress shares and issuance of related shares					2,287,696	—	16,098		16,098
Issuance of common stock for the exercise of warrants					20,506	—	42		42
Stock-based compensation expense							5,539		5,539
Net loss								(21,630)	(21,630)
Balance as of September 30, 2023	—	$—	—	$—	47,460,941	$5	$140,858	$(193,619)	$(52,756)

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating Activities:
Net loss	$(61,427)	$(25,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	618	487
Depreciation and amortization	558	652
Stock-based compensation	6,349	255
Provision for uncollectible accounts	4,953	—
Unrealized exchange loss	253	389
Provision for inventory	743	—
Change in fair value of warrant liabilities	(2,189)	(101)
Change in fair value of derivative liability	(165)	14
Change in fair value of debt	3,751	—
Change in fair value of Revenue Interest Financing and PIPE Conversion Option	2,040	—
Change in fair value of earn-out liabilities	(24,330)	—
Non-cash interest expense	1,117	589
Non-cash termination of convertible note side letters	16,098	—
Loss on extinguishment of debt	3,929	—
Debt issuance costs associated with debt recorded at fair value	1,210	—
Changes in operating assets and liabilities:
Accounts receivable	(3,883)	(13,822)
Inventory	(899)	(1,596)
Prepaid expenses, other current and long-term assets	409	(774)
Operating lease liabilities	(617)	(691)
Accounts payable	3,492	3,055
Accrued expenses and other current liabilities	4,879	5,684
Net cash used in operating activities	$(43,111)	$(31,255)
Investing Activities:
Purchases of property and equipment	(1,208)	(1,091)
Net cash used in investing activities	$(1,208)	$(1,091)
Financing Activities:
Proceeds from issuance of convertible notes - net	28,700	1,103
Proceeds from Fortress Term Loan - net	59,780	14,925
Payment of debt issuance costs	(3,450)	(263)
Proceeds from Business Combination, net of transaction costs	62,078	—
Proceeds from Revenue Interest Financing	40,000	—
Repayment of 2021 Term Loan	(57,659)	—
Repayment of promissory note assumed in Business Combination	(2,500)	—
Proceeds from option and warrant exercises	195	132
Repayment of convertible notes	(10,750)	—
Net cash provided by financing activities	$116,394	$15,897
Net increase (decrease) in cash and cash equivalents and restricted cash	$72,075	$(16,449)
Cash and cash equivalents and restricted cash at beginning of period	8,023	26,018
Cash and cash equivalents and restricted cash at end of period	$80,098	$9,569
Supplemental disclosure of cash flow information
Cash paid for interest	$5,022	$2,077
Supplemental cash flow information on non-cash investing and financing activities
Purchase of property and equipment included in accounts payable	$270	$43
Deferred financing costs in accounts payable and accrued expenses	1,006	—
Recognition of assumed warrant liability	13,762	—
Recognition of earn-out liabilities	53,040	—
Issuance of common stock upon conversion of convertible notes	25,569	—
Issuance of warrants in connection with financing	—	438

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

A reconciliation of the amounts of cash and cash equivalents and restricted cash in the consolidated balance sheets to the amount in the consolidated statements of cash flows is as follows (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$79,866	$7,685
Restricted cash included in other long-term assets	232	338
Cash and cash equivalents and restricted cash shown in the statement of cash flows	$80,098	$8,023

The accompanying notes are an integral part of these consolidated financial statements.

1.
Organization and Description of Business

Organization

Allurion Technologies, Inc. (“Allurion” or the “Company”) is a vertically integrated medical device company that is developing, manufacturing, and commercializing innovative weight loss experiences centered around its Allurion™ Gastric Balloon. The Allurion Gastric Balloon is the world’s first and only swallowable, procedure-less intragastric balloon for weight loss that does not require surgery, endoscopy, or anesthesia for placement or removal. Allurion sells the Allurion Gastric Balloon and related hardware accessories through distributors or directly to health care providers. The Company currently also provides, free of charge, artificial intelligence (AI)-powered remote patient monitoring tools, a mobile app for patients and a clinic dashboard for providers, referred to as the Allurion Virtual Care Suite or “VCS” and collectively with the Allurion Gastric Balloon referred to as the “Allurion Program”. Allurion currently markets the Allurion Program in over 50 countries, and the Company operates subsidiaries in the United States, France, the United Arab Emirates, Hong Kong, the United Kingdom, Italy, Spain, Australia and Mexico.

Business Combination Agreement

On February 9, 2023, Allurion Technologies Opco, Inc. (formerly Allurion Technologies, Inc., “Legacy Allurion”) and Allurion Technologies, Inc. (formerly Allurion Technologies Holdings, Inc.), entered into the Business Combination Agreement (as subsequently amended on May 2, 2023, the “Business Combination Agreement”) with Compute Health Acquisition Corp. (“CPUH” or "Compute Health"), Compute Health Corp. (“Merger Sub I”) and Compute Health LLC (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”). Pursuant to the Business Combination Agreement, on August 1, 2023 (the “Closing Date”), the Mergers (as defined below) were consummated in three steps: (a) Compute Health merged with and into Allurion (the “CPUH Merger”), with Allurion surviving the CPUH Merger as a publicly listed entity (the time at which the CPUH Merger became effective, the “CPUH Merger Effective Time”) and becoming the sole owner of the Merger Subs; (b) three hours following the consummation of the CPUH Merger, Merger Sub I merged with and into Legacy Allurion (the “Intermediate Merger” and the time at which the Intermediate Merger became effective, the “Intermediate Merger Effective Time”), with Legacy Allurion surviving the Intermediate Merger and becoming a direct, wholly-owned subsidiary of Allurion; and (c) thereafter, Legacy Allurion merged with and into Merger Sub II (the “Final Merger” and, collectively with the CPUH Merger and the Intermediate Merger, the “Mergers”, and together with all other transactions contemplated by the Business Combination Agreement, the “Business Combination”), with Merger Sub II surviving the Final Merger and remaining a direct, wholly-owned subsidiary of Allurion (the time at which the Final Merger became effective, the “Final Merger Effective Time”). Allurion shares began trading on the New York Stock Exchange ("NYSE") under the ticker symbol “ALUR” on August 2, 2023. Upon completion of the Business Combination, Legacy Allurion's business operations continued as our business operations.

The Business Combination was accounted for as a reverse capitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, Compute Health was treated as the “acquired” company for financial reporting purposes and Legacy Allurion was the accounting “acquirer”. Accordingly, the Business Combination was treated as the equivalent of Legacy Allurion issuing stock for the net assets of Compute Health, accompanied by a recapitalization. As a result of the reverse recapitalization, the assets and liabilities of the Company are presented at their historical carrying values, and the assets and liabilities of Compute Health are recognized on the acquisition date and measured on the basis of the net proceeds from the capital transaction, with no goodwill or other intangible assets recorded. This determination is primarily based on the fact that, immediately following the Business Combination, Legacy Allurion stockholders had a majority of the voting power of Allurion, Legacy Allurion controlled the majority of the board seats of Allurion, and Legacy Allurion senior management comprised all of the senior management of Allurion. The equity structure has been restated in all comparative periods up to the Closing Date to reflect the number of shares of the Company's common stock, $0.0001 par value per share (“Allurion Common Stock” or the “Company’s Common Stock”), issued to Legacy Allurion stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Allurion's convertible preferred stock and Legacy Allurion common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio of approximately 0.9780 (the "Exchange Ratio") established in the Business Combination. As a result of this retrospective application, certain prior period balances within the condensed consolidated financial statements have changed. Refer to Note 3, Business Combination for further discussion regarding the closing of the Business Combination with Compute Health.

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to the "Company", "our", and "Allurion" refer to the condensed consolidated operations of Allurion Technologies, Inc. and its subsidiaries. References to CPUH and Compute Health refer to Compute Health Acquisition Corp. and its subsidiaries prior to the consummation of the Business Combination and references to "Legacy Allurion" refer to Allurion Technologies, Inc. prior to the consummation of the Business Combination.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to the applicable accounting guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification ("ASC"), and Accounting Standards Update ("ASU"), of the Financial Accounting Standards Board ("FASB"). They should be read in conjunction with the Legacy Allurion’s audited financial statements as of and for the year ended December 31, 2022 included in the Company's Proxy Statement/Prospectus on Form S-4/A filed with the SEC on July 7, 2023 (the "Proxy Statement/Prospectus"). The financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 presented in this report are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

In connection with the Business Combination, the Company's equity structure has been restated as of and for the year ended December 31, 2022 to reflect the number of shares of the Allurion Common Stock, $0.0001 par value per share, issued to Legacy Allurion stockholders. As such, the shares and corresponding capital amounts presented in the condensed consolidated balance sheet and condensed consolidated statement of redeemable convertible preferred stock and stockholders deficit have been retroactively restated as shares reflecting the Exchange Ratio established in the Business Combination. All existing Legacy Allurion redeemable convertible preferred stock and Legacy Allurion convertible preferred stock were converted into shares of Allurion Common Stock.

The consolidated financial statements include Allurion and its consolidated subsidiaries: Allurion France SAS and Allurion Middle East Medical Instrument Trading, LLC, which were both incorporated in 2017; Allurion Hong Kong Ltd., which was incorporated in 2019; Allurion UK Ltd., which was incorporated in 2021; Allurion Italy, Srl, Allurion Spain, Srl, Allurion Australia Pty Ltd., and Allurion Mexico S. de R.L de C.V, which were incorporated in 2022; and Allurion Technologies, LLC, which was incorporated in 2023. The Company’s operations are located in Europe, the Middle East, Africa, Latin America, Canada and the Asia-Pacific region, and it operates in one business segment.

Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency for all of our foreign subsidiaries is the United States dollar except Allurion Australia Pty Ltd., which uses the Australian dollar. When remeasuring from a local currency to the functional currency, assets and liabilities are remeasured into U.S. dollars at exchange rates in effect at the balance sheet dates and results of operations transacted in local currency are remeasured into U.S. dollars using average exchange rates for the period presented. Losses from remeasurement of $0.3 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and losses from remeasurement of $0.3 million and $0.9 million for the nine months ended September 30, 2023 and 2022, respectively, are recorded in the statements of operations and comprehensive loss within Other (expense) income, net. The Company translates the foreign functional currency financial statements to U.S. dollars for Allurion Australia Pty Ltd. using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions. The effects of foreign currency translation adjustments were immaterial for the three and nine months ended September 30, 2023 and 2022.

Going Concern

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

The Company has incurred recurring losses since inception and anticipates net losses and negative operating cash flows for the near future and may be unable to remain in compliance with certain financial covenants required under its credit facilities. Through September 30, 2023, the Company has funded its operations primarily with proceeds from the sale of its convertible preferred stock, issuance of convertible notes, issuance of term loans, and funds received upon consummation of the Business Combination. The Company has incurred recurring losses and cash outflows from operating activities since its inception, including net losses of $61.4 million and $25.4 million and cash outflows from operating activities of $43.1 million and $31.3 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company had an accumulated deficit of $193.6 million. The Company expects to continue to generate significant operating losses for the foreseeable future.

Based on the Company's recurring losses from operations incurred since inception, its expectation of continuing operating losses for the foreseeable future, and the potential need to raise additional capital to finance its future operations and debt service payments, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Summary of Significant Accounting Policies

Besides the following, there have been no significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” to the consolidated audited financial statements and notes as of and for the year ended December 31, 2022 included in the Proxy Statement/Prospectus.

2023 Convertible Notes

The Company accounts for the convertible notes issued between February 2023 and August 2023 (the "2023 Convertible Notes") under the fair value option (“FVO”) election of ASC Topic 825, Financial Instruments (“ASC 825”). The convertible notes accounted for under the FVO election are each debt host financial instruments containing embedded features wherein the entire financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in the estimated fair value of the convertible notes are recorded as a component of Other (expense) income in the consolidated statements of operations. As a result of electing the FVO, direct costs and fees related to the 2023 Convertible Notes are expensed as incurred. The convertible notes issued in 2020, 2021 and 2022 are accounted for as disclosed in Note 8, Debt. In connection with the closing of the Business Combination on August 1, 2023, a portion of the 2023 convertible notes was repaid, with the remaining balance converted to shares of our Common Stock.

Earn-Out Liabilities

In connection with the Business Combination, certain holders of Legacy Allurion common stock and Legacy Allurion preferred stock and holders of vested options, warrants and restricted stock units exercisable or convertible into Legacy Allurion capital stock received the contingent right to receive up to 9,000,000 additional shares of Allurion Common Stock (the “Earn-Out Shares”) upon the achievement of certain earn-out targets. The contingent earn-out consideration contains a settlement provision that in the event of a change in control the number of Earn-Out Shares issued may vary. This settlement provision precludes the earn-out liability from being indexed to the Company's Common Stock as a change in control event is not an input into the pricing of a fixed-for-fixed forward or option on equity shares. As such, it is classified as a liability under ASC 480, Distinguishing Liabilities from Equity ("ASC 480").

The fair value of the earn-out consideration is remeasured on a quarterly basis over the earn-out period with changes in the estimated fair value of the contingent earn-out consideration recorded in Other (expense) income in the condensed consolidated statements of operations and comprehensive loss and are reflected in the period in which they are identified. Changes in the estimated fair value of the contingent earn-out consideration may materially impact or cause volatility in our operating results.

Revenue Interest Financing and PIPE Conversion Option

In connection with the Business Combination, the Company entered into a revenue interest financing agreement, dated as of February 9, 2023 (the "Revenue Interest Financing Agreement") with certain entities that have engaged RTW Investments, LP as investment manager (collectively, “RTW”), under which the Company received $40.0 million upfront (the "Revenue Interest Financing"). In exchange, the Company is obligated to remit to RTW certain revenue interest payments on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by Allurion and its subsidiaries at a rate up to 6.0% of annual net sales prior to December 31, 2026. On or after January 1, 2027, the Company will remit revenue interest payments at a rate up to 10.0% of annual net sales, and it will continue to make revenue interest payments to RTW until December 31, 2030. The Company accounts for the Revenue Interest Financing Agreement under the fair value option election of ASC 825. The Revenue Interest Financing Agreement accounted for under the FVO election is a debt host financial instrument that contains embedded features. The embedded features include requirements to settle the Revenue Interest Financing prior to maturity upon the occurrence of certain contingent events, a change in royalty rates upon the occurrence of certain contingent events, and the Company's ability to prepay the Revenue Interest Financing. As the Company has elected the FVO, these embedded features would not meet the criteria for bifurcation and separate accounting as the entire financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in the estimated fair value of the Revenue Interest Financing Agreement are recorded as a component of Other (expense) income in the condensed consolidated statements of operations and comprehensive loss. As a result of electing the FVO, direct costs and fees related to the Revenue Interest Financing are expensed as incurred.

In connection with the Company entering in the Revenue Interest Financing, the Company and RTW entered into the RTW side letter under which RTW may elect to convert up to $7.5 million of its initial PIPE (as defined in Note 3, Business Combination below) subscription into an additional revenue interest financing by forfeiting a number of shares of Allurion Common Stock acquired by the PIPE subscription (the "PIPE Conversion Option"). The Company accounts for the PIPE Conversion Option as a freestanding financial instrument that qualifies for derivative liability accounting in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). The PIPE Conversion Option is initially measured at its fair value within Other liabilities on the condensed consolidated balance sheets with corresponding recognition of expense at inception as there is no right received by the Company that meets the definition of an asset and the transaction did not involve a distribution or a dividend. Subsequent changes in fair value of the derivative liability are recognized as a gain or loss as a component of Other (expense) income in the condensed consolidated statements of operations and comprehensive loss.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management considers many factors in selecting appropriate financial accounting policies and controls in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ from those estimates.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Adjustment has been made to the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2022, to present the change in fair value of derivative liabilities as part of Other (expense) income, net. This amount was a separate line item in prior years.

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

Significant customers are those which represent more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2023 and 2022 or accounts receivable, net balance as of September 30, 2023 and December 31, 2022. The following table presents customers that represent 10% or more of the Company’s total revenue and accounts receivable, net:

	Revenue		Revenue		Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2023	2022	2023	2022	2023	2022
Customer A	19%	N/A	12%	N/A	12%	N/A
Customer B	N/A	11%	N/A	11%	N/A	N/A
Customer C	11%	N/A	N/A	N/A	12%	13%
Customer D	N/A	N/A	N/A	N/A	N/A	12%

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), which provides optional guidance if certain criteria are met for entities that have contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. Subsequent to issuance, the FASB issued ASU 2021-01 in January 2021 to refine and clarify some of its guidance on ASU 2020-04, and ASU 2022-06 in December 2022 to extend the period of time preparers can utilize this guidance. This ASU is effective upon issuance and can be applied through December 31, 2024. Upon the transition of the Company’s contracts and transactions to new reference rates in connection with reference rate reform, the Company will prospectively apply the standard and disclose the effect on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity’s Own Equity, which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company is currently evaluating the potential impact of the adoption of this standard and does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.
3.
Business Combination

As discussed in Note 1, Organization and Description of Business, on August 1, 2023 the Company consummated the Business Combination with Compute Health pursuant to the Business Combination Agreement. The Business Combination was accounted for as a reverse capitalization in accordance with U.S. GAAP. Under this method of accounting, Compute Health, which was the legal acquirer, was treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Allurion issuing stock for the net assets of Compute Health, accompanied by a recapitalization.

Upon the closing of the Business Combination, (a) holders of Legacy Allurion common stock received shares of Allurion Common Stock in an amount determined by application of the Exchange Ratio of approximately 0.9780, (b) each then-outstanding share of Legacy Allurion preferred stock was converted into the right to receive shares of Allurion Common Stock equal to the number of shares of Allurion Common Stock that would be issued upon conversion of such outstanding share of Legacy Allurion preferred stock based on the applicable conversion ratio multiplied by the Exchange Ratio, (c) each then-outstanding and unexercised Legacy Allurion option was converted into a new Allurion option on the same terms and conditions as were applicable to such Legacy Allurion option based on the Exchange Ratio ("Rollover Option"), (d) each then-outstanding Legacy Allurion warrant was converted into a new Allurion warrant based on the Exchange Ratio ("Rollover Warrant"), (e) each then-outstanding Legacy Allurion restricted stock unit was converted into a rollover restricted stock unit based on the Exchange Ratio, and (f) certain amounts of loans made by Compute Health Sponsor LLC (the "Sponsor") to CPUH, which balance was $3.7 million at the time of the Business Combination (the "Sponsor Loan Excess"), was converted into 525,568 shares of Allurion Common Stock (the "Sponsor Loan Equity Issuance"). For periods prior to the Business Combination, the reported share and per share amounts have been retroactively converted by applying the Exchange Ratio. The consolidated assets, liabilities, and results of operations prior to the Business Combination are those of Legacy Allurion.

Further, upon the closing of the Business Combination, each then-outstanding share of Compute Health Class A common stock was canceled and extinguished and was converted into the right to receive 1.420455 shares of Allurion Common Stock. Additionally, the Company assumed 13,206,922 outstanding public warrants to purchase an aggregate 18,759,838 shares of Allurion Common Stock at $8.10 per share.

In connection with the Business Combination, the Company incurred approximately $22.7 million of transaction costs, consisting of legal and other professional fees, $15.2 million of which were recorded to additional paid-in capital as a reduction of proceeds, $2.5 million of which were recorded as debt issuance costs in connection with the Fortress Term Loan (as defined below), and $5.0 million of which were recorded as an expense in general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss. Of the $5.0 million recorded as expense, $3.6 million relates to a one-time insurance payment related to any potential matters that might arise from the period prior to the Business Combination, and as such is not capitalized as an asset. An additional $1.2 million relates to direct costs and fees incurred as part of the Revenue Interest Financing with RTW.

The following table reconciles the elements of the Business Combination to the condensed consolidated statement of cash flows and the condensed consolidated statement of changes in equity:

September 30, 2023
Cash – CPUH trust (net of redemptions)	$38,395
Cash – PIPE Investors	37,922
Gross Proceeds	76,317
Less: transaction costs paid	(14,239)
Net proceeds from the Business Combination (2)	62,078
Less: warrant liabilities assumed (1)	(13,762)
Less: repayment of note assumed in the Business Combination (2)	(2,500)
Less: accrued transaction costs at September 30, 2023 (2)	(1,006)
Business Combination, net of transaction costs	$44,810

(1) The warrant liabilities assumed are presented separately from the "Reverse recapitalization, net of transaction costs (Note 3)" line within the condensed consolidated statements of redeemable convertible preferred stock and stockholders deficit.

(2) The Net proceeds from the Business Combination, less the repayment of note assumed in the Business Combination, less the accrued transaction costs at September 30, 2023 are presented net in the condensed consolidated statements of redeemable convertible preferred stock and stockholders deficit within line "Reverse recapitalization, net of transaction costs (Note 3)".

The number of shares of Allurion Common Stock outstanding immediately following the consummation of the Business Combination was as follows:

Common Stock
Legacy Allurion Equityholders (1)	27,897,387
CPUH Stockholders (2)	5,165,698
Shares Issued to PIPE Investors (2)	5,386,695
Shares issued to RTW and Fortress (3)	1,900,000
Shares issued to convertible note holders	3,301,222
CPUH Sponsor Shares (2)	3,262,711
Side Letter Termination Shares (3)	387,696
Total shares of Common Stock immediately after Business Combination	47,301,409

(1) Consists of Legacy Allurion common stock and Legacy Allurion preferred stock holders, plus the issuance of common stock in connection with the vesting of RSUs at closing, less the Gaur Contributed Shares (as defined below).

(2) The CPUH Stockholders shares, PIPE shares, and CPUH Sponsor shares are presented combined within the condensed consolidated statements of redeemable convertible preferred stock and stockholders deficit on the "Reverse recapitalization, net of transaction costs" line, which is less the Gaur Contributed Shares (as defined below).

(3) The shares issued to RTW and Fortress and the Side Letter Termination shares are presented combined within the condensed consolidated statements of redeemable convertible preferred stock and stockholders deficit on the "Derecognition of liabilities associated with the Backstop Shares, Hunter shares, and additional RTW and Fortress shares and issuance of related shares" line.

PIPE Investment

In connection with the execution of the Business Combination Agreement, Allurion and Compute Health entered into subscription agreements, each dated February 9, 2023 (the “PIPE Subscription Agreements”), with certain accredited investors and qualified institutional buyers (the “PIPE Investors”), pursuant to which, upon the terms and subject to the conditions set forth therein, the PIPE Investors, among other things, purchased an aggregate of 5,386,695 shares of Allurion Common Stock at a purchase price of $7.04 per share (other than as set forth in the Amended and Restated RTW Side Letter, as defined below), for an aggregate purchase price of $37.9 million, following the CPUH Merger Effective Time (the "PIPE Investment").

Revenue Interest Financing Agreement, Side Letter and PIPE Conversion Option

On February 9, 2023, concurrently with the execution of the Business Combination Agreement, the Company entered into the Revenue Interest Financing Agreement with RTW. Pursuant to the Revenue Interest Financing Agreement, at the closing of the Business Combination, RTW paid Allurion an aggregate of $40.0 million (the “Investment Amount”). In exchange for the Investment Amount, Allurion will remit revenue interest payments on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by Allurion and its subsidiaries at a rate up to 6.0% of annual net sales prior to December 31, 2026. On or after January 1, 2027, the Company will remit revenue interest payments at a rate up to 10.0% of annual net sales, and it will continue to make revenue interest payments to RTW until December 31, 2030.

Additionally, in connection with the Company entering in the Revenue Interest Financing, the Company, Compute Health, Legacy Allurion, Merger Sub II and RTW entered into a side letter (the "RTW Side Letter") on February 9, 2023 under which RTW may elect to convert up to $7.5 million of its initial PIPE subscription into an additional revenue interest financing by forfeiting a number of shares of our common stock acquired by the PIPE subscription. Refer to Note 9, Revenue Interest Financing, Side Letter, and PIPE Conversion Option for further discussion on the Revenue Interest Financing.

On May 2, 2023, the parties amended and restated the RTW Side Letter (as amended, the "Amended and Restated RTW Side Letter"), in connection with the Backstop Agreement (defined below), pursuant to which, among other things, Allurion issued 250,000 shares of Common Stock to RTW immediately prior to the Intermediate Merger Effective Time.

Fortress Credit Agreement

In connection with the closing of the Business Combination, the Company entered into a term loan facility (the “Fortress Term Loan”) pursuant to a credit agreement and guaranty, dated as of August 1, 2023 (the “Fortress Credit Agreement”), with Fortress Credit Corp. (“Fortress”), as administrative agent for the lenders party thereto from time to time (the “Lenders”). Under the terms of the Fortress Term Loan, we borrowed $60.0 million which was used to repay the outstanding principal, accrued and unpaid interest, and other obligations with respect to the 2021 Term Loan (as defined below). Additionally, per the terms of the Fortress Term Loan and Backstop Agreement, Allurion issued an aggregate of 950,000 shares of our Common Stock to an affiliate of Fortress pursuant to a subscription agreement between Allurion and such affiliate. Refer to Note 8, Debt for further discussion on the Fortress Term Loan.

Backstop Agreement

On May 2, 2023, CFIP2 ALLE LLC, an affiliate of Fortress Credit Corp., and RTW (collectively, the “Backstop Purchasers”), Legacy Allurion, Allurion and Hunter Ventures Limited (“HVL”) entered into the backstop agreement (the “Backstop Agreement”). Pursuant to the Backstop Agreement, immediately prior to the Intermediate Merger Closing (a) each Backstop Purchaser purchased $2 million of the aggregate principal amount outstanding of HVL's Legacy Allurion convertible note issued in February 2023, (b) Allurion canceled the existing HVL Legacy Allurion Convertible Note and issued a new Allurion Convertible Note to HVL for the remaining balance together with all unpaid interest accrued since the date of issuance thereof, (c) Allurion issued new Allurion Convertible Notes to each Backstop Purchaser with an issuance date of August 1, 2023 and an original principal amount of $2 million each and (d) Allurion issued 700,000 shares of our Common Stock to each Backstop Purchaser. Refer to Note 8, Debt for further discussion around the Backstop Agreement.

HVL Termination Agreement

On May 2, 2023, HVL and Legacy Allurion entered into a letter agreement (the “HVL Termination Agreement”), terminating the side letter agreement entered into between Legacy Allurion and HVL in connection with the issuance of HVL’s Legacy Allurion convertible note on February 15, 2023. Pursuant to the HVL Termination Agreement, among other things, at the closing of the Business Combination, upon the terms and subject to the conditions set forth therein, Allurion issued to HVL 387,696 shares of our Common Stock. Refer to Note 8, Debt for further discussion regarding the HVL Termination Agreement.

Gaur Contribution Agreement

On May 2, 2023, Shantanu K. Gaur and Neha Gaur, trustees of The Shantanu K. Gaur Revocable Trust of 2021 (the “Gaur Trust”) and Allurion entered into a contribution agreement (the “Gaur Contribution Agreement”), pursuant to which, among other things, upon the terms and subject to the conditions set forth therein, the Gaur Trust contributed to Allurion, as a contribution of capital, 79,232 shares of Allurion Common Stock (the “Gaur Trust Contributed Shares”). The Gaur Trust’s contribution of the Gaur Trust Contributed Shares was effective immediately following the consummation of the Business Combination and the issuance of shares of Allurion Common Stock to the Gaur Trust pursuant to the terms of the Business Combination Agreement.

RSU Forfeiture Agreement

On May 2, 2023, Krishna Gupta, a member of our Board of Directors, entered into a letter agreement with Legacy Allurion (the “RSU Forfeiture Agreement”), pursuant to which, among other things, upon the terms and subject to the conditions set forth therein, Mr. Gupta agreed to forfeit 79,232 restricted stock units of Allurion (the “Forfeited RSUs”). The Forfeited RSUs were terminated and cancelled without consideration therefor immediately following the closing of the Business Combination Agreement.

Sponsor Contribution Agreement

On May 2, 2023, the Sponsor and Compute Health entered into a letter agreement (the "Sponsor Contribution Agreement") pursuant to which, among other things, upon the terms and subject to the conditions set forth therein, the Sponsor agreed to contribute to Compute Health, as a contribution of capital, 161,379 shares of Compute Health Class A Common Stock (“Sponsor Contributed Shares”). The Sponsor’s contribution of the Sponsor Contributed Shares was made immediately following the CPUH Recapitalization (defined below) and immediately prior to the CPUH Merger Effective Time.

Sponsor Support Agreement

On February 9, 2023, Allurion entered into the Sponsor Support Agreement, pursuant to which immediately prior to the CPUH Merger Effective time, (a) the Sponsor recapitalized each of the Sponsor’s 21,442,500 shares of Compute Health Class B Common Stock, and all 12,833,333 of the Sponsor’s warrants to purchase shares of Class A Common Stock into 2,088,327 shares of Compute Health Class A Common Stock and (b) the additional Class B Holders set forth on Schedule I of the Sponsor Support Agreement (the "Additional Class B Holders") recapitalized his or her 30,000 shares of Compute Health Class B Common Stock into 21,120 shares of Compute Health Class A Common Stock (the "CPUH Recapitalization"). Subsequently, at the CPUH Merger Effective Time, each such share of Compute Health Class A Common Stock was converted into shares of Allurion Common Stock at an exchange ratio of 1.420455 (the "CPUH Exchange Ratio").

Conversion of Convertible Notes

In connection with the closing of the Business Combination, outstanding Legacy Allurion Convertible Notes with an aggregate principal amount together with accrued but unpaid interest of approximately $21.8 million were converted into 3,301,222 shares of our Common Stock with a corresponding recognition of additional paid-in capital ("APIC") of $25.6 million provided for under the terms of such Legacy Allurion Convertible Notes, and are no longer outstanding. Refer to Note 8, Debt for further information on the Company's convertible notes.

Public Warrants and Warrant Amendment

In connection with the closing of the Business Combination, the Company assumed 13,206,922 outstanding Public Warrants to purchase an aggregate 18,759,838 shares of Allurion Common Stock at $8.10 per share following the Warrant Amendment (defined below). The total value of the liability associated with the Public Warrants was $13.8 million measured at fair value based on the public warrant quoted price. The Company concluded the warrants met the definition of a liability based on the settlement provision that allows the warrant holders to net-share settle their warrants in the event of a failed registration statement within 60 days of the Business Combination or any time a registration is not effective. As such, they have been classified as a liability on the balance sheet. See Note 12, Capital Stock and Stockholder's Deficit and Note 10, Fair Value Measurements for further information on the Public Warrants and Warrant Amendment.

Earn-Out Liabilities

In connection with the closing of the Business Combination, Legacy Allurion equity holders are entitled to receive additional shares of our Common Stock if the shares price achieves certain targets. The Company accounts for the potential issuance of the Earn-Out Shares as a contingent consideration arrangement, which was initially valued and recorded at $53.0 million. See Note 10, Fair Value Measurements for further information on the earn-out liabilities.

4.
Revenue

Revenue by geographic region is based on the country in which our customer is domiciled and is summarized by geographic area as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Turkey	$3,517	$1,038
Chile	1,956	822
Spain	1,195	2,537
All Other Countries	11,532	11,667
Total Revenues	$18,200	$16,064

For the three months ended September 30, 2023, $5.7 million of revenue was generated in five countries included within All Other Countries in the table above, representing approximately 31% of Total Revenues, with each country responsible for approximately 5% to 7% of the total. Remaining revenue was generated by sales in 46 other countries included within All Other Countries. For the three months ended September 30, 2022, $5.7 million of revenue was generated in five countries included within All Other Countries, representing approximately 35% of Total Revenues, with each country responsible for approximately 5% to 9% of the total. Remaining revenue was generated by sales in 33 other countries included within All Other Countries.

	Nine Months Ended September 30,
	2023	2022
Turkey	$5,495	$2,410
France	4,423	4,291
Spain	3,715	5,867
All Other Countries	31,599	32,459
Total Revenues	$45,232	$45,027

For the nine months ended September 30, 2023, $12.8 million of revenue was generated in five countries included within All Other Countries in the table above, representing approximately 28% of Total Revenues, with each country responsible for approximately 4% to 8% of the total. Remaining revenue was generated by sales in 59 other countries included within All Other Countries. For the nine months ended September 30, 2022, $15.2 million of revenue was generated in five countries included within All Other Countries, representing approximately 34% of Total Revenues, with each country responsible for approximately 5% to 9% of the total. Remaining revenue was generated by sales in 43 other countries included within All Other Countries.

There is currently no revenue generated in the United States for the three or nine months ended September 30, 2023 and 2022.

5.
Inventory

Inventory consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Finished goods	$2,225	$2,096
Work in progress	366	213
Raw materials	1,428	1,556
Total Inventory	$4,019	$3,865

Inventory is stated net of $0.7 million and zero for the provision for excess and obsolete inventory as of September 30, 2023 and December 31, 2022, respectively.

6.
Property and Equipment, net

Property and equipment consist of the following (in thousands):

	Estimated Useful Life (in Years)	September 30, 2023	December 31, 2022
Computers and purchased software	3	$618	$575
Leasehold improvements	Shorter of useful life or lease term	1,908	1,822
Furniture and fixtures	5	291	251
Machinery and equipment	3-5	2,391	2,002
Property and equipment—at cost		5,208	4,650
Less accumulated depreciation and amortization		(3,371)	(2,851)
Construction in progress		1,463	583
Property and equipment—net		$3,300	$2,382

Depreciation expense was $0.2 million for each of the three month periods ended September 30, 2023 and 2022 and $0.6 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively, recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$63	$161	$280	$433
Research and development	48	20	131	57
General and administrative	34	36	104	119
Sales and marketing	15	12	43	43
Total depreciation and amortization expense	$160	$229	$558	$652

7.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Distributor fees and marketing reimbursements	$3,878	$6,348
Accrued compensation	3,720	3,453
Accrued clinical trials and R&D	3,518	228
Accrued selling and marketing	2,220	481
Accrued professional fees	1,277	2,105
Accrued interest	1,519	489
Accrued warranty	33	48
Other accrued expenses	3,151	2,641
Total accrued expenses and other current liabilities	$19,316	$15,793

8.
Debt

The components of the Company’s third-party debt consists of the following (in thousands):

	September 30, 2023	December 31, 2022
2021 Term Loan	$—	$55,000
Fortress Term Loan	60,000	—
Convertible notes	—	3,103
Total principal amount of debt	60,000	58,103
Plus: Accretion	58	213
Less: current portion of long-term debt, net of discounts	(57,677)	(53,360)
Less: unamortized deferred financing costs and debt discounts	(2,381)	(1,853)
Long-term debt, net of current portion and discounts	$—	$3,103

As of September 30, 2023 and December 31, 2022, the fair value for the Company’s Fortress Term Loan and 2021 Term Loan approximated the respective carrying amounts.

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

In December 2021, the 2021 Term Loan Agreement was amended (the “Amendment”) to extend the maturity date of the 2021 Term Loan to December 30, 2025 and provide for an additional $20.0 million of borrowings, of which $15.0 million (the “Term C Loan”) was available based upon the achievement of certain revenue thresholds within specified time periods as defined in 2021 Term Loan Agreement as amended. The agreement provided for equal monthly principal payments to commence on December 30, 2024 such that the borrowed principal amounts would be repaid in full on December 30, 2025. However, if certain revenue thresholds were achieved prior to April 15, 2023, the borrowed principal amounts would be repaid in full on December 30, 2025. The revenue thresholds were achieved in June 2022. In connection with the 2021 Term Loan, the Company paid issuance costs of $0.7 million which will be amortized over the remaining life of the loan.

In December 2021, the Company issued warrants exercisable for 132,979 shares of series C preferred stock as consideration for the Amendment and the draw down related to the 2021 Term Loan Agreement. The fair value of these warrants was determined to be $0.3 million upon issuance and are classified as a warrant liability on the condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022 (see Note 10, Fair Value Measurements). Upon the closing of the Business Combination, these warrants were converted into warrants exercisable for 130,053 shares of Allurion Common Stock.

In June 2022, the 2021 Term Loan Agreement was amended to revise definitional terms for certain milestone events, the final payment amount and certain financial covenants. In September 2022, the 2021 Term Loan Agreement was further amended to, among other things: (1) change the interest rate to the higher of the prime rate or 3.25% plus the applicable margin of 6.44186%, (2) extend the maturity date of its outstanding term loans from December 30, 2025, to December 30, 2026, and (3) increase additional borrowing up to $15.0 million (the “Term D Loan”).

During June through September of 2022, the Company drew an additional $15.0 million of the Term C Loan based upon the achievement of certain revenue thresholds under the amended and restated provisions of the 2021 Term Loan. In connection with the Term C Loan under the 2021 Term Loan, the Company paid issuance costs of $0.3 million, which were amortized over the remaining life of the loan. Upon the additional $15.0 million draw on the Term C Loan, warrants exercisable for 44,220 shares of Series D-1 preferred stock were issued. The Company has recorded a warrant liability of $0.4 million in connection with the Term C Loan on the consolidated balance sheets. In September 2022, in connection with the amendment of the 2021 Term Loan, the Company committed to issue warrants exercisable for an additional 44,220 shares of Series D-1 preferred stock if the Company drew on the entire Term D Loan. The fair value of these warrants was determined to be $0.4 million upon issuance and are classified as a warrant liability on the consolidated balance sheets as of September 30, 2023 and December 31, 2022 (see Note 10, Fair Value Measurements). Upon the closing of the Business Combination, the warrants exercisable for 88,440 shares of Series D-1 preferred stock were converted into warrants exercisable for 90,476 shares of Allurion Common Stock.

During October through December of 2022, the Company drew an additional $15.0 million of the Term D Loan based upon the achievement of certain revenue thresholds under the amended and restated provisions of the 2021 Term Loan.

On August 1, 2023, the 2021 Term Loan was paid off using the proceeds from the Fortress Term Loan (see below). The total payoff amount was $58.0 million, consisting of $55.0 million repayment of principal, a $1.1 million prepayment fee, and a $1.6 million final payment fee. The prepayment fee was calculated as 2% of the outstanding principal balance as of August 1, 2023. The final payment fee was calculated as the 3% of the outstanding principal balance as of August 1, 2023 less the original final payment of $0.1 million. The Company recorded a $3.9 million loss on extinguishment of debt in connection with the 2021 Term Loan repayment.

Interest expense for the three months ended September 30, 2023 related to the 2021 Term Loan was $0.8 million, consisting of $0.7 million of contractual interest, and $0.1 million amortization of debt discount, amortization of warrant, and term loan accretion. Interest expense for the nine months ended September 30, 2023 related to the 2021 Term Loan was $5.0 million, consisting of $4.7 million of contractual interest, $0.1 million amortization of debt discount, $0.1 million amortization of warrant, and $0.1 million term loan accretion. Interest expense for the three months ended September 30, 2022 was $1.2 million, consisting of $1.0 million of contractual interest, $0.1 million amortization of debt discount, less than $0.1 million amortization of warrant, and $0.1 million term loan accretion. Interest expense for the nine months ended September 30, 2022 was $2.6 million, consisting of $2.3 million of contractual interest, $0.1 million amortization of debt discount, $0.1 million amortization of warrant, and $0.1 million term loan accretion.

Fortress Term Loan

On August 1, 2023, the Company entered into the Fortress Term Loan pursuant to the Fortress Credit Agreement with Fortress that provided gross proceeds of $60 million. The Fortress Term Loan has a maturity date of June 30, 2027 and accrues interest per annum at a rate of 6.44% plus the greater of (i) the Wall Street Journal Prime Rate and (ii) 3.0%, which interest is payable in arrears on a monthly basis. An exit payment equal to 3.0% of the Fortress Term Loan (the "Exit Fee") is due upon prepayment or the maturity date of the Fortress Term Loan, in addition to any early prepayment fee. The Exit Fee is treated as additional interest expense and is accreted over the life of the loan using the effective interest method. Proceeds of the Fortress Term Loan were used, in part, to repay all amounts outstanding under the 2021 Term Loan. In connection with the issuance of the Fortress Term Loan, the Company paid issuance costs of $2.5 million, which were recorded as a debt discount and will be amortized over the remaining life of the loan.

The Fortress Credit Agreement contains certain financial reporting and other covenants, including the maintenance of a minimum liquidity amount of $12.5 million and maintenance of minimum product revenues over trailing twelve-month periods. Upon the occurrence of an event of default, the Lenders may declare all outstanding obligations immediately due and payable as well as increase the interest rate 3.0% above the rate that is otherwise applicable. The Company has determined that there is substantial doubt about the Company's ability to continue as a going concern (see Note 1, Organization and Description of Business) and there is a risk that it may not meet its covenants under the Fortress Term Loan in the future. Therefore, the amounts due as of September 30, 2023 have been classified as a current liability in the condensed consolidated financial statements. The Company is in compliance with all covenants as of September 30, 2023.

Interest expense from August 1, 2023 through September 30, 2023 related to the Fortress Term Loan was $1.7 million, consisting of $1.5 million of contractual interest, $0.1 million amortization of the debt discount, and term loan accretion of $0.1 million. The average interest rate during the three months ended September 30, 2023 was 14.94%.

Scheduled future maturities of the Fortress Term Loan for years subsequent to September 30, 2023 are as follows (in thousands):

December 31, 2023	$—
December 31, 2024	—
December 31, 2025	—
December 31, 2026	12,500
December 31, 2027	47,500
$60,000

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

Interest expense for the three and nine months ended September 30, 2023 related to the 2021 Convertible Notes was less than $0.1 million and $0.1 million, respectively, consisting entirely of contractual interest. Interest expense for the three and nine months ended September 30, 2022 was less than $0.1 million and $0.1 million, respectively, consisting entirely of contractual interest. Interest expense related to the 2021 Convertible Notes is recorded within Interest expense, net on the condensed consolidated statement of operations and comprehensive loss. On August 1, 2023, in connection with the closing of the Business Combination, the outstanding 2021 Convertible Notes were converted into an aggregate 133,617 shares of Allurion Common Stock with a corresponding recognition of APIC of $2.2 million, and are no longer outstanding.

2022 Convertible Notes

In January 2022, the Company entered into a convertible note purchase agreement with investors for gross proceeds of $1.1 million with a stated interest rate of 5.0% per annum (the “2022 Convertible Notes”). The 2022 Convertible Notes mature 36 months from the issuance date unless previously converted pursuant to the terms of the agreement. Issuance costs were de minimis. The 2022 Convertible Notes have the same terms as the 2021 Convertible Notes.

Interest expense for each of the three and nine months ended September 30, 2023 and September 30, 2022 related to the 2022 Convertible Notes was less than $0.1 million, consisting entirely of contractual interest. Interest expense related to the 2022 Convertible Notes is recorded within Interest expense, net on the condensed consolidated statement of operations and comprehensive loss. On August 1, 2023, in connection with the closing of the Business Combination, the outstanding 2022 Convertible Notes were converted into an aggregate 83,216 shares of Allurion Common Stock with a corresponding recognition of APIC of $1.2 million, and are no longer outstanding.

2023 Convertible Notes

Between February and August 2023, the Company entered into a convertible note purchase agreement, and related side letters, for the sale of the 2023 Convertible Notes to certain investors for gross proceeds of $28.7 million, with a stated interest rate of 7.0% per annum. The 2023 Convertible Notes mature on December 31, 2026 unless previously converted pursuant to the terms of their agreement. The 2023 Convertible Notes provide that, effective upon a deSPAC transaction, all of the outstanding principal and interest would automatically convert into a number of shares of common stock equal to the balance of the 2023 Convertible Notes on the date of conversion divided by the discounted capped conversion price, which is calculated by dividing $217.3 million by the fully diluted capitalization of the Company immediately prior to the conversion of the 2023 Convertible Notes. Additionally the 2023 Convertible Notes provide that, effective upon the closing of a qualified financing, holders of the 2023 Convertible Notes could optionally accelerate repayment of the principal and interest of the 2023 Convertible Notes or convert all of the outstanding principal and interest into common shares or shares of the same class or series of capital stock issued in the qualified financing equal to the balance of the 2023 Convertible Notes on the date of conversion divided by the greater of the capped price or the discounted price. The capped price is calculated by dividing $260.0 million by the fully diluted capitalization of the Company immediately prior to the conversion of the 2023 Convertible Notes, and the discounted price is calculated as 85% of the cash price of the same class or series of capital stock issued in the qualified financing. The 2023 Convertible Notes are accounted for under the FVO election of ASC 825 as the notes contain embedded derivatives including the automatic conversion upon a deSPAC transaction prior to the deSPAC deadline, voluntary conversion upon a qualified financing, automatic repayment upon a sale event, and conversion rate adjustment, that would require bifurcation and separate accounting. These convertible notes are initially measured at their issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

Interest expense for the three and nine months ended September 30, 2023 related to the 2023 Convertible Notes was $0.1 million and $0.5 million, respectively, consisting entirely of contractual interest. Interest expense related to the 2023 Convertible Notes is recorded within Interest expense, net on the condensed consolidated statement of operations and comprehensive loss.

On May 2, 2023 the Company entered into termination agreements (the “Termination Agreements”) with respect to side letters entered into with certain holders of Legacy Allurion convertible bridge notes. With respect to the Termination Agreement with one of the side letter holders (the “Side Letter Holder”), the Company had the right to prepay, in one or more transactions, all or a portion of the outstanding principal amount, plus accrued interest, under the 2023 Convertible Note (the “Side Letter Holder Bridge Note”), including by way of (a) a $2 million payment in cash by the Company to the Side Letter Holder on May 2, 2023, $1.5 million of which is deemed a prepayment penalty and recorded as other expense on the income statement, with the remaining $0.5 million recorded as a reduction of the principal amount, (b) immediately prior to the consummation of the transactions contemplated by the Business Combination Agreement, an additional payment of at least $6 million, up to the then-outstanding principal amount, plus accrued interest, under the Side Letter Holder Bridge Note by way of (i) payment in cash by the Company and/or (ii) the sale and transfer of all or any portion of the Side Letter Holder Bridge Note, equivalent in value to the portion of the additional payment to be repaid pursuant to this clause (b)(ii), to any person or persons designated in writing by the Company. The Termination Agreements were accounted for as a modification of debt and the modified convertible notes continued to be accounted for under the FVO with any change in fair value recognized in other expense on the income statement.

In addition, under the Termination Agreement executed with the Side Letter Holder, the Company agreed to issue to the Side Letter Holder a number of shares of Allurion Common Stock (“PubCo Additional Shares”) equal to (a) the outstanding principal and accrued interest under the Side Letter Holder Bridge Note immediately prior to the consummation of the transactions contemplated by the Business Combination Agreement (after giving effect to the payment of the repayments) divided by $5.00, plus (b) 300,000 shares of Allurion Common Stock. The PubCo Additional Shares were accounted for as a freestanding financing liability. The liability for the PubCo Additional Shares is initially measured at its issue-date estimated fair value and subsequently remeasured at fair value at each reporting period with changes in fair value reflected in earnings until the PubCo Additional Shares are issued. A $3.4 million liability was recorded at issuance for the PubCo Additional Shares as Other liabilities on the balance sheet at September 30, 2023 and the related expense recorded through Other (expense) income on the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2023. On August 1, 2023, upon closing of the Business Combination, the Side Letter Holder was issued 387,696 PubCo Additional Shares with a corresponding recognition of APIC of $2.7 million, and the liability is no longer outstanding.

Further on May 2, 2023, RTW and Fortress (the “Backstop Purchasers”) entered into the Backstop Agreement with the Company, Legacy Allurion and the Side Letter Holder. Pursuant to the Backstop Agreement, each Backstop Purchaser agreed that to the extent any Side Letter Holder Bridge Notes remain outstanding prior to the consummation of the Business Combination, such Backstop Purchaser will, at the closing of the Business Combination, purchase up to $2.0 million of the Side Letter Holder Bridge Notes from the Side Letter Holder in exchange for shares of Allurion Common Stock (the “Base PubCo Shares”, “Backstop Shares” and “Conditional Additional PubCo Shares”). The Base PubCo Shares and Backstop Shares were accounted for as a freestanding financing liability. The Base PubCo Shares and Backstop Shares liability is initially measured at its issue-date estimated fair value and subsequently remeasured at fair value at each reporting period with changes in fair value reflected in earnings until the Base PubCo Shares and Backstop Shares are issued. A $3.3 million liability was recorded at issuance for the Base PubCo Shares and Backstop Shares liability as Other liabilities on the balance sheet at September 30, 2023. On August 1, 2023, upon closing of the Business Combination, per the terms of the Fortress Term Loan, the Amended and Restated RTW Side Letter and Backstop Agreement, the Backstop Purchasers were each issued 950,000 shares of Allurion Common Stock with a corresponding recognition of APIC of $13.4 million, and the liability is no longer outstanding.

On August 1, 2023, immediately prior to the closing of the Business Combination, the Company repaid $6.3 million of the Side Letter Holder Bridge Note, leaving a principal balance of $6.3 million. Each Backstop Purchaser then (a) purchased $2.0 million principal amount of the outstanding portion of the Side Letter Holder Bridge Note, (b) Allurion canceled the existing Side Letter Holder Bridge Note and issued a new convertible note to the Side Letter Holder for the remaining balance together with all unpaid interest accrued since the date of issuance of $2.7 million, (c) Allurion issued convertible notes to each Backstop Purchaser with an issuance date of the Closing Date (August 1, 2023) and an original principal amount of $2.0 million each and (d) Allurion issued 700,000 shares of Allurion Common Stock to each Backstop Purchaser. Additionally, the outstanding 2023 Convertible Notes were converted into an aggregate 3,084,389 shares of Allurion Common Stock with a corresponding recognition of APIC of $22.2 million, and are no longer outstanding.

9.
Revenue Interest Financing, Side Letter, and PIPE Conversion Option

On February 9, 2023, Legacy Allurion entered into the Revenue Interest Financing Agreement. Pursuant to the Revenue Interest Financing, at the closing of the Business Combination, RTW paid Allurion an aggregate of $40.0 million Investment Amount. In exchange for the Investment Amount, Allurion will remit revenue interest payments on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by Allurion and its subsidiaries at a rate up to 6.0% of annual net sales prior to December 31, 2026. On or after January 1, 2027, the Company will remit revenue interest payments at a rate up to 10.0% of annual net sales, and it will continue to make revenue interest payments to RTW until December 31, 2030.

If RTW has not received aggregate revenue interest payments equal to at least 100% of the Investment Amount by December 31, 2027, the Company must make a cash payment in an amount sufficient to catch RTW up to 100% of the Investment Amount. If RTW has not received revenue interest payments equal to at least 240% of the Investment Amount by December 31, 2030, the Company must make a cash payment in an amount sufficient to catch RTW up to 240% of the Investment Amount. In any event, RTW shall not receive aggregated revenue interest payments in excess of 260% of the Investment Amount (the "Hard Cap"). In addition, prior to December 31, 2025, the Company may prepay a pre-specified payment amount (the "Prepayment Amount") and terminate the Revenue Interest Financing Agreement. The Prepayment Amount shall be an amount equal to 165% of the Investment Amount less the sum of all revenue interest payments made to RTW prior to such date of prepayment.

The Revenue Interest Financing is accounted for under the FVO election of ASC 825 as the Revenue Interest Financing contains embedded derivatives, including the requirements to settle the Revenue Interest Financing prior to maturity upon the occurrence of certain contingent events and our ability to prepay the Revenue Interest Financing, that would require bifurcation and separate accounting. The Revenue Interest Financing is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. In connection with the issuance of the Investment Amount, we paid $1.2 million in issuance costs, which were directly expensed through general and administrative expense due to the FVO election.

Concurrently and in connection with the Revenue Interest Financing and PIPE Subscription Agreement (as discussed in Note 3, Organization and Description of Business), on February 9, 2023, Legacy Allurion entered into the RTW Side Letter with RTW, subsequently amended on May 2, 2023. The Amended and Restated RTW Side Letter amended and restated the existing RTW Side Letter in its entirety, in order to reflect that any conditional additional shares issuable to RTW would be calculated net of any Backstop Shares issuable to RTW under the Backstop Agreement. Refer to Note 8, Debt for discussion around the additional shares issued to RTW in connection with the Amended and Restated RTW Side Letter and Backstop Agreement.

In connection with the Company entering into the Revenue Interest Financing, if, at any time beginning 12 months and ending 24 months following the closing of the Mergers, the volume weighted average price (“VWAP”) per share of Allurion Common Stock is less than $7.04 for the average of 20 trading days within any 30 trading day period (“Stock Price Drop”); and the absolute value of the percentage decrease of such Stock Price Drop measured from a reference price of $10.00 per share of Allurion Common Stock is greater than the absolute value of the percentage decrease in the VWAP of a comparable publicly traded peer index as defined in the Amended and Restated RTW Side Letter over the same time period, then RTW may elect to convert up to $7.5 million of its initial PIPE subscription into additional revenue interest financing to be added to the Investment Amount by forfeiting a number of shares of Allurion Common Stock acquired in the PIPE subscription. Such additions to the Investment Amount would result in proportional increases to the minimum aggregate revenue interest payments described above. The PIPE Conversion Option is accounted for as a derivative under ASC 815. The PIPE Conversion Option was initially measured at its issue-date estimated fair value of $3.3 million within Other liabilities on the condensed consolidated balance sheets with corresponding recognition of expense at inception as there is no right received by the Company that meets the definition of an asset and the transaction did not involve a distribution or a dividend. The PIPE Conversion Option liability is subsequently remeasured at its estimated fair value on a recurring basis at each reporting period date, with a gain or loss recognized within Other (expense) income.

The components of the Company’s Revenue Interest Financing consisted of the following (in thousands):

September 30, 2023
Revenue Interest Financing liability	$40,000
Total principal amounts of debt	40,000
Less: Change in fair value of debt	(3,400)
Long-term Revenue Interest Financing liability	$36,600

10.
Fair Value Measurements

The following tables present the fair value hierarchy for the Company's assets and liabilities that are measured at fair value at issuance date and on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

Fair Value Measurement as of September 30, 2023
	Total Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$70,843	$70,843	$—	$—
Total assets	$70,843	$70,843	$—	$—
Liabilities:
Legacy Allurion Common Stock Warrant Liabilities	$922	$—	$—	$922
Public Warrants	12,018	12,018	—	—
Revenue Interest Financing	36,600	—	—	36,600
PIPE Conversion Option	5,440	—	—	5,440
Earn-out Liability	28,710	—	—	28,710
Success Fee Derivative Liability	12	—	—	12
Total Liabilities	$83,702	$12,018	$—	$71,684

Fair Value Measurement as of December 31, 2022
	Total Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$4,925	$4,925	$—	$—
Total assets	$4,925	$4,925	$—	$—
Liabilities:
Series C Common Stock Warrant Liability	$340	$—	$—	$340
Series B Preferred Stock Warrant Liability	303	—	—	303
Series A-1 Preferred Stock Warrant Liability	82	—	—	82
Other Common Stock Warrant Liabilities	255	—	—	255
Series C Preferred Stock Warrant Liability	684	—	—	684
Derivative Liability—Success Fee	180	—	—	180
Series D-1 Preferred Stock Warrant Liability	707	—	—	707
Total Liabilities	$2,551	$—	$—	$2,551

Public Warrants

As a result of the Business Combination on August 1, 2023, the Company recorded a liability for Public Warrants to purchase the Company's Common Stock. The Public Warrants are traded on the NYSE and are recorded at fair value using the closing price as September 30, 2023 of $0.91, which is a Level 1 input.

Legacy Allurion Warrants

The Company has classified the warrants within Level 3 of the hierarchy as the fair value is derived using the Black-Scholes option pricing model, which uses a combination of observable (Level 2) and unobservable (Level 3) inputs. See table below for the assumptions used in the pricing model of the Legacy Allurion common stock warrants:

	Measurement Date	Interest Rate	Exercise Price	Estimated Fair Value of Underlying Share Price	Expected Volatility	Expected Life (Years)
Legacy Allurion Series C Preferred Stock warrants (as converted to Common)	September 30, 2023	4.61%	$6.73	$4.30	90%	7.50
Other Common Stock	September 30, 2023	4.71%	1.05	4.30	90%	3.94
Legacy Allurion Series D-1 Preferred Stock warrants (as converted to Common)	September 30, 2023	4.60-4.61%	12.14	4.30	90%	7.50-8.96

	Measurement Date	Interest Rate	Exercise Price	Estimated Fair Value of Underlying Share Price	Expected Volatility	Expected Life (Years)
Legacy Alluiron Series A-1 Preferred Stock warrants (as converted to Rollover warrants)	December 31, 2022	4.42%	1.90	$6.75	69%	0.25
Legacy Allurion Series B Preferred Stock warrants (as converted to Rollover warrants)	December 31, 2022	4.41%	2.38	6.91	65%	2.00
Legacy Allurion Series C Common Stock warrants (as converted to Rollover Warrants)	December 31, 2022	4.11%	0.01	4.54	63%	4.00
Legacy Allurion Series C Preferred Stock warrants (as converted to Rollover warrants)	December 31, 2022	3.92%	6.58	7.24	63%	8.20
Other Common Stock Warrants	December 31, 2022	3.99%	1.02 - 1.10	4.54	63%	4.6 - 4.7
Legacy Allurion Series D-1 Preferred Stock warrants (as converted to Rollover warrants)	December 31, 2022	3.88 - 3.92%	11.87	11.31	63%	8.2 - 9.7

Expected dividend yield for all calculations is 0.00%.

The following table reconciles the changes in fair value for the three and nine months ended September 30, 2023 and 2022 of the warrant liabilities valued using Level 3 inputs:

	Preferred Stock Warrants (as converted to Common)	Common Stock Warrants	Total
Balance – June 30, 2022	$656	$198	$854
Fair value upon issuance	687	—	687
Change in fair value	(64)	(3)	(67)
Exercise of warrants	(3)	—	(3)
Balance – September 30, 2022	$1,276	$195	$1,471
Balance – June 30, 2023	$2,679	$1,351	$4,030
Change in fair value	(1,571)	(555)	(2,126)
Exercise of warrants	(53)	—	(53)
Derecognition of liability to equity	(340)	(589)	(929)
Balance – September 30, 2023	$715	$207	$922

	Preferred Stock Warrants (as converted to Common)	Common Stock Warrants	Total
Balance – January 1, 2022	$510	$231	$741
Fair value upon issuance	834	—	834
Change in fair value	(65)	(36)	(101)
Exercise of warrants	(3)	—	(3)
Balance – September 30, 2022	$1,276	$195	$1,471
Balance – January 1, 2023	$1,777	$596	$2,373
Change in fair value	(647)	200	(447)
Exercise of warrants	(75)	—	(75)
Derecognition of liability to equity	(340)	(589)	(929)
Balance – September 30, 2023	$715	$207	$922

2019 Term Loan Success Fee Derivative Liability

The derivative liability for the success fee associated with Legacy Allurion's November 2019 loan and security agreement with Western Alliance Bank (the "2019 Term Loan" and such fee, the "Success Fee") was recorded at fair value as of September 30, 2023 using the following assumptions: weighted-average probability for the likelihood of a change in control or liquidity event within four years from the initial valuation date of the derivative liability and a market-based discount rate that will increase or decrease each period based on changes in the probability in the future cash flows.

2023 Convertible Notes

The 2023 Convertible Notes were accounted for using the FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently re-measured at estimated fair value on a recurring basis at each reporting period date. The fair value was measured as of August 1, 2023, just prior to the conversion of the notes, using the share price at conversion ($7.04 per share). Upon the conversion of the notes, the convertible note liability was derecognized.

PubCo Additional Shares Liability

The PubCo Additional Shares liability was initially recorded at fair value as of May 2, 2023 and revalued as of August 1, 2023, just prior to the close of the Business Combination, using the number of shares issued at the close of the Business Combination of 387,696 and estimated price of shares at settlement of $7.04. Upon the issuance of shares, the PubCo Additional Shares liability was derecognized.

Base PubCo Shares and Backstop Shares Liability

The Base PubCo Shares and Backstop Shares liability was initially recorded at fair value as of May 2, 2023 and revalued as of August 1, 2023, just prior to the close of the Business Combination, using the number of shares for each Backstop Purchaser at the close of the Business Combination of 950,000 and estimated price of shares at settlement of $7.04. Upon the issuance of shares, the Base PubCo Shares and Backstop Shares liability was derecognized.

Revenue Interest Financing and PIPE Conversion Option

The Revenue Interest Financing was accounted for using the FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The fair value of the Revenue Interest Financing was remeasured as of September 30, 2023 using a discounted cash flow ("DCF") method under the income approach utilizing future revenue projections and a discount rate of 25.6%.

The fair value of the PIPE Conversion Option was accounted for as a derivative under ASC 815. The instrument is measured using a Monte Carlo Simulation Method using the number of shares convertible of 1,065,341 and the following assumptions:

September 30, 2023
Stock Price	4.30
Risk-free interest rate	5.1%
Expected term (in years)	1.8
Expected volatility	90.0%

Earn-Out Liability

Upon the closing of the Business Combination, the Earn-Out Shares were accounted for as a liability because the triggering events that determine the number of shares to be earned included events that were not indexed to Allurion Common Stock, with the change in fair value recognized in Change in the estimated fair value of earn-out liabilities in the consolidated statement of operations.

The estimated fair value of the earn-out shares was determined using a Monte Carlo Simulation Method using the following assumptions at the valuation date:

September 30, 2023
Stock Price	4.30
Risk-free interest rate	4.6%
Expected term (in years)	4.8
Expected volatility	84.0%

The changes in the fair values of the success fee derivative liability, 2023 Convertible Notes, PubCo Additional Shares liability, Base PubCo Shares and Backstop Shares liability, Revenue Interest Financing, PIPE Conversion Option and Earn-out liability categorized with Level 3 inputs for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Success Fee Derivative Liability	2023 Convertible Notes	PubCo Share Liability	Base PubCo & Backstop Share Liability	Revenue Interest Financing	PIPE Conversion Derivative	Earn-Out Liability	Total
Balance – June 30, 2022	$159	$—	$—	$—	$—	$—	$—	$159
Change in fair value	14	—	—	—	—	—	—	14
Balance – September 30, 2022	$173	$—	$—	$—	$—	$—	$—	$173
Balance – June 30, 2023	$213	$16,793	$3,327	$3,305	$—	$—	$—	$23,638
Fair value upon issuance	—	9,150	—	—	40,000	3,340	53,040	105,530
Change in fair value	(201)	6,008	(599)	10,065	(3,400)	2,100	(24,330)	(10,357)
Repayments of debt	—	(10,250)	—	—	—	—	—	(10,250)
Derecognition of liability to equity	—	(21,701)	(2,728)	(13,370)	—	—	—	(37,799)
Balance – September 30, 2023	$12	$—	$—	$—	$36,600	$5,440	$28,710	70,762

	Success Fee Derivative Liability	2023 Convertible Notes	PubCo Share Liability	Base PubCo & Backstop Share Liability	Revenue Interest Financing	PIPE Conversion Derivative	Earn-Out Liability	Total
Balance – January 1, 2022	$159	$—	$—	$—	$—	$—	$—	$159
Change in fair value	14	—	—	—	—	—	—	14
Balance – September 30, 2022	$173	$—	$—	$—	$—	$—	$—	$173
Balance – January 1, 2023	$178	$—	$—	$—	$—	$—	$—	$178
Fair value upon issuance	—	$28,700	3,370	3,264	40,000	3,340	53,040	131,714
Change in fair value	(166)	3,751	(642)	10,106	(3,400)	2,100	(24,330)	(12,581)
Repayments of debt	—	(10,750)	—	—	—	—	—	(10,750)
Derecognition of liability to equity	—	(21,701)	(2,728)	(13,370)	—	—	—	(37,799)
Balance – September 30, 2023	$12	$—	$—	$—	$36,600	$5,440	$28,710	$70,762

The change in fair value of the success fee derivative liabilities, 2023 Convertible Notes, PubCo Additional Shares liability, Base PubCo Shares and Backstop Shares liability, Revenue Interest Financing, PIPE Conversion Option, and Earn-Out liability at each period is recorded as a component of Other (expense) income in the condensed consolidated statements of operations and comprehensive loss.
11.
Income Taxes

The Company recorded income tax expense for the three and nine months ended September 30, 2023 of less than $0.1 million and $0.1 million respectively, representing effective tax rates of (0.2%) and (0.1%), respectively. Income tax expense for both the three and nine months ended September 30, 2022 was $0.1 million, representing effective tax rates of (0.7%) and (0.4%), respectively. The tax expense recorded relates to the earnings of the Company’s profitable foreign subsidiaries.

As of September 30, 2023 and 2022, the Company maintained a full valuation allowance against its net deferred tax assets as the Company has incurred significant operating losses since inception and has concluded that its net deferred tax asset is not more-likely-than-not realizable.

As of September 30, 2023 and 2022, the Company has not recorded tax reserves for any uncertain tax provisions.

12.
Capital Stock and Stockholders’ Deficit

The Allurion certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Allurion preferred stock. As of September 30, 2023 no shares of Allurion preferred stock were outstanding.

Legacy Allurion Preferred Equity

In connection with the Business Combination, the Legacy Allurion preferred stock was retroactively adjusted and converted into Allurion Common Stock as a result of the reverse recapitalization. As of September 30, 2023 there is no Legacy Allurion preferred stock authorized, issued, or outstanding. The following table summarizes details of Legacy Allurion Preferred Stock authorized, issued, and outstanding immediately prior to the Business Combination (in thousands, except share amounts):

	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value
Series A Preferred Stock	2,276,786	2,276,786	$1,542
Series A-1 Preferred Stock	1,513,028	1,486,048	2,842
Series B Preferred Stock	2,298,929	2,245,515	5,253
Series C Preferred Stock	8,113,616	7,927,446	39,122
Series D-1 Preferred Stock	1,684,565	842,283	9,614
Series D-2 Preferred Stock	3,644,616	3,644,616	24,054
Series D-3 Preferred Stock	1,498,348	1,498,348	14,789
Total	21,029,888	19,921,042	$97,216

Voting Rights

The Legacy Allurion preferred stockholders voted as a single class together with holders of all other classes and series of stock of Legacy Allurion on all actions to be taken by the stockholders of the Company. The Legacy Allurion preferred stockholders were entitled to the number of votes equal to the number of shares of Legacy Allurion common stock into which the shares held by each holder were then convertible. The Legacy Allurion Series C Preferred Stockholders were entitled to elect two members of the Board of Directors, and the Legacy Allurion common stockholders were entitled to elect four members of the Board of Directors.

Dividend Rights

All Legacy Allurion preferred stock participated in dividends with Legacy Allurion common stock on an as-converted basis when declared by the Board of Directors. The Legacy Allurion preferred stockholders were entitled to receive dividends, when and if declared, on a pro rata pari passu basis according to the number of shares of Legacy Allurion common stock held by such holder. The Legacy Allurion Series D preferred stockholders were also entitled to a cumulative dividend that accrues at the rate of 6% per annum. The dividend accrued on a daily basis from and including the issuance date of such shares, whether or not declared. Through the date of the Business Combination, no dividends had been declared.

Liquidation Preference

In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of Legacy Allurion, before any payment were to be made to the holders of common stock, the holders of shares of Legacy Allurion preferred stock then outstanding were entitled to be paid out of the funds and assets available for distribution to Legacy Allurion’s stockholders, on a pari passu basis, an amount per share equal to (i) the Legacy Allurion Series A, Series A-1, Series B and Series C preferred stock, a per share liquidation preference equal to $1.092, $2.850, $3.563 and $4.935, respectively, plus any accruing dividends accrued but unpaid, whether or not declared and (ii) the Legacy Allurion Series D-1, Series D-2, and Series D-3 preferred stock, a per share liquidation preference equal to $17.809, $9.338, and $15.137, respectively, plus any accruing dividends accrued but unpaid, whether or not declared provided, that, if Legacy Allurion achieved a revenue milestone of $65.0 million in a trailing twelve month period (the “Milestone”), then in lieu of the foregoing, the holders of the Legacy Allurion Series D-1, Series D-2, and Series D-3 Preferred Stock were entitled to receive an amount per share equal to $11.8725, $6.2256 and $10.0916, respectively, plus any accruing dividends accrued but unpaid, whether or not declared (collectively, the “Preferred Stock Preference”). After payment of the Preferred Stock Preference, the funds and assets available for distribution to Legacy Allurion's stockholders, if any, would be initially distributed on a pro rata basis to the holders of common stock in Legacy Allurion in proportion to the number of shares of common stock held at an amount per share equal to 150% of the Original Issue Price of the Legacy Allurion Series A Preferred Stock ($1.092), plus any dividends declared but unpaid thereon (the “First Catchup Amount”). Any remaining funds and assets available for distribution to Legacy Allurion stockholders, if any, after the First Catchup Amount will then be distributed on a pro rata basis to the holders of common stock and preferred stock in proportion to the number of shares of common stock or preferred stock held.

Conversion Rights

Each share of Legacy Allurion preferred stock was convertible at any time, at the option of the holder, into one share of Legacy Allurion common stock, based upon a per share conversion factor of each series’ applicable original issuance prices, adjustable for certain dilutive events. Conversion was mandatory upon the closing of an IPO or deSPAC transaction, or upon the election of the holders of a majority of the then-outstanding Legacy Allurion preferred stock.

Redemption

The holders of Legacy Allurion Series A, Series A-1, Series B, Series D-1, Series D-2, and Series D-3 preferred stock were not entitled to any redemption rights, other than those under their liquidation rights discussed above. Upon the election of the holders of a majority of shares of the Legacy Allurion Series C preferred stock, up to 50% of the outstanding shares of Legacy Allurion Series C preferred stock were redeemable at a price equal to 1.5 times the original issuance price, plus all declared, but unpaid dividends thereon, on a pro rata basis in an equal semiannual portion, after January 17, 2022. The Legacy Allurion Series C contingent redemption upon a deemed liquidation event resulted in mezzanine equity classification (outside of permanent equity) on the Company’s consolidated balance sheet.

Common Equity

The Allurion certificate of incorporation authorizes the issuance of up to 1,000,000,000 shares of Allurion Common Stock. As of September 30, 2023 and December 31, 2022, 47,460,941 and 27,079,856 shares of Common Stock were outstanding, respectively, after retrospectively adjusting for the effect of the reverse recapitalization.

The number of shares of Common Stock that have been reserved for issuance upon the potential conversion or exercise, as applicable, of the Company’s securities as of September 30, 2023, is as follows:

Outstanding options to purchase common stock	4,270,229
Restricted Stock Units	429,321
Warrants to purchase preferred stock (as converted to warrants to purchase common stock)	138,857
Warrants to purchase common stock	266,131
Public warrants to purchase common stock	18,759,838
Earn-Out Shares	9,000,000
Total	32,864,376

Warrants to Purchase Common Stock

In connection with the closing of the Business Combination, all outstanding warrants to purchase Legacy Allurion preferred stock and Legacy Allurion common stock were converted into Rollover Warrants to purchase Allurion Common Stock using the Exchange Ratio. As of September 30, 2023, there were 404,988 such Rollover Warrants outstanding to purchase Common Stock. Upon the closing of the Business Combination, certain Legacy Allurion preferred stock and Legacy Allurion common stock warrants that were converted into Rollover Warrants were determined to be equity classified.

September 30, 2023
Issuance Date	Remaining Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
12/1/2014	1.2	Common stock	Equity	45,602	$2.43
3/30/2021	7.5	Common stock	Liability	130,053	6.73
6/4/2022	8.7	Common stock	Liability	45,238	12.14
9/15/2022	9.0	Common stock	Liability	45,238	12.14
1/17/2017	3.3	Common stock	Equity	73,349	0.02
8/3/2017	3.8	Common stock	Equity	9,779	1.13
9/8/2017	3.9	Common stock	Liability	28,764	1.05
6/19/2018	4.7	Common stock	Liability	17,977	1.05
6/25/2019	5.7	Common stock	Liability	8,988	1.05
				404,988

December 31, 2022
Issuance Date	Remaining Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
9/16/2013	0.7	Series A-1 Preferred Stock	Liability	16,930	$1.90
12/1/2014	1.9	Series B Preferred Stock	Liability	62,136	2.38
3/30/2021	8.2	Series C Preferred Stock	Liability	132,979	6.58
6/4/2022	9.4	Series D-1 Preferred Stock	Liability	44,220	11.87
9/15/2022	9.7	Series D-1 Preferred Stock	Liability	44,220	11.87
1/17/2017	4.0	Common stock	Liability	75,000	0.01
8/3/2017	4.6	Common stock	Liability	10,000	1.10
9/8/2017	4.7	Common stock	Liability	29,412	1.02
6/19/2018	5.5	Common stock	Liability	18,382	1.02
6/25/2019	6.5	Common stock	Liability	9,191	1.02
				442,470

In Compute Health's initial public offering, it sold units at a price of $10.00 per unit, which consisted of one share of Class A Common Stock, $0.0001 par value, of Compute Health ("Class A Common Stock") and one-half of a redeemable warrant (each a "Public Warrant") that entitled the holders the right to purchase one share of Class A Common Stock of CPUH at a price of $11.50 per share. On July 26, 2023, Compute Health's Public Warrant holders approved an amendment (the “Warrant Amendment”) to the warrant agreement that governed all Compute Health’s Public Warrants. Per the terms of the Warrant Amendment, upon completion of the Business Combination, each of the outstanding Compute Health Public Warrants became exercisable for 1.420455 shares of the Company’s Common Stock, par value $0.0001 per share, at an exercise price of $8.10 per share and each Compute Health Public Warrant was exchanged for 0.6125 Allurion Public Warrants in the Business Combination. The Public Warrants will expire August 1, 2030, seven years after the completion of the Business Combination, or earlier upon redemption or liquidation.

The Company may redeem the outstanding Public Warrants for cash at a price of $0.01 per Public Warrant at any time commencing 90 days after the completion of the Business Combination, and provided that the last sales price of the closing price of the Company’s Common Stock equals or exceeds $12.67 per share of any 20 trading days within a 30-day trading period ending on the third trading day prior to the date on which notice of redemption is given.

The Company may redeem the outstanding Public Warrants for shares of our Common Stock at a price of $0.10 per Public Warrant at any time commencing 90 days after the completion of the Business Combination, and provided that the last sales price of the closing price of the Company’s Common Stock equals or exceeds $7.04 per share of any 20 trading days within a 30-day trading period ending on the third trading day prior to the date on which notice of redemption is given. Holders of the Public Warrants will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value (the “Redemption Fair Market Value”) of the shares of the Company's Common Stock. The Redemption Fair Market Value is determined based on the volume weighted average price of the Company’s Common Stock for the ten trading days immediately following the date on which notice of redemption is sent to the holders. As of September 30, 2023, the Company has not redeemed any of the outstanding Public Warrants. As of September 30, 2023, there were 13,206,922 outstanding Public Warrants exercisable for 18,759,838 shares of Allurion Common Stock.

13.
Net Loss per Share

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(21,630)	$(13,572)	$(61,427)	$(25,396)
Cumulative undeclared preferred dividends to participating securities (Legacy Series D convertible preferred stock)	(255)	(733)	(1,697)	(2,175)
Net loss attributable to common shareholders	$(21,885)	$(14,305)	$(63,124)	$(27,571)
Denominator:
Basic and diluted weighted-average common stock outstanding (1)	40,335,457	26,930,318	31,558,538	26,888,896
Net loss per share, basic and diluted (1)	$(0.54)	$(0.53)	$(2.00)	$(1.03)

(1) The weighted-average common shares and thus net loss per share calculations and potentially dilutive security amounts for all periods prior to the Business Combination have been retrospectively adjusted to the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse capitalization. See Note 3 for further information.

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential shares of Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2023	2022
Outstanding options to purchase Common Stock	4,270,229	2,966,026
Restricted Stock Units	429,321	—
Warrants to purchase preferred stock (as converted to warrants to purchase Common Stock)	138,857	266,068
Warrants to purchase Common Stock	266,131	276,146
Shares of Common Stock issued upon the exercise of Public Warrants	18,759,838	—
Earn-Out Shares	9,000,000	—
Total	32,864,376	3,508,240

14.
Stock-Based Compensation

Stock Incentive Plans

The Company’s 2010 Stock Option Plan (the “2010 Plan”) provided for the grant of qualified incentive stock options, nonqualified stock options, and other awards to the Company’s employees, officers, directors, advisors, and outside consultants to purchase the Company’s Common Stock. On December 11, 2020, the Company’s Board of Directors adopted the 2020 Stock Option Plan (the “2020 Plan”), which provides for the grant of qualified incentive stock options, nonqualified stock options, and other awards to the Company’s employees, officers, directors, advisors, and outside consultants to purchase the Company’s Common Stock. Each stock option from the 2010 Plan and the 2020 Plan that was outstanding immediately prior to the Business Combination, whether vested or unvested, was cancelled and exchanged for a stock option to purchase Allurion Common Stock based on the Exchange Ratio. The per share exercise price for each stock option was divided by the Exchange Ratio.

In connection with the closing of the Business Combination, the Company adopted the 2023 Stock Option and Incentive Plan (the "2023 Plan"), which provides for the award of stock options (both incentive and non-qualified), stock appreciation rights, restricted stock units, restricted stock awards, cash-based awards, and dividend equivalent rights. A total of 7,822,700 shares of Allurion Common Stock are initially reserved for issuance under the 2023 Plan. The 2023 Plan provides that the number of shares reserved for issuance under the 2023 Plan will automatically increase each January 1, beginning January 1, 2024 and ending January 1, 2033 by 5% of the number of fully diluted outstanding shares of Allurion Common Stock as of the immediately preceding December 31 or such lesser amount as determined by the Board and the compensation committee.

As of September 30, 2023, 4,778,782 options and RSUs were issued and outstanding under the 2010 Plan, 2020 Plan, and 2023 Plan. As of December 31, 2022, 5,717,064 options and RSUs were issued and outstanding under the 2010 Plan and 2020 Plan. The stock options generally vest over a four-year period and expire 10 years from the date of grant.

Stock-based compensation expense included in the consolidated statement of operations and comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$16	$—	$31	$—
Selling, general and administrative	5,477	77	6,235	207
Research and development	46	16	83	48
Total stock-based compensation expense	$5,539	$93	$6,349	$255

Stock Options

The following table summarizes the option activity under the 2010 Plan, 2020 Plan, and the 2023 Plan during the nine months ended September 30, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per option)	(in years)	(in thousands)
Outstanding—January 1, 2023, as converted	4,301,960	$2.35	7.7	$9,437
Granted	257,683	5.41
Cancellations and forfeitures	(110,391)	1.11
Exercised	(179,023)	2.24
Outstanding—September 30, 2023	4,270,229	2.57	4.3	7,958
Exercisable at September 30, 2023	2,774,223	$2.02	4.8	$6,482

Total stock compensation expense related to stock option awards during the nine months ended September 30, 2023 was $2.2 million. As of September 30, 2023, there was approximately $3.6 million of unrecognized compensation costs related to unvested stock options granted under the 2020 Plan, which is expected to be recognized over a weighted-average vesting term of 2.1 years. The weighted average grant-date fair value of the stock option awards granted during the nine months ended September 30, 2023 and 2022 was $3.98 and $1.27 per option, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the table below. Expected volatility for the Company’s Common Stock was determined based on an average of the historical volatility of a peer group of public companies that are similar to the Company. The expected term of options granted to employees was calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate expected term. The expected term of options granted to non-employees is the remaining contractual term of the award. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free rate for periods within the expected life of the option is based upon the U.S. Treasury yield curve in effect at the time of grant.

The assumptions used in the Black Scholes option-pricing model for the nine months ended September 30, 2023 and 2022 are as follows:

	Nine Months Ended September 30,
	2023	2022
Expected volatility	86%	62%
Risk-free interest rate	4.50%	2.38%
Expected dividend yield	0%	0%
Expected term (in years)	5.8	6.0

Restricted Stock Units

The Company has issued RSUs to a member of the Board of Directors with vesting subject to both a performance-based closing condition dependent on the successful Business Combination with Compute Health and time-based vesting conditions. See Note 1, Organization and Description of Business for information about the closing of the Business Combination with Compute Health. Upon the satisfaction of the closing condition, 62.5% of the RSUs awarded vested. Thereafter, the remaining 37.5% of the RSUs will vest monthly over a period of two years. All RSUs are subject to forfeiture if the grantee’s continuous service relationship as a member of the Board of Directors terminates prior to vesting. The following table summarizes the restricted stock unit activity under the 2020 Plan during the nine months ended September 30, 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value
		(per share)
Outstanding—January 1, 2023	1,415,104	$4.51
Granted	—
Cancellations and forfeitures	(79,232)	4.51
Vested	(906,551)	4.51
Outstanding—September 30, 2023	429,321	$4.51

Total stock compensation expense related to RSU's for the three and nine months ended September 30, 2023 was $4.2 million. As of September 30, 2023, there were $2.2 million of unrecognized compensation costs related to nonvested RSUs granted under the 2020 Plan, which is expected to be recognized over a remaining weighted-average vesting term of 1.8 years.

Employee Stock Purchase Plan

In connection with the closing of the Business Combination, the Company adopted the 2023 Employee Stock Purchase Plan (the "2023 ESPP"). Under the 2023 ESPP plan, substantially all employees may voluntarily enroll to purchase the Company's Common Stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or end of the offering period. An employee's payroll deductions under the 2023 ESPP are limited to 15% of the employee's compensation.

A total of 1,422,309 shares of the Company's Common Stock are reserved and authorized for issuance under the 2023 ESPP. In addition, the number of shares of Common Stock available for issuance under the 2023 ESPP will automatically increase each January 1, beginning on January 1, 2024 and each January thereafter, by the lesser of (i) 1% of the fully diluted outstanding shares of our Common Stock as of the immediately preceding December 31, (ii) 1,600,000 shares of our Common Stock, or (iii) such less number of shares determined by the administrator of the 2023 ESPP. As of September 30, 2023, no shares have been issued under the 2023 ESPP.

15.
Employee Benefit Plan

The Company has a 401(k) retirement plan that covers eligible U.S. employees. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions. During the three and nine months ended September 30, 2023, the Company's matching contributions to the plan were less than $0.1 million and $0.1 million, respectively. During the three and nine months ended September 30, 2022, the Company’s matching contributions to the plan were less than $0.1 million and $0.1 million, respectively.

16.
Commitments and Contingencies

Operating Leases

With respect to contracts involving the use of assets, if the Company has the right to direct the use of the asset and obtain substantially all economic benefits from the use of an asset, it accounts for the service contract as a lease.

In February 2023 and August 2023, the Company executed amendments to three of its leases in Natick, Massachusetts and its Hudson, Massachusetts lease, respectively. The amendments were accounted for as a modification of the existing lease agreements, with impacts to the lease term, lease payments, and related lease liability for each of the four leases. As a result of these amendments, the leases in Natick and Hudson will now expire between June 2024 and March 2028, and additional operating lease assets obtained in exchange for lease obligations were $0.9 million. As of September 30, 2023, the Company was a party to seven different leases for office, manufacturing, and laboratory space under non-cancelable office leases in three cities. These leases total approximately 51,000 square feet and will expire between June 2024 and March 2028. The Company has a right to extend certain of these leases for periods between three and five years. The Company also holds immaterial leases related to vehicles and office equipment. Under its leases, the Company pays base rent and a proportional share of operating expenses. Such operating expenses are subject to annual adjustment and are accounted for as variable payments in the period in which they are incurred.

The Company adopted ASC 842, Leases as of January 1, 2022. All of the Company’s leases are classified as operating leases at the adoption date and as of September 30, 2023. The components of Right of Use (“ROU”) assets and lease liabilities are included in the consolidated balance sheets. The short-term portion of the Company's operating lease liability is recorded as part of accrued expenses and other current liabilities on the consolidated balance sheets.

Other pertinent lease information for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease costs	$285	$245	$834	$644
Short-term lease costs	5	5	17	9
Variable lease costs	52	58	211	153
Operating cash flows paid for amounts in the measurement of operating lease liabilities	284	261	815	708
Operating lease assets obtained in exchange for lease obligations	62	1,370	936	1,686

Future commitments under non-cancelable operating lease agreements as of September 30, 2023 are as follows (in thousands):

2023	$287
2024	1,158
2025	1,102
2026	729
2027	640
Thereafter	108
Total lease payments	$4,024
Less: present value adjustment	(637)
Total lease liabilities	3,387
Less: current lease liability	(873)
Long-term operating lease liabilities	$2,514

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate when measuring operating lease liabilities as discount rates were not implicit or readily determinable. As of September 30, 2023, the weighted average remaining lease term for operating leases is 3.7 years and the weighted average discount rate used to determine the operating lease liability is 9.9%.

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

Litigation and Claims

In the normal course of operations, the Company may become involved in various claims and legal proceedings related to, for example, the validity or scope of its intellectual property rights, employee-related matters, or adverse patient reactions. Additionally, during the normal course of business, the Company may be a party to legal claims that may not be covered by insurance. As of September 30, 2023 and December 31, 2022, the Company has not recorded accruals for probable losses related to any existing or pending litigation or claims as the Company’s management has determined that there are no matters where a potential loss is probable and reasonably estimable. The Company does not believe that any existing or pending claims would have a material impact on the Company’s consolidated financial statements.

17.
Geographic Information

Long-lived assets, consisting of property and equipment, net and ROU assets by geography were as follows (in thousands):

	September 30, 2023	December 31, 2022
United States	$5,450	$3,999
France	1,067	1,282
All other countries	—	—
Long-lived assets	$6,517	$5,281

Refer to Note 4, Revenue for information on revenue by geography.

18.
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

Consulting Agreements with KKG Enterprises, LLC and Remus Group Management, LLC

In the first quarter of 2023, Allurion entered into consulting agreements with KKG Enterprises, LLC (“KKG Enterprises”) and Remus Group Management, LLC (“Remus Group Management”) to assist Allurion in building out its AI platform, augment its AI advisory board, and provide advisory services related to the Business Combination. These agreements were tied to Allurion Board-related work by Krishna Gupta, who is a director of Allurion, CEO of Remus Group Management, principal at KKG Enterprises, and affiliated with Romulus Capital, a stockholder of Allurion. The agreements included payments of $0.2 million to KKG Enterprises and $0.3 million to Remus Group Management as board compensation to Krishna Gupta. These agreements were terminated on June 20, 2023.

Convertible Note with Hunter Ventures Limited

On February 15, 2023, Allurion sold $13 million of 2023 Convertible Notes to HVL and entered into a Side Letter with HVL, who is a limited partner of Romulus Growth Allurion L.P., which is a fund affiliated with Krishna Gupta (a director of Allurion; in addition, entities affiliated with him hold more than 5% of our outstanding Common Stock). Refer to Note 8, Debt for additional information regarding the 2023 Convertible Notes.

Consulting Agreement with Related Party

In September 2023, Allurion France, a French société par actions simplifiée and wholly-owned subsidiary of Allurion, entered into a new corporate officer agreement with the Company's Chief Commercial Officer and Benoit Chardon Consulting, a French société à responsabilité limitée which is solely owned by Mr. Chardon ("BCC"), pursuant to which BCC will serve as Managing Director of Allurion France. The new corporate officer agreement provides that BCC shall receive base consulting fees of €28,333.33 per month and additional variable compensation subject to the incentive plan terms issued annually by Allurion and conditional on meeting Allurion France and personal performance attainment defined each year by Allurion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that Allurion’s management believes is relevant to an assessment and understanding of Allurion’s condensed consolidated results of operations and financial condition. The discussion and analysis should be read together with the consolidated financial statements as of and for the three and nine months ended September 30, 2023, and for the year ended December 31, 2022, which is included in the Proxy Statement/Prospectus and the Company’s Current Report on Form 8-K/A filed with the SEC on August 14, 2023. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Allurion’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the sections titled “Cautionary Statement Regarding Forward-Looking Statements" and “Risk Factors” in the Proxy Statement/Prospectus or in other parts of this Quarterly Report on Form 10-Q. For purposes of this section, all references in this discussion and analysis to “Allurion,” “we,” “us,” or “our” refers to the business and operations of Allurion and its consolidated subsidiaries following the consummation of the Business Combination and to Legacy Allurion and its consolidated subsidiaries prior to the consummation of the Business Combination. “Legacy Allurion” refers to Allurion Technologies, LLC, which was previously known as Allurion Technologies Opco, Inc. (formerly Allurion Technologies, Inc.) prior to the consummation of the Business Combination. “Allurion” refers to Allurion Technologies, Inc., which was previously known as Allurion Technologies Holdings, Inc. prior to the consummation of the Business Combination.

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

The Allurion VCS is comprised of tools to support patients’ weight loss experience, which we believe benefit both patients and health care providers:

(A)
For Allurion Program patients, our mobile app (the "App") integrates data from the Allurion Connected Scale and Health Tracker to conveniently monitor weight, body fat, activity, sleep, and several other critical metrics. The App can also enable secure messaging and video telehealth with the patient’s care team and can deliver content from Allurion’s proprietary behavior change program—a library of over 150 weight loss actions related to diet, nutrition, mental health, sleep, goal setting, and a number of other topics—directly to the patient. The App is available in over 15 languages.
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

Our products are currently sold in Europe, the Middle East, Africa, Latin America, Canada and the Asia-Pacific region. The U.S. Food and Drug Administration ("FDA") has approved the investigational device exemption, or IDE, for Allurion’s AUDACITY clinical trial, a 48-week, prospective, randomized, open-label study. We received approval of the IDE from the FDA in November 2021 to initiate the AUDACITY clinical trial in the United States. The first patient in the study was treated in July 2022. During the third quarter of 2023, we completed the enrollment of 550 patients in the study across 17 sites in the United States. The results of the study are expected to support a pre-market approval, or PMA, submission to the FDA.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products and regulatory approval. We generated revenue of $45.2 million and $45.0 million for the nine months ended September 30, 2023 and 2022, respectively, and incurred net losses of $61.4 million and $25.4 million for those same periods. We expect to continue to incur net losses as we focus on obtaining regulatory approval for our products in new markets, growing our sales and marketing teams, and continuing research and development efforts to further enhance our existing products. Further, following the closing of the Business Combination described below in “Recent Developments”, we expect to incur additional costs associated with operating as a public company. As a result, we will need substantial additional funding for expenses related to our operating activities, including selling, marketing, general and administrative expenses and research and development expenses.

Because of the numerous risks and uncertainties associated with regulatory approval, market acceptance of our product, product development and enhancement, and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve profitability, we expect to finance our operations through a combination of equity offerings and debt financings. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the further development and commercialization efforts of one or more of our products, or may be forced to reduce or terminate our operations. See the subsections titled — “Liquidity and Capital Resources” and “Recent Developments” below.

Recent Developments

Business Combination Agreement

On February 9, 2023, Allurion Technologies Opco, Inc. (formerly Allurion Technologies, Inc. “Legacy Allurion”) and Allurion Technologies, Inc. (formerly Allurion Technologies Holdings, Inc.), entered into the Business Combination Agreement (as subsequently amended on May 2, 2023, the “Business Combination Agreement”) with Compute Health Acquisition Corp. (“CPUH” or "Compute Health"), Compute Health Corp. (“Merger Sub I”) and Compute Health LLC (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”). Pursuant to the Business Combination Agreement, on August 1, 2023 (the “Closing Date”), the Mergers (as defined below) were consummated in three steps: (a) Compute Health merged with and into Allurion (the “CPUH Merger”), with Allurion surviving the CPUH Merger as a publicly listed entity (the time at which the CPUH Merger became effective, the “CPUH Merger Effective Time”) and becoming the sole owner of the Merger Subs; (b) three hours following the consummation of the CPUH Merger, Merger Sub I merged with and into Legacy Allurion (the “Intermediate Merger” and the time at which the Intermediate Merger became effective, the “Intermediate Merger Effective Time”), with Legacy Allurion surviving the Intermediate Merger and becoming a direct, wholly-owned subsidiary of Allurion; and (c) thereafter, Legacy Allurion merged with and into Merger Sub II (the “Final Merger” and, collectively with the CPUH Merger and the Intermediate Merger, the “Mergers”, and together with all other transactions contemplated by the Business Combination Agreement, the “Business Combination”), with Merger Sub II surviving the Final Merger and remaining a direct, wholly-owned subsidiary of Allurion (the time at which the Final Merger became effective, the “Final Merger Effective Time”). Allurion shares began trading on the NYSE under the ticker symbol “ALUR” on August 2, 2023. Upon completion of the Business Combination, Legacy Allurion's business operations continued as our business operations.

The Business Combination was accounted for as a reverse capitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, Compute Health, which was the legal acquirer, was treated as the “acquired” company for financial reporting purposes and Legacy Allurion was the accounting “acquirer”. Accordingly, the Business Combination was treated as the equivalent of the Company issuing stock for the net assets of Compute Health, accompanied by a recapitalization. The Company’s net assets and the net assets of Compute Health are stated at historical costs, with no goodwill or other intangible assets recorded. This determination is primarily based on the fact that, immediately following the Business Combination, Legacy Allurion stockholders had a majority of the voting power of Allurion, Legacy Allurion controlled the majority of the board seats of Allurion, and Legacy Allurion senior management comprised all of the senior management of Allurion. The equity structure has been restated in all comparative periods up to the Closing Date to reflect the number of shares of the Company's common stock, $0.0001 par value per share (“Allurion Common Stock” or the “Company’s Common Stock”), issued to Legacy Allurion stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Allurion's convertible preferred stock and Legacy Allurion common stock prior to the Business Combination have been retroactively restated as shares reflecting the Exchange Ratio of approximately 0.9780 (the "Exchange Ratio") established in the Business Combination. As a result of this retrospective application, certain prior period balances within the condensed consolidated balance sheet have changed. Refer to Note 3, Business Combination for further discussion regarding the closing of the Business Combination with Compute Health.

Immediately prior to the Intermediate Merger Effective Time, outstanding Legacy Allurion Convertible Notes with an aggregate principal amount together with accrued by unpaid interest of approximately $21.8 million were converted into the applicable number of shares Legacy Allurion common stock provided for under the terms of such Legacy Allurion Convertible Notes, immediately prior to the Intermediate Merger Effective Time, and are no longer outstanding and ceased to exist.

Upon the closing of the Business Combination, (a) holders of Legacy Allurion Common Stock received shares of Allurion Common Stock in an amount determined by application of the Exchange Ratio of approximately 0.9780, (b) each then-outstanding share of Legacy Allurion preferred stock was converted into the right to receive shares of Allurion Common Stock equal to the number of shares of Allurion Common Stock that would be issued upon conversion of such outstanding share of Legacy Allurion preferred stock based on the applicable conversion ratio multiplied by the Exchange Ratio, (c) each then-outstanding and unexercised Legacy Allurion Option was converted into a new Allurion Option on the same terms and conditions as were applicable to such

Legacy Allurion Option based on the Exchange Ratio ("Rollover Option"), (d) each then-outstanding Legacy Allurion Warrant was converted into a new Allurion warrant based on the Exchange Ratio ("Rollover Warrant"), (e) each then-outstanding Legacy Allurion restricted stock unit was converted into a rollover restricted stock unit based on the Exchange Ratio, and (f) certain amounts of loans made by Compute Health Sponsor LLC ("the Sponsor") to CPUH, which balance was $3.7 million at the time of the Business Combination (the "Sponsor Loan Excess"), was converted into 525,568 shares of Allurion Common Stock (the "Sponsor Loan Equity Issuance). For periods prior to the Business Combination, the reported share and per share amounts have been retroactively converted by applying the Exchange Ratio. The consolidated assets, liabilities, and results of operations prior to the Business Combination are those of Legacy Allurion.

PIPE Investment

In connection with the execution of the Business Combination Agreement, Allurion and Compute Health entered into subscription agreements (the "PIPE Subscription Agreements") with certain accredited investors and qualified institutional buyers (the "PIPE Investors"), pursuant to which, upon the terms and subject to the conditions set forth therein, the PIPE Investors, among other things, purchased an aggregate of 5,386,695 shares of Allurion Common Stock at a price of $7.04 per share, for an aggregate purchase price of $37.9 million, following the CPUH Merger Effective Time and immediately prior to the Intermediate Merger Effective Time (the "PIPE Investment").

Revenue Interest Financing Agreement, Side Letter and PIPE Conversion Option

On February 9, 2023, concurrently with the execution of the Business Combination Agreement, we entered into a revenue interest financing agreement (the "Revenue Interest Financing Agreement") with certain entities that engaged RTW Investment, LP as investment manager (collectively, "RTW"). Pursuant to the Revenue Interest Financing Agreement, at the closing of the Business Combination, RTW paid Allurion an aggregate of $40.0 million (the “Investment Amount”). In exchange for the Investment Amount, Allurion will remit revenue interest payments on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by Allurion and its subsidiaries. Additionally, in connection with the Company entering in the Revenue Interest Financing, the Company, Compute Health, Legacy Allurion, Merger Sub II and RTW entered into a side letter (the "RTW Side Letter") under which RTW may elect to convert up to $7.5 million of its initial PIPE subscription into an additional revenue interest financing by forfeiting a number of shares of our common stock acquired by the PIPE subscription (the "PIPE Conversion Option"). Refer to Note 9, Revenue Interest Financing, Side Letter, and PIPE Conversion Option for further discussion on the Revenue Interest Financing.

On May 2, 2023, the parties amended and restated the RTW Side Letter in connection with the Backstop Agreement (defined below), pursuant to which, among other things, Allurion issued 250,000 shares of Common Stock to RTW immediately prior to the Intermediate Merger Effective Time.

Fortress Credit Agreement

On August 1, 2023, we entered into the Fortress Term Loan pursuant to the Fortress Credit Agreement. Under the terms of the Fortress Term Loan, we have borrowed $60.0 million. In connection with the closing of the Business Combination, we used the borrowings under the Fortress Term Loan to repay outstanding principal, accrued and unpaid interest and other obligations with respect to the 2021 Term Loan. The Fortress Term Loan will mature in June 2027. Interest on borrowings under the Fortress Term Loan will be payable in arrears monthly at a floating interest rate equal to the current applicable margin of 6.44% plus the greater of 3.0% or the Wall Street Journal Prime Rate. An exit payment equal to 3% of the Fortress Term Loan will be due upon the prepayment or maturity date of the Fortress Term Loan. Additionally, per the terms of the Fortress Term Loan and Backstop Agreement, Allurion issued an aggregate of 950,000 shares of Allurion Common Stock to an affiliate of Fortress pursuant to a subscription agreement between Allurion and such affiliate. For the avoidance of doubt, the Backstop Shares issued to Fortress are included in the aggregate issuance of 950,000 shares of our Common Stock issued to an affiliate of Fortress.

Backstop Agreement

On May 2, 2023, CFIP2 ALLE LLC, an affiliate of Fortress Credit Corp., and RTW (collectively, the “Backstop Purchasers”) , Legacy Allurion, Allurion and Hunter Ventures Limited (“HVL”) entered into the backstop agreement (the “Backstop Agreement”). Pursuant to the Backstop Agreement, immediately prior to the Intermediate Merger Closing (a) each Backstop Purchaser purchased $2 million of the aggregate principal amount outstanding of HVL's Legacy Allurion convertible note issued in February 2023, (b) Allurion canceled the existing HVL Legacy Allurion Convertible Note and issued a new Allurion Convertible Note to HVL for the remaining balance together with all unpaid interest accrued since the date of issuance thereof, (c) Allurion issued new Allurion Convertible Notes to each Backstop Purchaser with an issuance date of August 1, 2023 and an original principal amount of $2 million each and (d) Allurion issued 700,000 shares of our Common Stock to each Backstop Purchaser. Refer to Note 8, Debt for further discussion around the Backstop Agreement.

HVL Termination Agreement

On May 2, 2023, HVL and Legacy Allurion entered into a letter agreement (the “HVL Termination Agreement”), terminating the side letter agreement entered into between Legacy Allurion and HVL in connection with the issuance of HVL’s Legacy Allurion convertible note on February 15, 2023. Pursuant to the HVL Termination Agreement, among other things, at the closing of the Business Combination, upon the terms and subject to the conditions set forth therein, Allurion issued to HVL 387,696 shares of our Common Stock. Refer to Note 8, Debt for further discussion regarding the HVL Termination Agreement.

Gaur Contribution Agreement

On May 2, 2023, Shantanu K. Gaur and Neha Gaur, trustees of The Shantanu K. Gaur Revocable Trust of 2021 (the “Gaur Trust”) and Allurion entered into a contribution agreement (the “Gaur Contribution Agreement”), pursuant to which, among other things, upon the terms and subject to the conditions set forth therein, the Gaur Trust contributed to Allurion, as a contribution of capital, 79,232 shares of Allurion Common Stock (the “Gaur Trust Contributed Shares”). The Gaur Trust’s contribution of the Gaur Trust Contributed Shares was effective immediately following the consummation of the Business Combination and the issuance of shares of Allurion Common Stock to the Gaur Trust pursuant to the terms of the Business Combination Agreement.

RSU Forfeiture Agreement

On May 2, 2023, Krishna Gupta, a member of our Board of Directors, entered into a letter agreement with Legacy Allurion (the “RSU Forfeiture Agreement”), pursuant to which, among other things, upon the terms and subject to the conditions set forth therein, Mr. Gupta agreed to forfeit 79,232 restricted stock units of Allurion (the “Forfeited RSUs”). The Forfeited RSUs were terminated and cancelled without consideration therefor immediately following the consummation of the transactions contemplated by the Business Combination Agreement.

Sponsor Contribution Agreement

On May 2, 2023, Compute Health Sponsor LLC (the "Sponsor") and Compute Health entered into a letter agreement (the “Sponsor Contribution Agreement”) pursuant to which, among other things, upon the terms and subject to the conditions set forth therein, the Sponsor agreed to contribute to Compute Health, as a contribution of capital, 161,379 shares of Compute Health Class A Common Stock (“Contributed Shares”). The Sponsor’s contribution of the Sponsor Contributed Shares was effective immediately following the CPUH Recapitalization (defined below) and immediately prior to the CPUH Merger Effective Time.

Sponsor Support Agreement

On February 9, 2023, Allurion entered into the Sponsor Support Agreement, pursuant to which immediately prior to the CPUH Merger Effective time, (a) the Sponsor recapitalized each of the Sponsor’s 21,442,500 shares of Compute Health Class B Common Stock, and all 12,833,333 of the Sponsor’s warrants to purchase shares of Class A Common Stock into 2,088,327 shares of Compute Health Class A Common Stock and (b) the additional Class B Holders as set forth on Schedule I of the Sponsor Support Agreement (the "Additional Class B Holders") recapitalized his or her 30,000 shares of Compute Health Class B Common Stock into 21,120 shares of Compute Health Class A Common Stock (the "CPUH Recapitalization"). Subsequently, at the CPUH Merger Effective Time, each such share of Compute Health Class A Common Stock was converted into shares of Allurion Common Stock at an exchange ratio of 1.420455 (the "CPUH Exchange Ratio").

Chardan Equity Facility

In connection with the Business Combination, we entered into the Chardan commitment letter, which commits Allurion to enter into a ChEF Purchase Agreement with Chardan Capital Markets LLC, pursuant to which Allurion will have the right to require Chardan to purchase up to $100.0 million of shares of Allurion Common Stock at a price per share equal to 97.0% of the volume weighted average price of Allurion Common Stock on the NYSE (the "Chardan Equity Facility"). In consideration for Chardan’s entry into the ChEF Purchase Agreement, Allurion agreed to issue to Chardan 35,511 shares of Allurion Common Stock. In connection with its entry into the Chardan facility, Allurion will also enter into a registration rights agreement, pursuant to which it will agree to register the offer and sale of the shares of Allurion Common Stock issuable pursuant to the ChEF Purchase Agreement on a new resale registration statement on Form S-1. Upon effectiveness of the Registration Statement, Allurion will also pay Chardan a structuring fee of $75,000 in cash. Pursuant to the ChEF Purchase Agreement, Allurion will also reimburse Chardan up to $300,000 for fees and disbursements of Chardan’s legal counsel over the term of the facility. The Chardan Equity Facility will remain outstanding for three years unless terminated by the parties pursuant to the terms of the ChEF Purchase Agreement. The purpose of the execution of the Chardan Equity Facility is to fund our general corporate expenses.

Warrant Agreement Amendment

On July 26, 2023, holders of Compute Health’s public warrants, each of which entitled the holder thereof to purchase one share of Class A Common Stock of CPUH at an exercise price of $11.50 per share (collectively, the “Compute Health Public Warrants”), approved an amendment (the “Warrant Amendment”) to the warrant agreement by and between Compute Health and Continental Stock Transfer & Trust Company, as Warrant Agent, dated as of February 9, 2021, as may be amended or supplemented (the “Warrant

Agreement”), which governed all of Compute Health’s public and private warrants. Per the terms of the Warrant Amendment, (i) upon the completion of the Business Combination, each of the outstanding Compute Health Public Warrants became exercisable for 1.420455 shares of Allurion Common Stock at an exercise price of $8.10 per share; (ii) upon the completion of the Business Combination, each Compute Health Public Warrant was exchanged for 0.6125 of a Allurion warrant to purchase shares of Allurion Common Stock (collectively, the “Public Warrants”); (iii) the terms of the Compute Health Public Warrants were amended such that they will expire on August 1, 2030, which is seven years after the consummation of the Business Combination, or earlier upon redemption or liquidation; (iv) Section 4.4 of the Warrant Agreement relating to adjustments of the Warrant Price (as defined in the Warrant Agreement) if Compute Health issued additional shares or equity-linked securities for capital raising purposes in connection with the closing of the Business Combination was deleted; (v) Sections 6.1 and 6.2 of the Warrant Agreement were amended to provide that, subject to the terms of the Warrant Agreement, not less than all of the Compute Health Public Warrants may be redeemed for cash or for shares of Common Stock after a date that is ninety (90) days after the date on which Compute Health completed the Business Combination; and (vi) certain adjustments to the Reference Value (as defined in the Warrant Agreement), redemption trigger price, and the table summarizing the redemption prices for the Compute Health Public Warrants as a result of the foregoing amendments to the Warrant Agreement were made. In connection with the Business Combination, each Compute Health Public Warrant was assumed by Allurion and converted into a Public Warrant.

Key Factors Affecting Our Operating Results

We believe that our performance and future success depend on many factors that present significant opportunities but also pose risks and challenges, including those discussed below and in the “Risk Factors” section of this Quarterly Report on Form 10-Q and the Proxy Statement/Prospectus.

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
•
Sales force size and effectiveness. The rate at which we grow our sales force and the speed at which newly hired salespeople become effective can impact our revenue growth or our costs incurred in anticipation of such growth. We intend to continue to make significant investments in our sales and marketing organization and expanding our international programs to help facilitate further adoption of our products as well as broaden awareness of our products to new customers.
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

Components of Our Results of Operations

Revenue

We derive revenue from the sale of the Allurion Balloon to customers, which are either distributors or health care providers. The Allurion Balloon is the foundation of the Allurion Program, a holistic weight loss program that offers patients the opportunity to receive, and clinic and other health care providers the ability to deliver, behavior change assistance through their optional use of our remote patient support and monitoring tools.

Cost of Revenue

Cost of revenue consists primarily of costs that are closely correlated or directly related to the delivery of our products, including material costs, labor costs, and depreciation expense for fixed assets.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and related expenses (including commissions) for our sales and marketing personnel. Marketing programs consist of advertising, training events, brand building, product marketing activities and shipping costs. We expect sales and marketing costs will continue to increase for the year ended December 31, 2023 as we expand our international selling and marketing activities and build brand awareness through advertising and training new clients.

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

We anticipate that our general and administrative expenses will continue to increase for the year ended December 31, 2023 compared to the same periods for the year ended December 31, 2022, as we will incur significantly increased accounting, audit, legal, regulatory, compliance, and investor and public relations expenses associated with operating as a public company.

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

Change in Fair Value of Revenue Interest Financing and PIPE Conversion Option

The change in fair value of Revenue Interest Financing and PIPE Conversion Option consists of the expense recognized upon the mark to market of the Revenue Interest Financing with RTW and the issuance and mark to market of the PIPE Conversion Option.

Change in Fair Value of earn-out liabilities

The change in fair value of earn-out liabilities consists of the expense recognized upon mark to market of the contingent earn-out consideration.

Termination of convertible note side letters

The termination of convertible note side letters consists of the expense recognized related to the convertible note prepayment penalty and recognition of the PubCo Additional Shares liability and Base PubCo Shares and Backstop Shares liability and subsequent changes in fair value.

Loss on extinguishment of debt

The loss on extinguishment of debt consists of the expense recognized related to the extinguishment of our 2021 Term Loan.

Other (Expense) Income, net

Other (expense) income, net consists of interest earned on our invested cash balances, which primarily consist of deposit accounts and money market funds, foreign currency transaction gains and losses and expense associated with our Success Fee derivative liability.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)

The following table summarizes our results of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Revenue	$18,200	$16,064	$2,136	$45,232	$45,027	$205
Cost of revenue	4,232	3,474	758	10,165	9,545	620
Gross profit	13,968	12,590	1,378	35,067	35,482	(415)
Operating expenses:
Sales and marketing	13,989	15,686	(1,697)	36,127	35,464	663
Research and development	7,191	5,069	2,122	21,623	11,234	10,389
General and administrative	18,942	3,820	15,122	30,657	10,646	20,011
Total operating expenses:	40,122	24,575	15,547	88,407	57,344	31,063
Loss from operations	(26,154)	(11,985)	(14,169)	(53,340)	(21,862)	(31,478)
Other (expense) income:
Interest expense, net	(2,586)	(1,139)	(1,447)	(7,331)	(2,666)	(4,665)
Changes in fair value of warrants	3,868	67	3,801	2,189	101	2,088
Changes in fair value of debt	(6,008)	-	(6,008)	(3,751)	-	(3,751)
Changes in fair value of Revenue Interest Financing and PIPE conversion option	(2,040)	-	(2,040)	(2,040)	-	(2,040)
Changes in fair value of earn-out liabilities	24,330	-	24,330	24,330	-	24,330
Termination of convertible note side letters	(9,466)	-	(9,466)	(17,598)	-	(17,598)
Loss on extinguishment of debt	(3,929)	-	(3,929)	(3,929)	-	(3,929)
Other (expense) income, net	389	(420)	809	133	(874)	1,007
Total other (expense) income:	4,558	(1,492)	6,050	(7,997)	(3,439)	(4,558)
Loss before income taxes:	(21,596)	(13,477)	(8,119)	(61,337)	(25,301)	(36,036)
Provision for income taxes:	(34)	(95)	61	(90)	(95)	5
Net loss and comprehensive loss	$(21,630)	$(13,572)	$(8,058)	$(61,427)	$(25,396)	$(36,031)

Revenue

Revenue increased $2.1 million, or 13%, to $18.2 million for the three months ended September 30, 2023, compared to the same period in 2022. The increase in revenue was primarily the result of increased gastric balloon units sold and $0.4 million of favorable foreign exchange rate impact. Revenue increased $0.2 million, or 0.5%, to $45.2 million for the nine months ended September 30, 2023, compared to the same period in 2022, including $0.2 million of favorable foreign exchange rate impact. The flat revenue for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily the result of a delay in closing of the Business Combination which led to decreased investment in certain markets that had transitioned from a third-party distributor to a direct sales model.

Cost of Revenue

Cost of revenue increased $0.8 million, or 22%, to $4.2 million and increased $0.6 million, or 6%, to $10.2 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The increase in cost of revenue was primarily a direct result of increased gastric balloon units sold and an increase in manufacturing costs.

Gross Profit

Gross profit increased $1.4 million, or 11%, to $14.0 million for the three months ended September 30, 2023, compared to the same period in 2022. The increase in gross profit was primarily the result of the increase in revenue and sales volume of our gastric balloon system and favorable foreign exchange impact on revenue, partially offset by an increase in our direct manufacturing costs. Gross profit decreased $0.4 million, or 1%, to $35.1 million for the nine months ended September 30, 2023, compared to the same period in 2022. This decrease in gross profit was primarily the result of an increase in our direct manufacturing costs and a higher percentage of sales in lower margin geographies, partially offset by favorable foreign exchange impact on revenue.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses decreased $1.7 million, or 11%, to $14.0 million for the three months ended September 30, 2023, compared to the same period in 2022. The decrease in sales and marketing expenses was primarily the result of a $1.7 million decrease in marketing spend driven by our decision to delay investment in sales and marketing while completing the Business Combination with Compute Health, and a $0.8 million decrease in meeting expenses, which were partially offset by a $0.7 million increase attributable to salaries and related benefit costs due to higher headcount, and $0.4 million of unfavorable foreign exchange rate impact. Sales and marketing expenses increased $0.7 million, or 2%, to $36.1 million for the nine months ended September 30, 2023, compared to the same period in 2022. The increase in sales and marketing expenses was primarily the result of $3.0 million increase attributable to salaries and related benefit costs due to higher headcount, an increase of $1.8 million for shipping and logistics expense, and $0.1 million of unfavorable foreign exchange rate impact, partially offset by a $2.8 million decrease in marketing spend, and a $1.4 million decrease in travel and meeting expenses during the period.

Research and Development Expenses

Research and development expenses increased $2.1 million, or 42%, to $7.2 million for the three months ended September 30, 2023, compared to the same period in 2022. The increase in research and development expenses was primarily the result of an increase of $2.6 million in costs related to the AUDACITY clinical trial. Research and development expenses increased $10.4 million, or 92%, to $21.6 million for the nine months ended September 30, 2023, compared to the same period in 2022. The increase in research and development expenses was primarily the result of an increase of $8.5 million in costs related to the AUDACITY clinical trial, and a $1.9 million increase attributable to salaries and consulting costs and related benefit costs due to higher headcount to support new product development and clinical studies.

General and Administrative Expenses

General and administrative expenses increased $15.1 million, or 396%, to $18.9 million for the three months ended September 30, 2023, compared to the same period in 2022. The increase in general and administrative expenses was primarily the result of a $4.9 million increase in stock-based compensation as a result of the Business Combination, a $3.6 million increase in insurance expense as a result of the Business Combination, a $1.2 million increase in professional fees as a result of the Business Combination, $2.0 million for bad debt expense attributable primarily to two distributor markets that are being transitioned to a direct model, $1.1 million attributable to professional and consulting fees, and $1.3 million attributable to salaries and related benefit costs due to higher headcount. General and administrative expenses increased $20.0 million, or 188%, to $30.6 million for the nine months ended September 30, 2023, compared to the same period in 2022. The increase in general and administrative expenses was primarily the result of a $4.9 million increase in stock-based compensation as a result of the Business Combination, a $3.6 million increase in insurance expense as a result of the Business Combination, a $1.2 million increase in professional fees as a result of the Business Combination, $4.9 million for bad debt expense attributable primarily to two distributor markets that are being transitioned to a direct model, a $2.2 million increase attributable to salaries and related benefit costs due to higher headcount, a $1.5 million increase professional and consulting fees, and a $1.0 million increase in other stock-based compensation expense.

Other expense (income)

Interest Expense, Net

Interest expense, net increased $1.4 million, or 127% to $2.6 million for the three months ended September 30, 2023, compared to the same period in 2022. The increase in interest expense was primarily due to a $1.7 million increase in interest expense associated with our new Fortress Credit Agreement, offset by a $0.2 million decrease in interest on our 2021 Term Loan that was extinguished in August 2023. Interest expense, net increased $4.7 million, or 175%, to $7.3 million for the nine months ended September 30, 2023, compared to the same period in 2022. The increase in interest expense was primarily due to a $2.5 million increase in interest on our 2021 Term Loan, a $1.7 million increase in interest expense associated with our new Fortress Credit Agreement, and $0.5 million increased interest expense associated with our outstanding convertible notes.

Change in Fair Value of Warrants

The $3.8 million gain and $2.1 million gain attributable to the change in fair value of warrants for the three and nine months ended September 30, 2023, respectively, compared to the same period in 2022, was due to mark to market fluctuations in our warrant liabilities due to the decline in value of our common and preferred stock during those periods.

Change in Fair Value of Debt

The $6.0 million loss attributable to the change in fair value of debt for the three months ended September 30, 2023, was driven by mark to market fluctuations in our convertible debt as a result of the closing of the Business Combination and automatic conversion of the notes to Common stock. The $3.8 million loss attributable to the change in fair value of debt for the nine months ended September 30, 2023, was driven by a $6.0 million loss due to mark to market fluctuations in our convertible debt as a result of the closing of the Business Combination and automatic conversion of the notes to Common Stock, partially offset by a $2.3 million gain primarily due to the removal of the conversion rate adjustment feature associated with the 2023 Convertible Notes.

Change in Fair Value of Revenue Interest Financing and PIPE Conversion Option

The $2.0 million loss attributable to the change in fair value of Revenue Interest Financing and PIPE conversion option for both the three and nine months ended September 30, 2023 was primarily due to the initial recognition of the PIPE Conversion Option of $3.3 million on August 1, 2023 and an additional $2.1 million loss in the fair value from August 1, 2023 to September 30, 2023 due to a decrease in the Company's stock price during that period. This expense was partially offset by a $3.4 million gain in the fair value in the Revenue Interest Financing from when the liability was established on August 1, 2023 to September 30, 2023.

Change in Fair Value of Earn-Out Liabilities

The $24.3 million gain attributable to the change in the fair value of earn-out liabilities for both the three and nine months ended September 30, 2023 was due to the decrease in the Company's stock price from when the liability was established on August 1, 2023 to September 30, 2023.

Termination of convertible note side letters

The $9.5 million loss attributable to the termination of convertible note side letters for the three months ended September 30, 2023 was primarily due to a $10.1 million loss related to the Base PubCo Shares and Backstop Shares liabilities driven by the use of the full Backstop, partially offset by a $0.6 million gain in the PubCo Additional Shares liability. The $17.6 million loss attributable to the termination of convertible note side letters for the nine months ended September 30, 2023 was primarily due to a $13.4 million loss related to the Base PubCo Shares and Backstop Shares liability, a $2.7 million loss related to the PubCo Additional Shares liability, and a $1.5 million prepayment penalty related to the repayment of the Company’s Allurion Convertible Note with Hunter Ventures Limited.

Loss on Extinguishment of Debt

The $3.9 million loss attributable to the loss on extinguishment of debt for both the three and nine month periods ended September 30, 2023 was due to the loss on extinguishment of our 2021 Term Loan on August 1, 2023.

Other (Expense) Income, Net

The change in Other (expense) income, net for the three months ended September 30, 2023 compared to the same period in 2022, was $0.8 million of income primarily driven by interest income of $0.5 million and a gain of $0.2 million due to mark to market fluctuations in the 2019 Term Loan Success Fee derivative liabilities. The change in Other (expense) income, net for the nine months ended September 30, 2023, compared to the same period in 2022, was $1.0 million of income primarily driven by $0.5 million of interest income, a gain of $0.2 million due to mark to market fluctuations in the 2019 Term Loan Success Fee derivative liabilities, and fluctuations in exchange rates of foreign currencies.

Provision for Income Taxes

We recorded a provision for income taxes of less than $0.1 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. We recorded a provision for income taxes of $0.1 million for both of the nine months ended September 30, 2023 and 2022. These provisions for income taxes are due to net income in certain foreign jurisdictions.

Liquidity and Capital Resources

Since our inception, we have primarily obtained cash to fund our operations through the sale of Allurion preferred stock, issuance of term loans and issuance of convertible debt instruments. As of September 30, 2023, we had $79.9 million in cash and cash equivalents. We incurred a net loss of $61.4 million and $25.4 million for the nine months ended September 30, 2023 and 2022, respectively. We incurred cash outflows from operating activities of $43.1 million and $31.3 million during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $193.6 million. We expect to continue to generate significant operating losses for the foreseeable future.

Our future capital requirements will depend on many factors, including:

•
the emergence of competing innovative weight loss experiences and other adverse marketing developments;
•
the timing and extent of our sales and marketing and research and development expenditures; and
•
any investments or acquisitions we may choose to pursue in the future.

Our revenue for the nine months ended September 30, 2023 was $45.2 million, which represented a year-over-year increase of less than 1%. The flat revenue was primarily the result of a delay in closing of the Business Combination, which led to decreased investment in certain markets. If our current cash and anticipated revenue and resulting cash flows from operations are insufficient to satisfy our liquidity and debt service requirements, including because of increased expenditures, lower demand for our gastric balloon system, the occurrence of other events or the realization of the risks described in this Quarterly Report on Form 10-Q or the Proxy Statement/Prospectus, we may be required to raise additional capital through the issuances of public or private equity or debt financing or other capital sources earlier than expected.

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

Financing Arrangements

Fortress Credit Agreement

As of September 30, 2023, we have received $57.6 million in net proceeds from the Fortress Credit Agreement which matures in June 2027. We entered into the Fortress Term Loan pursuant to the Fortress Credit Agreement on August 1, 2023 in connection with the closing of the Business Combination. The Fortress Term Loan is included in current portion of term loan on our consolidated balance sheet as of September 30, 2023. See Note 8, Debt, in the notes to our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 included within this Quarterly Report on Form 10-Q for additional details regarding the Fortress Term Loan.

Revenue Interest Financing Agreement

As of September 30, 2023, we have received $40.0 million in proceeds from the Revenue Interest Financing Agreement with RTW which matures in December 2030. We entered into the Revenue Interest Financing Agreement on February 9, 2023 and received the proceeds at the closing of the Business Combination. The Revenue Interest Financing Agreement is included in Revenue Interest Financing liability on our consolidated balance sheet as of September 30, 2023. See Note 9, Revenue Interest Financing, Side Letter, and PIPE Conversion Option, in the notes to our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 included within this Quarterly Report on Form 10-Q for additional details regarding the Revenue Interest Financing Agreement.

PIPE Investment

As of September 30, 2023, we have received $37.9 million proceeds from the PIPE Subscription Agreement for which the PIPE Investors received 5,386,695 shares of Allurion Common Stock at a price of $7.04 per share.

2021 Term Loan

On August 1, 2023, in connection with the closing of the Business Combination, we repaid all outstanding principal, accrued and unpaid interest and other obligations with respect to the 2021 Term Loan, which has been terminated. See Note 8, Debt, in the notes to our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 for additional details regarding the 2021 Term Loan.

Convertible Notes

On August 1, 2023, all outstanding Allurion Convertible Notes and related interest expense were converted into shares of Allurion Common Stock in connection with the closing of the Business Combination. As of September 30, 2023, there were no outstanding convertible notes. See Note 8, Debt, in the notes to our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2023 for additional details related to our convertible notes.

Material Cash Requirements for Known Contractual and Other Obligations

Leases

We have entered into various non-cancellable operating leases for our corporate office, manufacturing facilities, research and development labs, management office space and certain equipment. The leases have varying terms expiring between 2024 and 2028. See Note 14, Commitments and Contingencies, of the notes to our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2023 for additional details related to our noncancelable operating leases.

Term Loan and Financing Strategy

We have $60.0 million of outstanding debt under the Fortress Term Loan as of September 30, 2023. On August 1, 2023, concurrent with the closing of the Business Combination, we used $58.0 million of borrowings under the Fortress Term Loan to repay all outstanding principal, accrued and unpaid interest and other obligations with respect to the 2021 Term Loan, which has been terminated. Additionally, at the closing of the Business Combination we received an aggregate $40.0 million in connection with the Revenue Interest Financing Agreement.

Revenue Interest Financing

We received $40.0 million in proceeds from the Revenue Interest Financing Agreement with RTW. In exchange, the Company is obligated to remit to RTW certain revenue interest payments on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by Allurion and its subsidiaries until December 31, 2030.

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

Cash Flows

The following table sets forth a summary of cash flows for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Net cash used in operating activities	$(43,111)	$(31,255)
Net cash used in investing activities	(1,208)	(1,091)
Net cash provided by financing activities	116,394	15,897
Net increase (decrease) in cash and cash equivalents, and restricted cash	$72,075	$(16,449)

Net Cash Used in Operating Activities

Nine Months Ended September 30, 2023 and 2022

During the nine months ended September 30, 2023, operating activities used $43.1 million of cash, resulting from a net loss of $61.4 million, partially offset by net cash provided by changes in our operating assets and liabilities of $3.4 million and non-cash charges of $14.9 million.

Non-cash charges consisted of $16.1 million for termination of convertible note side letters, $6.3 million of stock-based compensation expense, a $5.0 million provision for uncollectible accounts, $3.9 million loss on extinguishment of debt for our 2021 Term Loan, $3.8 million related to the change in fair value of our convertible debt, $2.0 million related to the change in fair value of the Revenue Interest Financing and PIPE Conversion Option, $1.1 million of non-cash interest expense primarily related to the accretion of debt discount associated with our outstanding debt arrangements, a $0.7 million provision for inventory, $0.6 million of lease expense, $0.6 million of depreciation and amortization expense, and $0.3 million of unrealized loss on foreign exchange. These charges were partially offset by $24.3 million of income related to the change in fair value of our earn-out liabilities and $2.4 million of mark to market adjustments related to our warrant and derivative liabilities.

Net cash provided by changes in our operating assets and liabilities consisted of a net $8.4 million increase in accounts payable, accrued expenses and other current liabilities and a $0.4 million decrease in prepaid expenses, other current and long-term assets, partially offset by a $3.9 million increase in accounts receivable, a $0.9 million increase in inventory and a $0.6 million decrease in operating lease liabilities.

The net increase in accounts payable, accrued expenses and other current liabilities was primarily related to increased expenses as well as timing of payments. The increase in accounts receivable was primarily related to the timing of cash collections. The decrease in prepaid expenses, other current and long-term assets was primarily related to the settlement of deferred deal costs related to the Business Combination. The increase in inventory was primarily related to an increase in work in progress and raw materials.

During the nine months ended September 30, 2022, operating activities used $31.3 million of cash, resulting from a net loss of $25.4 million and net cash used by changes in our operating assets and liabilities of $8.1 million, offset by non-cash charges of $2.3 million.

Non-cash charges consisted of $0.7 million of depreciation and amortization expense, $0.6 million of non-cash interest expense primarily related to the accretion of debt discount associated with our outstanding debt arrangements, $0.5 million of lease expense, $0.3 million of stock-based compensation expense, and $0.4 million of unrealized loss on foreign exchange.

Net cash used by changes in our operating assets and liabilities consisted of a $13.8 million increase in accounts receivable, a $1.6 million increase in inventory, and a $0.8 million increase in prepaid expenses, other current assets and long-term assets, partially offset by a net $8.7 million increase in accounts payable, accrued expenses and other current liabilities.

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

Net Cash Used in Investing Activities

Nine Months Ended September 30, 2023 and 2022

During the nine months ended September 30, 2023 and September 30, 2022, cash used in investing activities was $1.2 million and $1.1 million, respectively, consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Nine Months Ended September 30, 2023 and 2022

During the nine months ended September 30, 2023, cash provided by financing activities was $116.4 million, consisting of $62.1 million of proceeds from the Business Combination, net of transaction costs, $57.6 million from the issuance of our Fortress Term Loan net of debt issuance costs, $38.8 million from the issuance of our Revenue Interest Financing Agreement with RTW net of issuance costs, $28.7 million from the issuance of our 2023 Convertible Notes, net of issuance costs, partially offset by the $57.7 million repayment of our 2021 Term Loan, $10.8 million repayment of our 2023 Convertible Notes and $2.5 million of repayment of a promissory note assumed from Compute Health in the Business Combination.

During the nine months ended September 30, 2022, cash provided by financing activities was $15.9 million, consisting of $14.7 million borrowed under the 2021 Term Loan, net of issuance costs, $1.1 million from the issuance of our 2022 Convertible Notes, net of issuance costs, and $0.1 million from the exercise of stock options.

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

Additionally, from time to time, we offer certain incentives to our customers, which are recorded as a reduction of revenue in the period the related product revenue is recognized. Any discounts we offer are outlined in our customer agreements. Payments to the customer for a distinct good or service that reasonably estimates the fair value of the distinct benefit received, such as marketing programs and shipping and logistics services, are recorded as a selling and marketing expense.

Our payment terms are consistent with prevailing practice in the respective markets in which we do business, which are not affected by contingent events that could impact the transaction price. Our contracts with customers do not provide general rights of return unless certain product quality standards are not met.

Valuation of Earn-Out Liabilities

In connection with the Business Combination, holders of Legacy Allurion common stock and Legacy Allurion preferred stock and holders of vested options, warrants and restricted stock units exercisable or convertible into Legacy Allurion capital stock received the contingent right to receive additional Common Stock (the “Earn-Out Shares”) upon the achievement of certain earn-out targets. As the contingent earn-out consideration contains a settlement provision that precludes it from being indexed to the Company’s stock, it is classified as a liability under ASC 480, as defined in Note 2, Summary of Significant Accounting Policies. The fair value of contingent earn-out consideration is estimated as of the acquisition date at the present value of the expected contingent payments using a Monte Carlo Simulation Method ("MCSM"). The MCSM utilizes a combination of observable (Level 2) and unobservable (Level 3) inputs which include the trading price and volatility of the underlying common stock, expected term, risk-free interest rates, and expected date of a qualifying event. The determination of the fair value of these financial instruments is complex and highly judgmental due to the significant estimation required. In particular, the fair value estimate was sensitive to certain assumptions, such as the volatility of underlying shares.

Changes in the estimated fair value of the contingent earn-out consideration are recorded in other expense in the condensed consolidated statements of operations and comprehensive loss and are reflected in the period in which they are identified. Changes in the estimated fair value of the continent earn-out consideration may materially impact or cause volatility in our operating results.

Valuation of Revenue Interest Financing and PIPE Conversion Option

In connection with the Business Combination, the Company entered into the Revenue Interest Financing Agreement RTW, under which the Company received $40.0 million upfront. In exchange, the Company is obligated to remit to RTW certain revenue interest payments on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by Allurion and its subsidiaries until December 31, 2030. The Company accounts for the Revenue Interest Financing Agreement under the fair value option election of ASC 825. The Revenue Interest Financing Agreement accounted for under the FVO election is a debt host financial instrument containing embedded features wherein the entire financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The fair value of the Revenue Interest Financing is calculated using a discounted cash flow method under the income approach utilizing future revenue projections and a discount rate. Changes in the estimated fair value of the Revenue Interest Financing Agreement are recorded as a component of Other expense in the condensed consolidated statements of operations and comprehensive loss. As a result of electing the FVO, direct costs and fees related to the Revenue Interest Financing are expensed as incurred.

In connection with the Company entering in the Revenue Interest Financing, the Company and RTW entered into the RTW Side Letter under which RTW may elect to convert up to $7.5 million of its initial PIPE subscription into an additional revenue interest financing by forfeiting a number of shares of our common stock acquired by the PIPE subscription. The Company accounts for the PIPE Conversion Option as a freestanding financial instrument that qualifies for derivative liability accounting in accordance with ASC 815, Derivatives and Hedging. The fair value of the PIPE Conversion Option is measured using a MCSM using a combination of observable (Level 2) and unobservable (Level 3) inputs which include the number of shares convertible, the stock price of the underlying common stock, volatility, risk-free rates, and expected term. The PIPE Conversion Option is initially measured at its fair value within Other liabilities on the condensed consolidated balance sheets with corresponding recognition of expense at inception as there is no right received by the Company that meets the definition of an asset and the transaction did not involve a distribution or a dividend. Subsequent changes in fair value of the derivative liability are recognized as a gain or loss as a component of Other (expense) income in the condensed consolidated statements of operations and comprehensive loss.

Determination of Fair Value of Legacy Allurion Preferred Stock, Common Stock and Warrants

The estimated fair value of our Legacy Allurion shares has been determined by the Allurion Board, with input from management, considering our most recently available third-party valuations and the Allurion Board’s assessment of additional objective and subjective factors that it believed were relevant. These factors included, but were not limited to:

•
the prices at which we sold shares of Legacy Allurion preferred stock and the superior rights and preferences of the Legacy Allurion preferred stock relative to the Legacy Allurion common stock at the time of each grant;
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

The fair value of the Legacy Allurion shares is utilized in the determination of stock-based compensation expense, Common Stock warrant liability expense, preferred stock recorded at fair value and the convertible notes conversion price. The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of the Legacy Allurion preferred stock issued in 2021 and Legacy Allurion Convertible Notes converted in 2021 could be materially different. Significantly different assumptions or estimates could also impact the fair value of the Legacy Allurion Stock Options and stock-based compensation and fair value of the Legacy Allurion warrants, but these have not been material to date. The fair value of the underlying Legacy Preferred Stock, Common Stock, and warrants was determined by the then board of directors until we were listed on the NYSE on August 2, 2023.

Recent Accounting Pronouncements

See Note 2, Summary of Significant of Accounting Policies in the accompanying notes to the consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for a description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows.

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

Additionally, we will be a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, which would allow us to take advantage of certain exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of the shares of our Common Stock held by non-affiliates exceeds $250 million as of the prior June 30, and (ii) our annual revenue exceeded $100 million during such completed fiscal year or the market value of the shares of our Common Stock held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents totaling $79.9 million as of September 30, 2023. Cash equivalents were invested primarily in money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under our investment policy, we invest in highly rated securities, issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, net loss or cash flows.

We have exposure to interest rate risk from our variable rate debt. We do not hedge our exposure to changes in interest rates. As of September 30, 2023, we had $60 million in variable rate debt outstanding with Fortress. Interest on our debt is payable monthly during the term of the loan and is calculated as 6.44% plus the greater of (i) the Wall Street Journal Prime Rate and (ii) 3.0% (14.94% as of September 30, 2023). Changes in the Wall Street Journal Prime Rate may therefore affect our interest expense associated with the loan. A 10% change in interest rates would increase expense by approximately $0.6 million annually based on the amounts currently outstanding and would not materially affect our results of operations.

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

To date, we have not engaged in any foreign currency hedging activities. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency exchange rates. During the nine months ended September 30, 2023, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would have had an impact of approximately 5% on revenues and 2% on expenses and would have impacted our net less by approximately 1%. During the nine months ended September 30, 2022, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would have had an impact of approximately 5% on revenues and 3% on expenses and would have impacted our net less by approximately 2%.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2023 as a result of the material weaknesses in our internal control over financial reporting discussed below.

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

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs

PART II—OTHER INFORMATION

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

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below, which we believe are the material risks that we face, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and notes thereto and the “Management’s discussion and analysis of financial condition and results of operations” section of this Quarterly Report on Form 10-Q before deciding whether to purchase our securities. If any of the following risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our securities could decline, perhaps significantly. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operation.

Risks Related to the Development and Commercialization of Our Products

We expect to incur losses for the foreseeable future, our ability to achieve and maintain profitability depends on the commercial success of the Allurion Balloon, and we expect our revenues to continue to be driven primarily by sales of the Allurion Balloon.

We have incurred losses to date and expect to continue to incur losses for the foreseeable future. Sales of the Allurion Balloon and related accessories, which have occurred outside of the U.S. because we have not yet obtained the regulatory approval required to sell our products within the U.S., accounted for substantially all of our revenues for the years ended December 31, 2022 and 2021 and the nine months ended September 30, 2023, and we expect our revenues to continue to be driven primarily by sales of the Allurion Balloon. In order to achieve and sustain profitability, our revenues from sales of the Allurion Balloon will need to grow beyond the levels we have achieved in the past. If health care providers and/or patients do not perceive our products to be competitive in features, efficacy and safety when compared to other products in the market, or if demand for the Allurion Balloon or for weight loss procedures and programs in general decreases, we may fail to achieve sales levels that provide for future profitability.

Our ability to successfully market the Allurion Balloon and our other current and future product and service offerings depends on numerous factors, including but not limited to:

•
outcomes of current and future clinical studies of, and trials involving, the Allurion Balloon;
•
acceptance of the Allurion Balloon as safe and effective by patients, caregivers and the medical community;
•
an acceptable safety profile of the Allurion Balloon in markets where we have obtained regulatory approvals;
•
whether key thought leaders in the medical community accept that such clinical studies are sufficiently meaningful to influence their or their patients’ choices of product;
•
maintenance of our existing regulatory approvals and expansion of the geographies in which we have regulatory approvals;
•
commercially viable processes at a scale sufficient to meet anticipated demand at an adequate cost of manufacturing, and that are compliant with ISO 13485 Quality Management System requirements and/or good manufacturing practice (“GMP”),
•
requirements as set forth in the FDA’s Quality System Regulation (“QSR”) and other international regulations;
•
our success in educating health care providers and patients about the benefits, administration and use of the Allurion Balloon;
•
the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•
the willingness of patients to pay out-of-pocket for the Allurion Balloon and/or Allurion Virtual Care Suite in the absence of coverage and reimbursement for such treatment;

•
the success of our internal sales and marketing organization and the sales forces of our distributors; and
•
continued demand for weight loss using balloon products, which may be adversely affected by events involving our products or those of our competitors, among other things.

Some of these factors are beyond our control. If we are unable to continue to commercialize the Allurion Balloon and our other current and future products and services, or are unable to obtain a distributor or partner to commercialize them, we may not be able to produce any incremental revenues related to the Allurion Balloon and our other current and future products and services. This would result in an adverse effect on our business, financial condition, results of operations and growth prospects.

We have a limited operating history and may face difficulties encountered by companies early in their commercialization in competitive and rapidly evolving markets.

The Allurion Balloon has been marketed in countries outside of the United States since 2016, and as such, we have a limited operating history upon which to evaluate our business and forecast our future revenue and operating results. In assessing our business prospects, you should consider the various risks and difficulties frequently encountered by companies early in their commercialization in competitive markets, particularly companies that develop and sell medical devices. These risks include our ability to:

•
implement and execute our business strategy;
•
expand and improve the productivity of our direct sales force, distributors and marketing programs to grow sales of our existing and proposed products and services;
•
increase awareness of our brand and build loyalty among health care providers and patients;
•
manage growth and expanding operations;
•
respond effectively to competitive pressures and developments;
•
enhance our existing products and develop new products;
•
obtain regulatory approval or clearance to enhance our existing products and commercialize new products, including any label expansions for use of our products in adolescents;
•
respond to changing regulations associated with medical devices across all geographies;
•
perform clinical trials with respect to our existing products and any new products, including products under development;
•
attract, retain and motivate qualified personnel in various areas of our business; and
•
obtain and maintain coverage and adequate levels of reimbursement for our products.

Due to our limited operating history, we may not have the institutional knowledge or experience to be able to effectively address these and other risks that we may face. In addition, we may not be able to develop insights into trends that could emerge and negatively affect our business and may fail to respond effectively to those trends. As a result of these or other risks, we may not be able to execute key components of our business strategy, and our business, financial condition and operating results may suffer.

We do not expect that health care providers or patients will receive third-party reimbursement for treatment with our products. As a result, we expect that our success will depend on the ability and willingness of health care providers to adopt self-pay practice management infrastructure and of patients to pay out-of-pocket for treatment with our products.

Certain elective treatments, such as an intragastric balloon, are typically not covered by insurance. Accordingly, we do not expect that any third-party payors will cover or reimburse health care providers or patients for the Allurion Program. As a result, we expect that our success will depend on the ability and willingness of health care providers that may not have historically operated a self-pay practice to adopt the policies and procedures needed to successfully operate such a practice. Our sales and marketing efforts have historically targeted bariatric surgeons, gastroenterologists, plastic surgeons and other health care providers.

Although many of these health care providers are accustomed to selling cash-pay services in their practices, some are primarily accustomed to providing services that are reimbursed by third-party payors. As a result, these health care providers may need to augment their administrative staff and billing procedures to address the logistics of a self-pay practice. If health care providers are unable or unwilling to make such changes, adoption of our products may be slower than anticipated.

Our success will also depend on the ability and willingness of patients to pay out-of-pocket for treatment with our products. Adverse changes in the economy, including from heightened inflation, higher interest rates, the Russia-Ukraine war, the Israel-Hamas war, and the ongoing impact of COVID-19, may cause consumers to reassess their spending choices and reduce the demand for elective treatments and could have an adverse effect on consumer spending. This shift could have an adverse effect on our revenues and operating results. In addition, the operations of the medical device distributors upon whom we rely to sell our products may be negatively impacted by any such adverse economic changes. If our distributors are unable to maintain their operations and effectively market and sell our products, our results of operations and business may suffer. Furthermore, consumer preferences and trends may shift due to a variety of factors, including changes in demographic and social trends, public health initiatives and product innovations, which may reduce consumer demand for our products. The decision by a patient to elect to undergo treatment with the Allurion Balloon may be influenced by a number of additional factors, such as:

•
the success of any sales and marketing programs, including direct-to-consumer marketing efforts, that we, or any third parties we engage, undertake;
•
the extent to which health care providers offer the Allurion Balloon to their patients;
•
the extent to which the Allurion Balloon satisfies patient expectations;
•
the cost, safety, comfort, tolerability, ease of use, and effectiveness of the Allurion Program as compared to other treatments; and
•
general consumer confidence, which may be impacted by economic and political conditions.

Our financial performance will be materially harmed if we cannot generate significant customer demand for the Allurion Balloon.

Changes in coverage and reimbursement for obesity treatments and procedures could affect the adoption of the Allurion Program and our future revenues.

Currently, intragastric balloon products are not reimbursed by third-party payors. We do not currently plan on submitting any requests to any third-party payor for coverage or billing codes specific to our products. However, payors may change their coverage and reimbursement policies for intragastric balloon products as a category and/or for other obesity treatments and procedures, and these changes could negatively impact our business. For example, healthcare reform legislation or regulation that may be proposed or enacted in the future that results in a favorable change in coverage and reimbursement for competitive products and procedures in weight loss and obesity could also negatively impact adoption of our products and our future revenues, and our business could be harmed as we would be at an economic disadvantage when competing for customers.

The failure of the Allurion Balloon to achieve and maintain market acceptance could result in us achieving sales below our expectations, which would cause our business, financial condition and operating results to be materially and adversely affected.

Our current business and growth strategy is highly dependent on the Allurion Balloon achieving and maintaining market acceptance. In order for us to sell our products to healthcare providers and, ultimately, weight loss patients, we must convince them that our products are an attractive alternative to competitive treatments for patients who are obese and overweight, including traditional pharmaceutical therapies and more aggressive bariatric surgical treatments, such as gastric bypass and sleeve gastrectomy. Market acceptance and adoption of the Allurion Balloon depends on educating health care providers on its safe and appropriate use, as well as the cost, safety, comfort, tolerability, ease of use, and effectiveness of the Allurion Program compared to other treatments. If we are not successful in convincing existing and potential customers of the benefits of our product, or if we are not able to achieve the support of health care providers for our product, our sales may decline or we may achieve sales below our expectations.

Market acceptance of our products could be negatively impacted by many factors, including:

•
the willingness of patients to pay out-of-pocket for the Allurion Program in the absence of coverage and reimbursement for such program;
•
the failure of our products to achieve and maintain wide acceptance among patients who are obese and overweight, their health care providers, third-party payors and key opinion leaders in the weight loss treatment community;
•
lack of evidence supporting the safety, ease-of-use or other perceived benefits of the Allurion Balloon over competitive products or other currently available weight loss treatment alternatives;
•
perceived risks or uncertainties, or actual adverse events or other undesirable side effects, associated with the use of our gastric balloons, or components thereof, or of similar products or technologies of our competitors;
•
any adverse legal action, including products liability litigation, against us or our competitors relating to the Allurion Balloon or similar products or technologies;
•
the withdrawal or modification of any regulatory approvals for our products; and
•
results of clinical studies relating to the Allurion Balloon or similar competitive products.

In addition, the rapid evolution of technology and treatment options within our industry may cause consumers to delay the purchase of our products in anticipation of advancements or breakthroughs, or the perception that advancements or breakthroughs could occur, in our products or the products offered by our competitors. It is also possible that consumers interested in purchasing any of our future products currently under development may delay the purchase of one of our current products. In addition, customers may delay their purchasing decisions, or health care providers may refrain from providing our products, as a result of a global pandemic or unfavorable changes in general economic conditions.

If the Allurion Balloon, or any other therapy or product that we may develop, does not achieve and maintain widespread market acceptance, we may fail to achieve sales consistent with our projections, in which case our business, financial condition and operating results could be materially and adversely affected.

A substantial proportion of our sales are through distributors, and we do not have direct control over the efforts these distributors may use to sell our products. If our relationships with these third-party distributors deteriorate, or if these third-party distributors fail to sell our products or engage in activities that harm our reputation, or fail to adhere to medical device regulations, our financial results may be negatively affected.

Historically, our sales model has been to sell primarily through distributors rather than through our own sales force, but recently we have begun to transition certain territories to both a direct sales model and a hybrid sales model that includes both distributors and a direct sales effort. We believe that our reliance on distributors improves the economics of our business, as we do not carry the high fixed costs of a large direct sales force in many of the countries in which the Allurion Balloon is commercially available. If we are unable to maintain or enter into such distribution arrangements on acceptable terms, or at all, we may not be able to successfully commercialize our products in certain countries. Furthermore, distributors can choose the level of effort that they apply to selling our products relative to others in their portfolio. The selection, training, and compensation of distributors’ sales personnel are within the distributor’s control rather than our own and may vary significantly in quality from distributor to distributor.

In addition, although our contract terms require our distributors to comply with all applicable laws regarding the sale of our products, including anti-competition, anti-money laundering, sanctions laws and FDA and other health care regulations, we may not be able to ensure proper compliance. If our distributors fail to effectively market and sell our products in full compliance with applicable laws, our results of operations and business may suffer.

In certain large markets, we engage in direct sales efforts. We may fail to maintain and develop our direct sales force, and our revenues and financial outcomes could suffer as a result. Furthermore, our direct sales personnel may not effectively sell our products.

We engage in direct sales efforts in over 30 countries. We have hired and will need to retain and motivate a significant number of sales and marketing personnel in order to support our anticipated growth in these and other new countries. There is significant competition for quality personnel experienced in such activities, including from companies with greater financial resources than ours. If we are not successful in our efforts to continue recruiting, retaining, and motivating such personnel, we may not be able to increase our revenues, or we may increase our expenses in greater measure than our revenues, negatively impacting our operating results.

We are also working on creating a direct sales structure and strategy in certain markets. We are working to put in place the correct legal and business structure to comply with taxation and operational requirements. These structures may not ultimately be implemented or, if implemented, be successful or effective and may not be able to increase our revenues or improve our gross margins. In addition, our expenses or tax-related costs may increase in greater measure than our revenues, negatively impacting our operating results.

Furthermore, our sales force may operate independently with limited day-to-day oversight from management. They may engage in sales practices that increase certain risks to our business, including the risk of scrutiny from regulatory authorities and the risk that we violate anti-corruption regulations in one or more countries. These and other independent actions may result in unexpected costs, news that might impair our reputation or revenues, litigation in various jurisdictions, and/or sanctions. Any of these could impair the trading price of our common stock and adversely impact our results.

The effectiveness and safety of the Allurion Balloon depends critically on our ability to educate health care providers on its safe and proper use. If we are unable to do so, we may not achieve our expected growth and may be subject to risks and liabilities.

In addition to educating health care providers on the clinical benefits of the Allurion Balloon, we must also train health care providers on the safe and appropriate use of the Allurion Balloon. If we are unable to provide an adequate training program with respect to the Allurion Balloon, product misuse may occur that could lead to serious adverse events. Many health care providers may be unfamiliar with such treatments or find it more complex than competitive products or alternative treatments. As such, there is a learning process involved for health care providers to become proficient in the use of our products and it may take several procedures for a health care provider to be able to use the Allurion Balloon comfortably. In addition, it is also critical for health care providers to be educated and trained on best practices in order to achieve optimal results, including patient selection and eligibility criteria, as well as complementary methods of use such as diet or behavioral modification programs. Convincing health care providers to dedicate the time and energy necessary for adequate training is challenging, and we cannot assure you that we will be successful in these efforts. This training process may also take longer than we expect. In the event that health care providers are not properly trained in the use of the Allurion Balloon, they may misuse or ineffectively use our products for the treatment of patients. As a result, patients may experience adverse events or not be able to enjoy the benefits of our program or achieve the weight loss outcomes they expect, leading to dissatisfaction and market rejection of our products. In addition, misuse of our products in any stage of the treatment may result in, among other things, patient injury, adverse side effects, negative publicity or lawsuits against us. Any of these events could have an adverse effect on our business and reputation.

The misuse or off-label use of our products may harm our image in the marketplace, result in injuries that lead to product liability suits or result in costly investigations and sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

The Allurion Balloon has been approved or cleared by regulatory authorities in the countries in which we sell it or in which we conduct our operations for specific indications. We do not promote the Allurion Balloon for uses outside of approved or cleared indications for use, known as “off-label uses.” We cannot, however, prevent a health care provider from using our product off-label, when in the health care provider’s independent professional medical judgment he or she deems it appropriate. There may be increased risk of injury to patients if health care providers attempt to use our product off-label. Furthermore, the use of our product for indications other than those approved or cleared by regulatory authorities may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

Health care providers may also misuse our products, use improper techniques, ignore or disregard product warnings, contraindications or other information provided in training materials or product labeling, fail to obtain adequate training, or fail to inform patients of the risks associated with procedures that utilize our product, potentially leading to injury and an increased risk of product liability claims. If our product is misused or used with improper technique, we may become subject to costly litigation by our health care providers or their patients.

There is no guarantee that the FDA or non-U.S. regulatory agencies will grant approval or clearance for our current or future products, including the Allurion Balloon, and failure to obtain regulatory approvals or clearances in the United States and other international jurisdictions, or revocation of approvals or clearances in those jurisdictions, will prevent us from marketing our products in such jurisdictions.

We intend to seek regulatory approval or clearance of our current and future products in the U.S. and certain non-U.S. jurisdictions. We have obtained a CE Mark for the Allurion Balloon and are therefore authorized to sell in the EU; however, in order to market in regions such as the U.S., Asia Pacific region and many other jurisdictions, we must obtain separate regulatory approvals or clearances. The procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval or clearance may differ from that required to obtain the CE Mark or FDA approval. As a result of the United Kingdom leaving the EU, since January 1, 2021, the regulatory framework and regimes for medical devices in the United Kingdom and the EU have diverged. In particular, a new UKCA Mark was introduced for medical devices placed on the Great Britain market (which includes England, Scotland and Wales). Northern Ireland has adopted a hybrid approach as a result of the divergence in accordance with the Northern Ireland Protocol. Manufacturers can continue placing CE marked medical devices on the Great Britain market until June 30, 2024. From July 1, 2024, transitional arrangements will apply for CE and UKCA marked medical devices placed on the Great Britain market. Moreover, clinical studies or manufacturing processes conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more international regulatory authorities does not ensure approval by regulatory authorities in other countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. An international regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain regulatory approvals on a timely basis, if at all. We may not be able to submit for regulatory approvals or clearances and even if we submit we may not receive necessary approvals or clearances to commercialize our products in any market.

Before obtaining regulatory approval or clearance for the sale of a product, we may be required to conduct extensive preclinical and clinical studies to demonstrate the safety and efficacy of our planned products in human patients. Preclinical and clinical studies can be expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. A failure of one or more of our studies could occur at any stage of testing. In connection with the initiation of a clinical study in the U.S., we filed an investigational device exemption, or “IDE,” application, which was approved by the FDA in 2016. After we conducted that study and submitted a premarket approval application, or “PMA”, to the FDA, in 2020, the FDA requested additional data. Therefore, we withdrew the PMA and in 2021 submitted an IDE application for our AUDACITY trial, which the FDA approved in 2021. We are currently conducting that clinical trial.

Numerous unforeseen events during, or as a result of, preclinical and clinical studies could occur, which would delay or prevent our ability to receive regulatory approval or commercialize the Allurion Balloon or any of our future products, including the following:

•
preclinical and clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional studies or abandon product development programs;
•
the number of patients required for clinical studies may be larger than we anticipate, enrollment in these clinical studies may be insufficient or slower than we anticipate, or patients may drop out of these clinical studies at a higher rate than we anticipate;
•
the cost of preclinical and clinical studies may be greater than we anticipate;
•
third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•
we might suspend or terminate clinical studies of our products for various reasons, including a finding that our products have unanticipated serious side effects or other unexpected characteristics, or that the study subjects are being exposed to unacceptable health risks;
•
regulators may not approve our proposed clinical development plans;
•
regulators or independent institutional review boards, or IRBs, may not authorize us or our investigators to commence a clinical study or conduct a clinical study at a prospective study site;
•
regulators or IRBs may require that we, or our investigators, suspend or terminate clinical studies for various reasons, including non-compliance with regulatory requirements;
•
regulators in countries where our products are currently marketed may require that we suspend commercial distribution if there is non-compliance with regulatory requirements or safety concerns;
•
the supply or quality of our products or other materials necessary to conduct clinical studies of our products may be insufficient or inadequate;
•
the enactment of new regulatory requirements in the EU under the new Medical Device Regulation effective since May 26, 2021 may make approval times longer and standards more difficult to pass. In particular, manufacturers are required to: (i) assign a unique device identification, or UDI, to a medical device before it is placed on the EU market in order to improve traceability of the medical device; and (ii) register themselves, the medical device and the UDI, among other things, with a new European medical device database, or EUDAMED; and

If we or any future collaboration or distribution partner are required to conduct additional clinical trials or other testing of the Allurion Balloon or any products beyond those that we contemplate, those clinical studies or other testing may not be successfully completed. If the results of these studies or tests are not positive or are only modestly positive or if they raise safety concerns, we may:

•
be delayed in obtaining marketing approvals for the Allurion Balloon or our future products;
•
not obtain marketing approval at all;
•
obtain approval for indications that are not as broad as desired;
•
have a product removed from the market after obtaining marketing approval; or
•
be subject to restrictions on how the product is distributed or used.

Even if we obtain regulatory approvals or clearances in a jurisdiction, our products may be removed from the market due to a variety of factors, including adverse events, recalls, suspension of regulatory clearance to sell, or other factors. We expect that the initial FDA approval of the Allurion Balloon, if obtained, will be subject to a lengthy and expensive follow-up period, during which we must monitor patients enrolled in clinical studies and collect data on their safety outcomes. Even if FDA approval is obtained, the FDA has authority to impose post-market approval conditions, which can include (i) restrictions on the device’s sale, distribution, or use, (ii) continuing evaluation of the device’s safety and efficacy, (iii) additional warning/hazard labeling requirements, (iv) significant record management, (v) periodic reporting requirements, and (vi) any other requirements the FDA determines necessary to provide reasonable assurance of the device’s safety and effectiveness. Completion of this follow-up study, in a manner which results in data sufficient to maintain FDA approval, is subject to multiple risks, many of which are outside of our control. These include, but are not limited to, our ability to fund the ongoing study from our operations or via additional fundraising; study participants’ willingness and ability to return for follow-up study visits; and maintenance of a suitable study database over a long period of time. Even if completed and appropriately evaluated, the study follow-up may reveal safety or other issues that impact the approved labeling, or may result in withdrawal of the Allurion Balloon from the marketplace in the U.S. or elsewhere.

Although we launched the Allurion Balloon commercially in January 2016 and have sold over 130,000 units to date in various countries outside the U.S., we do not have as much post-market surveillance data as our competitors and may not have clearly identified all possible or actual risks of our products. Furthermore, if our clinical trials do not produce patient data that compares favorably with products that are already on the market, health care providers and patients may opt not to use our products, and our business would suffer.

Our product development costs will also increase if we experience delays to our clinical trials or approvals. We do not know whether any clinical studies will begin as planned, will need to be restructured, or will be completed on schedule, or at all.

Significant clinical study delays could allow our competitors to bring products to market before we do, which would impair our ability to commercialize our products and harm our business and results of operations.

The Allurion Balloon is not currently approved for commercial sale in the United States. Obtaining such approval is costly and time consuming, and we may not obtain the regulatory approval required to sell our products in the U.S.

Neither we, nor any future collaboration or distributor partner, can commercialize the Allurion Balloon in the U.S. without first obtaining regulatory approval from the FDA. Extensive preclinical and clinical testing will be required to support FDA approval. Additionally, we will be required to commit to significant and costly post-approval requirements, which will include follow-up of our clinical trial patients, creation of a patient registry, and/or other studies, and implementation of training programs for physicians. We may be unable to fund, enroll, or complete such trials in a timely fashion, or at all, and we may have an insufficient number of enrolled patients follow up as instructed. The results of clinical studies may not be favorable enough to support marketing approval in the U.S., or may raise other questions (pertaining, for example, to product safety or effectiveness) that jeopardizes our current approvals for sale in other territories.

The FDA approval process will take at least several years to complete, and FDA approval may never be obtained. We must also demonstrate that our manufacturing facilities, processes and controls are adequate to support FDA approval and that our clinical investigators complied with good clinical practices in the conduct of the Allurion Balloon clinical trial.

Furthermore, FDA approval is not a guarantee, and the filing and approval process itself is expensive and may take several years. The FDA also has substantial discretion in the approval process. Despite the time and expense exerted, failure may occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical studies. The FDA can delay, limit, or deny approval of a product for many reasons, including, but not limited, to:

•
a product may not be deemed to be safe and effective;
•
the FDA may not find the data from clinical and preclinical studies sufficient;
•
the FDA may not approve suppliers’ processes or facilities; or
•
the FDA may change its approval policies or adopt new regulations.

If the Allurion Balloon or our future products fail to demonstrate safety and efficacy in further clinical studies that may be required for FDA approval, or do not gain regulatory approval, our business and results of operations will be harmed.

Even if clinical trials demonstrate acceptable safety and efficacy for the Allurion Balloon in some patient populations, the FDA or similar regulatory authorities outside the U.S. may not approve the marketing of the Allurion Balloon or may approve it with restrictions on the label, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

It is possible the FDA or similar regulatory authorities may not consider the results of our clinical trials to be sufficient for approval of the Allurion Balloon for our desired indications for use. Moreover, even if the FDA or other regulatory authorities approve the marketing of the Allurion Balloon, the approval may include additional restrictions on the label that could make the Allurion Balloon less attractive to health care providers and patients compared to other products that may be approved for broader indications, which could limit potential sales of the Allurion Balloon.

If we fail to obtain FDA or other regulatory approval of the Allurion Balloon, or if the approval is narrower than what we seek, it could impair our ability to realize value from the Allurion Balloon, and therefore may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Commercial success of the Allurion Balloon in the United States or elsewhere depends on our ability to accurately forecast customer demand and manufacture sufficient quantities of product that patients and health care providers request, and to manage inventory effectively. The failure to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Manufacturing of the Allurion Balloon requires capital expenditures and a highly-skilled workforce. There is a significant lead time to build and certify a new manufacturing facility. Although we believe our current facilities will give us adequate manufacturing capacity to meet demand for at least the next two years, we have, in the past, been unable to fill all incoming orders to meet growing demand. If we obtain FDA approval, we intend to rely on our existing manufacturing facilities to supply products in the U.S. If demand increases faster than we expect, or if we are unable to produce the quantity of goods that we expect with our current facilities, we may not be able to grow revenue at an optimal rate. There may be other negative effects from supply shortages, including loss of our reputation in the marketplace and a negative impact on our relationships with our distributors, which could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

On the other hand, if demand for our products declines, or if market supply surpasses demand, we may not be able to reduce manufacturing expenses or overhead costs proportionately. We have invested significantly in our manufacturing capacity. If an increase in supply outpaces the increase in market demand, or if demand decreases, the resulting oversupply could adversely impact our sales and result in the underutilization of our manufacturing capacity, higher inventory carrying costs and associated working capital, changes in revenue mix, and/or price erosion, any of which would lower our margins and adversely impact our financial results, which could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

Our business depends on maintaining our brand, reputation, and ongoing demand for our products and services, and a significant reduction in sentiment or demand could affect our results of operations.

Our success depends on awareness and the reputation of our brand, which depends on factors such as the safety and quality of our products, our communication activities, including marketing and education efforts, and our management of our heath care provider and patient experience. Maintaining, promoting and positioning our brand is important to expanding our customer base. This will depend largely on the success of our education and marketing efforts and our ability to provide a consistent, high-quality experience to health care providers and patients.

We may need to make substantial investments in the areas of education and marketing in order to maintain and enhance our brand and awareness of our products. Ineffective marketing, negative publicity, significant discounts by our competitors, product defects, serious adverse events and related liability litigation, failure to obtain regulatory approval or clearance for our products, counterfeit products, unfair labor practices and failure to protect our intellectual property rights are some of the potential threats to the strength of our business. We may need to make substantial expenditures to mitigate the impact of such threats.

We believe that maintaining and enhancing awareness of our products and brand in the countries in which we currently sell our products and in new countries where we have limited awareness or brand recognition is important to expanding our customer base. If we are unable to increase awareness of our products or enhance the strength of our brand in the countries in which we currently sell our products and in new countries, then our growth strategy could be adversely affected.

Risks Related to our Business and Industry

The medical device industry, and the market for weight loss and obesity in particular, is highly competitive. We also compete with companies that make weight loss drugs and other weight loss solutions outside the medical device industry. If our competitors are able to develop and market products that are safer, more effective, easier to use or more readily adopted by patients and health care providers, our commercial opportunities will be reduced or eliminated.

The medical device industry is highly competitive, subject to rapid change and significantly affected by new product introductions, results of clinical research, corporate combinations, actions by regulatory bodies, changes by public and private payers and other factors relating to our industry. We also compete with companies that make weight loss drugs and other weight loss solutions outside the medical device industry. Because of the market opportunity and the high growth potential of the non-surgical device market for weight loss and obesity, competitors and potential competitors have historically dedicated, and will continue to dedicate, significant resources to aggressively develop and commercialize their products.

Outside the U.S., we compete with a variety of local and regional competitive intragastric balloon manufacturers including SC MedSil, Medicone and Spatz Laboratories. In the U.S., there are three manufacturers with an intragastric balloon approved by the FDA at this time: Boston Scientific Corporation, ReShape Lifesciences, Inc. and Spatz FGIA Inc. All of these balloons require endoscopy and anesthesia for placement and/or removal. We also compete against the manufacturers of pharmaceuticals that are directed at treating weight loss, such as NovoNordisk, Eli Lilly, Roche Holding AG, GlaxoSmithKline plc, Arena Pharmaceuticals, Inc., VIVUS, Inc., Orexigen Therapeutics, Inc. and Gelesis Holdings, Inc.
At any time, these or other competitors may introduce new or alternative products that compete directly or indirectly with our products and services. They may also develop and patent products and processes earlier than we can or obtain regulatory clearance or approvals before we are able to obtain required approvals, which could impair our ability to develop and commercialize similar products or services. If clinical outcomes of procedures performed with our competitors’ products are, or are perceived to be, superior to the outcomes of treatments performed with our products, sales of our products could be negatively affected and our business, results of operations and financial condition could suffer.

Many of our competitors have significantly greater financial and other resources than we do, as well as:

•
well-established reputations and name recognition with key opinion leaders and health care provider networks;
•
an established base of long-time customers with strong brand loyalty;
•
products supported by long-term data;
•
longer operating histories;
•
significantly larger installed bases and distributors and established distribution channels;
•
greater existing market share in the obesity and weight management market;
•
broader product offerings;
•
greater ability to cross-sell products;
•
the ability to offer rebates or bundle products to offer higher discounts or incentives; and
•
more experience in conducting research and development, manufacturing, performing clinical trials and obtaining regulatory approvals or clearances.

Competition with these companies could result in significant price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations. In addition, competitors with greater financial resources than ours could acquire other companies to gain enhanced name recognition and market share, as well as new technologies or products that could effectively compete with our existing and future products, which may cause our revenues to decline and harm our business.

Continued international expansion of our business will expose us to business, regulatory, political, operational, financial and economic risks associated with doing business internationally.

Our products are registered to be sold in over 50 countries, and we operate subsidiaries in Australia, France, the United Arab Emirates, Hong Kong, the United Kingdom, Italy, Spain, Australia and Mexico. Our business strategy contemplates continued international expansion, including partnering with medical device distributors and introducing the Allurion Balloon and other products outside the U.S. The sale and shipment of our products internationally, as well as the purchase of components from international sources, subjects us to potential trade, import and export, and customs regulations and laws.

Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export or import privileges, seizure of shipments, restrictions on certain business activities and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.

In addition, several of the countries in which we sell our products or conduct our operations are, to some degree, subject to political, economic or social instability. Doing business in other countries outside the U.S. involves a number of other risks, including:

•
compliance with the free zone regime regulations under which the manufacturing sites operate;
•
different regulatory requirements for device approvals in international markets;
•
multiple, conflicting and changing laws and regulations such as tariffs and tax laws, export and import restrictions, employment laws, and other governmental approvals, permits and licenses;
•
potential failure by us or our distributors to obtain and/or maintain regulatory approvals for the sale or use of our products in various countries;
•
difficulties in managing global operations;
•
logistics and regulations associated with shipping products, including infrastructure conditions and transportation delays;
•
limits on our ability to penetrate international markets if our distributors do not execute successfully;
•
governmental price controls, differing reimbursement regimes and other market regulations;

•
financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable;
•
reduced protection for intellectual property rights, or lack of them in certain jurisdictions, forcing more reliance on our trade secrets, if available;
•
economic weakness, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;
•
failure to comply with the Foreign Corrupt Practices Act (the “FCPA”), including its books and records provisions and its anti-bribery provisions, by maintaining accurate information and control over sales activities and distributors’ activities;
•
unexpected changes in tariffs, trade barriers and regulatory requirements;
•
compliance with tax, employment, immigration and labor laws;
•
taxes, including withholding of payroll taxes;
•
currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•
workforce uncertainty in countries where labor unrest is more common than in the U.S.;
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business and shipping interruptions resulting from natural or other disasters including earthquakes, volcanic activity, hurricanes, floods and fires.

Any of these risks, if encountered, could harm our future international expansion and operations and, consequently, have an adverse effect on our financial condition, results of operations and cash flows.

We depend on a limited number of single source suppliers to manufacture our components, sub-assemblies and materials, which makes us vulnerable to supply shortages and price fluctuations.

We rely on single source suppliers for some of the components, sub-assemblies and materials for our products. These components, sub-assemblies and materials are critical and, for certain items, there are relatively few alternative sources of supply. These single source suppliers may be unwilling or unable to supply the necessary materials and components reliably and at the levels we anticipate or that are required by the market. We also have two suppliers with which we do not maintain a formal contractual relationship. We typically have at least a six month supply of the materials provided by each of these suppliers but we cannot guarantee that we could find an alternative before our inventory ran out and therefore the loss of these relationships could cause a substantial disruption to our business. We would also have little to no recourse if one of these two suppliers became unwilling or unable to continue to supply materials. While our suppliers have generally met our demand for their products and services on a timely basis in the past, we cannot guarantee that they will in the future be able to meet our demand for their products, either because of acts of nature, the nature of our agreements with those suppliers or our relative importance to them as a customer. Our suppliers may decide in the future to discontinue or reduce the level of business they conduct with us.

We have not qualified or obtained necessary regulatory approvals for additional suppliers for some of these components, sub-assemblies and materials, but we do carry a significant inventory of these items ourselves. While we believe that alternative sources of supply or sterilization may be available, we cannot be certain whether they will be available if and when we need them, or that any alternative suppliers or providers would be able to provide the quantity and quality of components, materials and sterilization that we would need to manufacture and ship our products if our existing suppliers and providers were unable to satisfy our requirements. To utilize other sources, we would need to identify and qualify new providers to our quality standards and obtain any additional regulatory approvals required to change providers, which could result in manufacturing delays and increase our expenses.

Our dependence on third parties subjects us to a number of risks that could impact our ability to manufacture our products and harm our business, including:

•
interruption of supply or sterilization resulting from modifications to, or discontinuation of, a third party’s operations;
•
delays in product shipments resulting from uncorrected defects, reliability issues or a third party’s failure to produce components or complete sterilizations that consistently meet our quality specifications;
•
price fluctuations due to a lack of long-term supply arrangements with our third parties for key components or sterilization requirements;
•
inability to obtain adequate supply or services in a timely manner or on commercially reasonable terms;
•
difficulty identifying and qualifying alternative third parties for the supply of components;

•
inability of third parties to comply with applicable provisions of the FDA’s QSR, or other applicable laws or regulations enforced by the FDA, foreign and state regulatory authorities;
•
inability to ensure the quality of products manufactured or sterilization conducted by third parties;
•
production delays related to the evaluation and testing of products and services from alternative third parties and corresponding regulatory qualifications; and
•
delays in delivery by our suppliers and service providers.

Although we require our third-party suppliers and providers to supply us with components and services that meet our specifications and other applicable legal and regulatory requirements in our agreements and contracts, and we perform incoming inspection, testing or other acceptance activities to ensure the components meet our requirements, there is a risk that these third parties will not always act consistently with our best interests, and may not always supply components or provide services that meet our requirements or in a timely manner.

Negative publicity, product defects and any resulting litigation concerning our products or our competitors’ products could harm our reputation and reduce demand for the Allurion Balloon, either of which could negatively impact our financial results.

The responses of potential patients, health care providers, the media, legislative and regulatory bodies and others to information about complications or alleged complications of our products, or products liability litigation against us or our competitors, could result in negative publicity and could materially reduce market acceptance of our products. These responses or any investigations and potential resulting negative publicity may have a material adverse effect on our business and reputation and negatively impact our financial condition, results of operations or the market price of our common stock. In addition, significant negative publicity could result in an increased number of product liability claims against us.

We depend on our senior management team and the loss of one or more key employees or an inability to attract and retain highly skilled employees could harm our business.

Our success largely depends upon the continued services of our executive management team and key employees and the loss of one or more of our executive officers or key employees could harm us and directly impact our financial results. Although we have entered into employment agreements with some of our executive officers and key employees, each of them may terminate their employment with us at any time. Changes in our executive management team resulting from the hiring or departure of executives could disrupt our business. We could experience disruptions as each of these individuals begins to integrate into the business and build his or her respective departments. Alternatively, our Chief Executive Officer, Shantanu Gaur, has been with us since inception and has been instrumental in building operational capabilities, raising capital and guiding product development and regulatory strategy. If Dr. Gaur was no longer working at our company, our industry credibility and operational capabilities would be harmed.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for skilled personnel is intense, especially for engineers with high levels of experience in designing and developing medical devices and for sales executives. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize medical devices.

Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, either because we are a public company or otherwise, it may harm our ability to recruit and retain highly skilled employees. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.

We may acquire other businesses or form joint ventures or make investments in other companies or technologies in the future. If we are not successful in integrating these businesses, as well as identifying and controlling risks associated with the past operations of these businesses, we may incur significant costs, receive penalties or other sanctions from various regulatory agencies, and/or incur significant diversions of management time and attention.

We believe our business growth will be enhanced if we continually seek opportunities to enhance and broaden our product offerings. As part of our business strategy, we may pursue acquisitions or licenses of assets, or acquisitions of businesses. We also may pursue strategic alliances and joint ventures that leverage our core technology and industry experience to expand our product offerings or sales and distribution resources.

However, we may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could have an adverse effect on our financial condition, results of operations and cash flows. Integration of an acquired company may also disrupt ongoing operations and require management resources that would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could have a negative effect on our results of operations.

We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, license, strategic alliance or joint venture. To finance such a transaction, we may choose to issue common stock as consideration, which would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other companies or fund a joint venture project using our shares as consideration. Alternatively, it may be necessary for us to raise additional funds for acquisitions through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all.

We do not know whether we will be able to successfully integrate any acquired business, product or technology. The success of any given acquisition may depend on our ability to retain any key employees related thereto, and we may not be successful at retaining or integrating such key personnel. Integrating any business, product or technology we acquire could be expensive and time-consuming, disrupt our ongoing business, impact our liquidity, and/or distract our management. If we are unable to integrate any acquired businesses, products or technologies effectively, our business may suffer. Whether as a result of unsuccessful integration, unanticipated costs, including those associated with assumed liabilities and indemnification obligations, negative accounting impact, or other factors, we may not realize the economic benefits we anticipate from acquisitions. In addition, any amortization or charges resulting from the costs of acquisitions could increase our expenses.

If changes in the economy and/or consumer spending, consumer preference and other trends reduce consumer demand for our products, our sales and profitability would suffer.

We are subject to the risks arising from adverse changes in general economic and market conditions. Certain elective procedures, including those for weight loss, are typically not covered by insurance. Adverse changes in the economy may cause consumers to reassess their spending choices, which could have an adverse effect on consumer spending, reduce the demand for these procedures, and therefore have an adverse effect on our revenues. Furthermore, consumer preferences and trends may shift due to a variety of factors, including changes in demographic and social trends, public health initiatives and product innovations, which may reduce consumer demand for our products.

Our overall performance depends, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the U.S. and abroad. Impacts of such economic weakness include:

•
falling overall demand for goods and services, leading to reduced profitability;
•
reduced credit availability;
•
higher borrowing costs;
•
reduced liquidity;
•
volatility in credit, equity and foreign exchange markets; and
•
bankruptcies.

These developments could lead to supply chain disruption, inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect our business and our results of operations. As our customers react to global economic conditions and the potential for a global recession, we may see them reduce spending on our products and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity. Reductions in spending on our products, delays in purchasing decisions, failure to complete the Allurion Program, and inability to attract new customers, as well as pressure for extended billing terms or pricing discounts, would limit our ability to grow our business and negatively affect our operating results and financial condition.

We expect to significantly increase the size of our organization; as a result, we may encounter difficulties in managing our growth, which could disrupt our operations and/or increase our net losses.

As of September 30, 2023, we had 268 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of regulatory affairs, clinical and sales and marketing. We also intend to continue to improve our operational, financial and management controls, reporting systems and procedures, which may require additional personnel. Such growth could place a strain on our administrative and operational infrastructure, and/or our managerial abilities, and we may not be able to make improvements to our management information and control systems in an efficient or timely manner. We may discover deficiencies in existing systems and controls.

Many of these employees will be in countries outside of our corporate headquarters, which adds additional complexity. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We may not be able to effectively manage these activities. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

•
managing our clinical trials effectively, which we anticipate being conducted at numerous clinical sites;
•
identifying, recruiting, maintaining, motivating and integrating additional employees with the expertise and experience we will require, in multiple countries;
•
managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;
•
managing additional relationships with various distributors, suppliers, and other third parties;
•
improving our managerial, development, operational and finance reporting systems and procedures; and
•
expanding our facilities.

Our failure to accomplish any of these tasks could prevent us from growing successfully. Any inability to manage growth could delay the execution of our business plans or disrupt our operations. We may also be exposed or subject to additional unforeseen or undisclosed liabilities as well as increased levels of indebtedness.

We may be subject to substantial warranty or product liability claims or other litigation in the ordinary course of business that may adversely affect our business, financial condition and operating results.

We face an inherent risk of product liability exposure related to the sale of the Allurion Balloon and any products in clinical studies. The marketing, sale and use, misuse or off-label use of the Allurion Balloon and our other current and future products could lead to the filing of product liability claims against us if someone alleges that our products failed to perform as designed or caused significant adverse events in patients. We may also be subject to liability for a misunderstanding of, or inappropriate reliance upon, the information we provide. If we cannot successfully defend ourselves against claims that the Allurion Balloon or our other current or future products caused injuries, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•
decreased demand for any products we may develop;
•
injury to our reputation and significant negative media attention;
•
withdrawal of patients from clinical studies or cancellation of studies;
•
significant costs to defend the related litigation and distraction to our management team;
•
substantial monetary awards to plaintiffs;
•
loss of revenue; and
•
the inability to commercialize any products that we may develop.

We currently hold $5.0 million in product liability insurance coverage, which may not be adequate to cover all liabilities we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Any future collaboration agreements (including with respect to product distribution or commercialization) we may enter into with respect to our current or future products may place the development or commercialization of such products outside our control, or may otherwise be on terms unfavorable to us.

We may enter into additional collaboration agreements with third parties with respect to our current or future products, including for distribution or commercialization in or outside the U.S. Our likely collaborators for any distribution, marketing, licensing or other collaboration arrangements include large and mid-size medical device and diagnostic companies, regional and national medical device and diagnostic companies, and distribution or group purchasing organizations. We will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our products. Our ability to generate revenue from these arrangements will depend in part on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

We rely on third parties to conduct certain components of our clinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such studies, which could interfere with or delay our ability to get regulatory approval or commercialize our products.

We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to perform various functions for our clinical trials. Our reliance on third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. We remain responsible for ensuring that each of our clinical studies is conducted in accordance with the general investigational plan and protocols for the study. Moreover, the International Council for Harmonization and the FDA require us to comply with standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical studies to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of patients in clinical studies are protected. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical studies in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our planned products and will not be able to, or may be delayed in our efforts to, successfully commercialize our planned products.

The failure of third parties to meet their contractual, regulatory, and other obligations could adversely affect our business.

We rely on suppliers, vendors, outsourcing partners, consultants, alliance partners and other third parties to research, develop, manufacture and commercialize our products and manage certain parts of our business. Using these third parties poses a number of risks, such as: (i) they may not perform to our standards or legal requirements; (ii) they may not produce reliable results; (iii) they may not perform in a timely manner; (iv) they may not maintain confidentiality of our proprietary information; (v) disputes may arise with respect to ownership of rights to technology developed with our partners; and (vi) disagreements could cause delays in, or termination of, the research, development or commercialization of our products or result in litigation or arbitration.

Moreover, some third parties are located in markets subject to political and social risk, corruption, infrastructure problems and natural disasters, in addition to country-specific privacy and data security risk given current legal and regulatory environments. Failure of third parties to meet their contractual, regulatory, and other obligations may materially affect our business.

We have significant exposure to the economic and political situations in emerging market countries, and developments in these countries could materially impact our financial results, or our business more generally.

Many of the countries in which our products are sold are emerging markets. Our global growth strategy contemplates the expansion of our existing sales activities in Latin America, the Middle East, Africa and the Asia-Pacific region. Our exposure to emerging markets has increased in recent years, as have the number and importance of our distributor arrangements. Economic and political developments in the emerging markets, including economic crises, currency inflation, or political instability, have had in the past, and may have in the future, a material adverse effect on our financial condition and results of operations. Moreover, as these markets continue to grow, competitors may seek to enter these markets and existing market participants will likely try to aggressively protect or increase their market shares. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share, which could have an adverse effect on our financial condition and results of operations.

Risks Related to Government Regulation

The regulatory approval process is expensive, time consuming and uncertain, and may prevent us from obtaining approvals for the commercialization of the Allurion Balloon or our planned products.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of medical devices are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, where regulations differ from country to country. Our products are registered to be sold in over 50 countries, but we are not permitted to market our products in the U.S. until we receive the requisite approval or clearance from the FDA; we have not received such FDA approval to date. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including the following:

•
warning or untitled letters;
•
civil or criminal penalties and fines;
•
injunctions;
•
suspension or withdrawal of regulatory approval;

•
suspension of any ongoing clinical studies;
•
voluntary or mandatory product recalls and publicity requirements;
•
refusal to accept or approve applications for marketing approval of new devices or supplements to approved applications filed by us;
•
restrictions on operations, including costly new manufacturing requirements; or
•
seizure or detention of our products or import bans.

Prior to receiving approval to commercialize any of our products in the U.S. or abroad, we may be required to demonstrate with substantial evidence from preclinical and well-controlled clinical studies, to the satisfaction of the FDA or other regulatory authorities abroad, that such products are safe and effective for their intended uses. Results from preclinical studies and clinical studies can be interpreted in different ways. Even if we believe the preclinical or clinical data for our products are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering any of our products to humans may produce undesirable side effects, which could interrupt, delay or cause suspension of clinical studies of our planned products and result in the FDA or other regulatory authorities denying approval of our products for any or all targeted indications.

Regulatory approval from the FDA is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical studies, or perform additional preclinical studies and clinical studies. For example, we previously conducted a clinical trial on the Allurion Balloon and submitted a PMA based on data from that trial. When the FDA requested additional data, we withdrew the PMA and sought FDA approval to conduct our AUDACITY trial, which the FDA granted in 2021. We are currently conducting that clinical trial. The number of preclinical studies and clinical studies that will be required for FDA approval varies depending on the product, the indication that the product is designed to address and the regulations applicable to any particular product. The FDA can delay, limit or deny approval of a planned product for many reasons, including, but not limited to, the following:

•
a planned product or one or more of its features may not be deemed safe or effective;
•
the FDA may not find the data from preclinical studies and clinical studies sufficient;
•
the FDA might not approve our manufacturing or our third-party supplier’s processes or facilities; or
•
the FDA may change its approval policies or adopt new regulations.

If the Allurion Balloon or any of our other products fail to demonstrate safety and efficacy in preclinical and clinical studies or do not gain requisite regulatory approval, our business and results of operations will likely be harmed.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Upon receipt of regulatory approval to market the Allurion Balloon in a given jurisdiction, we are (or will be) subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.

When a regulatory approval is obtained, the approved product and its manufacturer are subject to continual review by regulatory authorities (including, if applicable, the FDA). Our non-U.S. regulatory approvals for the Allurion Balloon, as well as any future regulatory approval that we receive for the Allurion Balloon or for any of our other products, may be subject to limitations on the indicated uses for which the product may be marketed. Future approvals may contain requirements for potentially costly post-marketing follow-up studies to monitor the safety and efficacy of the approved product. In addition, we are subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for our products. In addition, we are required to comply with regulations regarding the manufacture of the Allurion Balloon, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must inspect these manufacturing facilities and determine they are in compliance with FDA good manufacturing practice requirements as set forth in the QSR before the products can be approved. These facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with the QSR and similar regulations. If we or a third party discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing.

If patients using our products experience adverse events or other undesirable side effects, regulatory authorities could withdraw or modify our regulatory approvals, which would adversely affect our reputation and commercial prospects and/or result in other significant negative consequences.

Undesirable side effects caused by the Allurion Balloon could cause us, the FDA or other applicable regulatory authorities to interrupt, delay or halt clinical trials, and could result in more restrictive labeling than originally required, cause the FDA or other regulatory authorities to subsequently withdraw or modify our PMA, if we obtain approval, or other regulatory approvals, or result in the delay or denial of regulatory approval by regulatory authorities. For example, in the 1980s and early 1990s, the FDA required post-market safety and efficacy data be collected on an earlier version of an intragastric balloon after patients suffered severe side effects and complications with the device, which ultimately resulted in the withdrawal of the PMA approval.

As of September 30, 2023, we had sold over 130,000 units of the Allurion Balloon in international markets. In our commercial experience, the serious adverse event, or “SAE”, rate has been less than 0.2% and has been similar to the SAE profile reported in the literature.

If we are unable to demonstrate that any adverse events are not related to our product, the FDA or other regulatory authorities could order us to cease further development of, require more restrictive indications for use and/or additional warnings, precautions and/or contraindications in the labeling than originally required, or delay or deny approval of any of our products. Even if we are able to do so, such event(s) could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our products, the commercial prospects of such product may be harmed and our ability to generate product revenues from our product may be delayed or eliminated. Any of these occurrences may harm our ability to develop other products, and may harm our business, financial condition and prospects significantly.

In addition, we or others may later identify undesirable side effects caused by the product (or any other similar product), resulting in potentially significant consequences, including:

•
regulatory authorities may withdraw or limit their approval of the product;
•
regulatory authorities may require the addition of labeling statements, such as a contraindication;
•
we may be required to change the way the product is distributed or administered, conduct additional clinical trials or change the labeling of the product;
•
we may be required to correct or remove the product from the marketplace or decide to conduct a voluntary recall;
•
we may decide to alert physicians through customer notifications;
•
regulatory authorities may use publicity such as a press release to alert our customers and the public of the issue;
•
health care providers and patients may be dissatisfied, seek refunds and refuse to use our products;
•
we could be sued and held liable for injury caused to individuals using our product; and
•
our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the Allurion Balloon and could substantially increase the costs of commercializing our product and significantly impact our ability to successfully commercialize our product and generate product sales.

Health care reform measures could hinder or prevent our planned products’ commercial success.

In the U.S., there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the health care system in ways that could affect our future revenue and future profitability and the future revenue and future profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation, that could result in significant changes to the health care system, some of which are intended to contain or reduce the costs of medical products and services. For example, one of the most significant health care reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or “PPACA”, was enacted in 2010. The PPACA contains a number of provisions, including those governing enrollment in federal health care programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government health care programs and will result in the development of new programs.

There have been judicial and Congressional challenges to certain aspects of the PPACA, as well as executive efforts to repeal or replace certain aspects of the PPACA. The Tax Cuts and Jobs Act passed in 2017 included a provision that would repeal one of the primary pillars of the law, the PPACA’s individual mandate penalty, which essentially assessed a monetary penalty or fine on certain individuals who fail to maintain qualifying health coverage for all or part of a year. The U.S. Congress may consider other legislation to repeal or replace elements of the PPACA on a provision-by-provision basis. We cannot assure you that the PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to health care reform will affect our business.

While the result of these efforts is not yet known, any changes that result in price controls, reduce access to and reimbursement for care, or add additional regulations may have an adverse effect on our financial condition and results of operations.

We cannot predict the impact that such actions against the PPACA or other health care reform under the Biden administration will have on our business, and there is uncertainty as to what health care programs and regulations may be implemented or changed at the federal and/or state level in the U.S., or the effect of any future legislation or regulation. However, it is possible that such initiatives could have an adverse effect on our ability to obtain approval and/or successfully commercialize products in the U.S. in the future. For example, any changes that reduce, or impede the ability to obtain, reimbursement for the type of products we intend to commercialize in the U.S. (or our products more specifically, if approved) or reduce medical procedure volumes could adversely affect our business plan to introduce our products in the U.S.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Budget Control Act of 2011 and subsequent legislation resulted in reductions to Medicare payments to providers of up to 2% per fiscal year to 2030 unless additional Congressional action is taken. In addition, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, cancer centers and other treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We cannot predict whether any additional legislative changes will affect our business.

There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of health care. The implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from our products and product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop future product candidates. We cannot predict the initiatives that may be adopted in the future or their full impact. The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care may adversely affect:

•
the demand for our product(s) and product candidates, if approved;
•
our ability to set a price that we believe is fair for our products;
•
our ability to generate revenue and achieve or maintain profitability; and
•
the availability of capital.

If we fail to comply with health care regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Even though we do not and will not control referrals of health care services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state health care laws and regulations pertaining to fraud and abuse and patients’ rights may be applicable to our business. If we are approved by the FDA to market our products in the U.S., we could be subject to health care fraud and abuse, transparency, and patient privacy regulation by both the federal government and the states in which we conduct our business.

Similar regulations would also apply to our business in countries where we have direct sales operations where there are different regulations at European and national levels. There is a high degree of complication in complying with the different levels of regulation and the singular differences in the different countries and markets.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in Medicare, Medicaid and other federal health care programs, additional reporting and government oversight, if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. Any such penalties or curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal, state or international privacy, security and fraud laws may prove costly.

We have obtained the authorization to distribute our products in regions/countries through the certification of our Quality System by the corresponding regulatory entities. Failing to demonstrate that our Quality System is in place and consistently and systematically ensures compliance with regulations from such regions/countries might imply losing the certifications and as such, the rights to freely distribute the products which would adversely impact our revenue and reputation.

We have not historically maintained a compliance policy relating to U.S. economic sanctions, export controls or anti-corruption laws and regulations. U.S. and foreign sanctions, export controls, and anti-corruption laws and regulations create the potential for significant liabilities, penalties and reputational harm.

We have not historically maintained a compliance policy relating to U.S. economic sanctions, export controls or anti-corruption laws and regulations. U.S. and foreign sanctions, export controls, and anti-corruption laws and regulations create the potential for significant liabilities, penalties and reputational harm. We are subject to a number of laws and regulations governing commercial activities with and payments and contributions to third parties, including restrictions imposed by the FCPA, as well as trade sanctions and export control laws administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), the U.S. Department of Commerce and the U.S. Department of State.

The FCPA prohibits bribery of foreign governments and their officials and political parties and requires U.S. public companies to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various export control laws and regulations and economic sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals.

Similar laws in non-U.S. jurisdictions, such as EU sanctions or the U.K. Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, sanctions or export control laws, may also impose stricter or more onerous requirements than U.S. economic sanctions, export controls, and anti-corruption laws and regulations, and implementing compliance measures may disrupt our business or cause us to incur significantly more costs. Different laws may also contain conflicting provisions, making compliance more difficult. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could materially and adversely affect our business, results of operations and financial condition.

While we have implemented policies and procedures designed to promote compliance by us and our personnel with the FCPA and other anti-corruption laws, they may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-corruption, sanctions or export control laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business, financial condition and results of operations.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. On March 10, March 12, and May 1, 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control and was appointed receiver of Silicon Valley Bank (“SVB”), Signature Bank, and First Republic Bank, respectively, after each bank was unable to continue its operations. We are unable to predict the extent or nature of the impacts of the failures of SVB, Signature Bank and First Republic Bank and related circumstances at this time. Similarly, we cannot predict the impact that the high market volatility and instability of the banking sector more broadly could have on economic activity and our business in particular.

The failure of other banks and financial institutions and measures taken, or not taken, by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

Risks Related to Intellectual Property

The medical device industry is characterized by patent litigation and we could become subject to litigation that could be costly, result in the diversion of management’s time and efforts, require us to pay damages or prevent us from marketing our existing or future products.

Patent litigation is prevalent in the medical device and diagnostic sectors. Our commercial success depends in part upon our ability and that of our distributors, contract manufacturers, and suppliers to manufacture, market, and sell our planned products, and to use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights or intellectual property of third parties. We are, and in the future may become, party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology. Third parties may assert infringement claims against us based on existing or future intellectual property rights. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that we may be accused of infringing. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Accordingly, third parties may assert infringement claims against us based on intellectual property rights that exist now or arise in the future. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. Medical device and diagnostic industries have produced a significant number of patents and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use or manufacture. The scope of protection afforded by a patent is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that the relevant product or methods of using the product either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable and we may not be able to do this. Proving invalidity is difficult. For example, in the U.S., proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources, and we may not have sufficient resources to bring these actions to a successful conclusion.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third-party to continue developing and marketing our products and technology. We may also elect to enter into such a license in order to settle pending or threatened litigation. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us, and could require us to pay significant royalties and other fees. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our planned products in commercially important territories, or force us to cease some of our business operations, which could harm our business. Many of our employees were previously employed at, and many of our current advisors and consultants are employed by, universities or other biotechnology, medical device or pharmaceutical companies, including our competitors or potential competitors. Although we instruct our employees, advisors and consultants not to, and otherwise endeavor to ensure that they do not, use or disclose the proprietary information or know-how of others in their work for us, we may be subject to claims that we, or these service providers, have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such service providers’ current or former employer or other third party. These and other claims that we have misappropriated the confidential information or trade secrets of third parties can have a similar negative impact on our business to the infringement claims discussed above.

Even if we are successful in defending against intellectual property claims, litigation or other legal proceedings relating to such claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of litigation or other intellectual property related proceedings could have a material adverse effect on our ability to compete in the marketplace.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

The U.S. enacted and implemented the America Invents Act of 2011, a wide-ranging patent reform legislation. Further, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain future patents, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the U.S. Patent and Trademark Office, or USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents or future patents.

If we fail to comply with our obligations in our intellectual property agreements, we could lose intellectual property rights that are important to our business.

We are a party, and expect to become party in the future, to certain intellectual property agreements that impose various obligations on us. If we fail to comply with these obligations, any licensor may have the right to terminate such agreements, in which event we may not be able to develop and market any product that is covered by such agreements. Termination of such agreements, or reduction or elimination of our rights under such agreements, may result in our having to negotiate new or reinstated arrangements on less favorable terms, or our not having sufficient intellectual property rights to operate our business. The occurrence of such events could harm our business and financial condition.

The risks described elsewhere in this Quarterly Report on Form 10-Q pertaining to our intellectual property rights also apply to any intellectual property rights that we may license, and any failure by us or any future licensor to obtain, maintain, defend and enforce these rights could have a material adverse effect on our business.

If we are not able to obtain and maintain intellectual property protection for our products and technologies, or if the scope of our patents is not sufficiently broad, we may not be able to effectively maintain our market leading technology position.

As of September 30, 2023, we own or have rights to 17 issued and four pending patents in the United States related to various aspects of the Allurion Balloon such as a swallowable, self-deflating and naturally passing gastric balloon, improvements to the fill and release valves therein, methods for deploying and releasing a gastric balloon within the body, and next generation fill and release valves. In addition, we have 35 issued and five patents pending outside of the United States. Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the U.S. and in other countries with respect to our proprietary technology and products.

The patent position of medical device and diagnostic companies generally is highly uncertain and involves complex legal and factual questions which are dependent upon the current legal and intellectual property context, extant legal precedent and interpretations of the law by individuals, and for which legal principles remain unresolved. In recent years, patent rights have been the subject of significant litigation. As a result, the issuance, scope, validity, enforceability and commercial value of the patent rights we rely on are highly uncertain.

Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Pending and future patent applications may not result in patents being issued at all, may not result in patents being issued in a manner which protect our technology or products, or may not result in patents being issued which effectively prevent others from commercializing competitive technologies and products. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the U.S., the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we or were the first to file for patent protection of such inventions. If third parties have filed prior patent applications on inventions claimed in our patents or applications that were filed on or before March 15, 2013, an interference proceeding in the U.S. can be initiated by such third parties to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. If third parties have filed such prior applications after March 15, 2013, a derivation proceeding in the U.S. can be initiated by such third parties to determine whether our invention was derived from theirs. The determination that a patent application or patent claim meets all the requirements for patentability is a subjective determination based on the application of law and jurisprudence. The ultimate determination by the USPTO, or by a court or other trier of fact in the U.S., or corresponding foreign national patent offices or courts, on whether a claim meets all requirements of patentability cannot be assured. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our owned (jointly or fully) or licensed-in patents or patent applications.

We cannot provide assurances that any invention that is the subject of our patent applications, whether licensed-in or owned jointly or completely by us, will be found to be patentable, including over our own prior art publications or patent literature, or any such that application will result in an issued patent. We cannot make assurances as to the scope of any claims that may issue from our pending and future patent applications or to the outcome of any proceedings by any potential third parties that could challenge the patentability, validity or enforceability of our patents and patent applications in the U.S. or foreign jurisdictions. Any such challenge, if successful, could limit patent protection for our technology and products and/or materially harm our business.

Even if the patent applications we rely on issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and the patents we rely on may be challenged in the courts or patent offices in the U.S. and abroad. There is no assurance that all the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it may be used to invalidate a patent, or may prevent a patent from issuing from a pending patent application. For example, such patent filings may be subject to a third-party submission of prior art to the USPTO or to other patent offices around the world.

Alternately or additionally, we may become involved in post-grant review procedures, oppositions, derivation proceedings, ex parte re-examinations, inter partes review, supplemental examinations, or interference proceedings or challenges in district court, in the U.S. or in various foreign patent offices, including both national and regional, challenging patents or patent applications in which we have rights, including patents on which we rely to protect our business. Patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage. An adverse determination in any such challenge may result in loss of the patent or in patent application or patent claims being narrowed, invalidated or held unenforceable, in whole or in part, or in denial of the patent application or loss or reduction of the scope of one or more claims of the patent or patent application, any of which could limit our ability to stop or prevent us from stopping others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.

As another example, a European Unified Patent Court (“UPC”) has entered into force on June 1, 2023. The UPC is a common patent court to hear patent infringement and revocation proceedings effective for member states of the European Union. This could enable third parties to seek revocation of any of our European patents or licensed-in European patents in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which any such European patent is validated. Any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time, and may adversely affect our ability to enforce our European patents, whether owned or licensed-in, or defend the validity thereof. We, or any future licensor, may decide to opt out our European patents and patent applications from the UPC. If certain formalities and requirements are not met, however, these European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our owned (jointly or fully) or licensed-in European patents or European patent applications will avoid falling under the jurisdiction of the UPC, if we, or any future licensor, decide to opt out of the UPC. Our competitors, who may have greater resources and may have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use, and sell our technologies and products. Given the amount of time required for the development, testing and regulatory review of new planned products, patents protecting such products might expire before or shortly after such products are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours or otherwise provide us with a competitive advantage.

Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of the patents we rely on or narrow the scope of our patent protection. The laws of other countries may not protect our rights to the same extent as the laws of the U.S. For example, patent laws in various jurisdictions, including jurisdictions covering significant commercial markets, such as the European Patent Office, China and Japan, restrict the patentability of methods of treatment of the human body more than U.S. law does. If these developments were to occur, they could have a material adverse effect on our ability to generate revenue. There may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the U.S. for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns. Countries other than the U.S. may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop, and market competing products. Countries other than the U.S. may, under certain circumstances, force us to grant a license under our patents to a competitor, thus allowing the competitor to compete with us in that jurisdiction or forcing us to lower the price of our product in that jurisdiction.

Furthermore, the degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•
it is possible that one or more of our pending patent applications will not become an issued patent or, if issued, that the patent(s) claims will have sufficient scope to protect all of our planned products, provide us with commercially viable patent protection or provide us with any competitive advantages;
•
if our pending applications issue as patents, they may be challenged by third parties as invalid or unenforceable under U.S. or foreign laws;
•
we may not successfully commercialize all of our planned products, if approved, before our relevant patents expire;
•
we may not be the first to make the inventions covered by each of our patents and pending patent applications; or
•
we may not develop additional proprietary technologies or products that are separately patentable.

In addition, to the extent that we are unable to obtain and maintain patent protection for our technologies or product, or in the event that such patent protection expires, it may no longer be cost-effective to extend our portfolio by pursuing additional development of any future products.

If our trademarks and tradenames are not adequately protected, then we may not be able to build name recognition in our markets and our business may be adversely affected.

We rely on trademarks, service marks, tradenames and brand names to distinguish our products from the products of our competitors, and have registered or applied to register these trademarks. We cannot assure you that our trademark applications will be approved. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in proceedings before the USPTO and comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources towards advertising and marketing new brands. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. Certain of our current or future trademarks may become so well known by the public that their use becomes generic and they lose trademark protection. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business, financial condition and results of operations may be adversely affected.

We may be subject to claims that we or our employees have misappropriated the intellectual property of a third party, including trade secrets or know-how, or are in breach of non-competition or non-solicitation agreements with our competitors.

Many of our employees and consultants were previously employed at or engaged by other medical device, biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees, consultants and contractors may have executed proprietary rights, non-disclosure and non-competition agreements in connection with such employment. Although we instruct our employees and consultants not to, and otherwise endeavor to ensure that they do not, use or disclose the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we or these individuals have, inadvertently or otherwise, misappropriated the intellectual property or disclosed the alleged trade secrets or other proprietary information of such employers or competitors.

Additionally, we may be subject to claims from third parties challenging our ownership interest in intellectual property we regard as our own, based on claims that our employees or consultants have breached an obligation to assign inventions to another employer, to a former employer, or to another person or entity. Litigation may be necessary to defend against any other claims, and it may be necessary or we may desire to enter into a license to settle any such claim; however, there can be no assurance that we would be able to obtain a license on commercially reasonable terms, if at all. If our defense to those claims fails, in addition to paying monetary damages, a court could prohibit us from using technologies or features that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate technologies or features that are important or essential to our products could have a material adverse effect on our business, financial condition and results of operations, and may prevent us from selling our products. In addition, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could have an adverse effect on our business, financial condition and results of operations.

Others may challenge inventorship or claim an ownership interest in our intellectual property which could expose us to litigation and have a significant adverse effect on our prospects.

Determinations of inventorship can be subjective. While we undertake to accurately identify correct inventorship of inventions made on our behalf by our employees, consultants and contractors, an employee, consultant or contractor may disagree with our determination of inventorship and assert a claim of inventorship. Any disagreement over inventorship could result in our being forced to defend our determination of inventorship in a legal action, which could result in substantial costs and be a distraction to our senior management and scientific personnel.

While we typically require employees, consultants and contractors who may develop intellectual property on our behalf to execute agreements assigning such intellectual property to us, we may be unsuccessful in obtaining execution of assignment agreements with each party who in fact develops intellectual property that we regard as our own. If we are unsuccessful in obtaining assignment agreements from an employee, consultant or contractor who develops intellectual property on our behalf, the employee, consultant or contractor may later claim ownership of the invention. Any disagreement over ownership of intellectual property could result in our losing ownership, or exclusive ownership, of the contested intellectual property, paying monetary damages and/ or being enjoined from clinical testing, manufacturing and marketing of the affected product candidate(s). Even if we are successful in defending against such claims, a dispute could result in substantial costs and be a distraction to our senior management and scientific personnel.

We may become involved in legal proceedings to protect or enforce our intellectual property rights, which could be expensive, time consuming, or unsuccessful.

Competitors may infringe or otherwise violate the patents we rely on, or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Any claims that we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property rights. In addition, in an infringement proceeding, a court may decide that a patent we are asserting is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the patents we are asserting do not cover the technology in question. With respect to a counterclaim of invalidity, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. An adverse result in any litigation proceeding could put one or more patents at risk of being invalidated or interpreted narrowly, prevent us from stopping the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. If any of our patents are found invalid or unenforceable, or construed narrowly, our ability to stop the other party from launching a competitive product would be materially impaired. Further, such adverse outcomes could limit our ability to assert those patents against future competitors. Loss of patent protection would have a material adverse impact on our business.

Even if we establish infringement of any of our patents by a competitive product, a court may decide not to grant an injunction against further infringing activity, thus allowing the competitive product to continue to be marketed by the competitor. It is difficult to obtain an injunction in U.S. litigation and a court could decide that the competitor should instead pay us a “reasonable royalty” as determined by the court, and/or other monetary damages. A reasonable royalty or other monetary damages may or may not be an adequate remedy. Loss of exclusivity and/or competition from a related product would have a material adverse impact on our business.

Litigation often involves significant amounts of public disclosures. Such disclosures could have a materially adverse impact on our competitive position or our stock prices. During any litigation, we would be required to produce voluminous records related to our patents and our research and development activities in a process called discovery. The discovery process may result in the disclosure of some of our confidential information. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments.

Litigation is inherently expensive, and the outcome is often uncertain. Any litigation likely would substantially increase our operating losses and reduce our resources available for development activities. Further, we may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. As a result, we may conclude that even if a competitor is infringing any of our patents, the risk adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of Allurion or our stockholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

Concurrently with an infringement litigation, third parties may also be able to challenge the validity of our patents before administrative bodies in the U.S. or abroad. Such mechanisms include re-examination, post grant review and equivalent proceedings in foreign jurisdictions, e.g., opposition proceedings. Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover our products, potentially negatively impacting any concurrent litigation.

Interference or derivation proceedings provoked by third parties or brought by the USPTO or any other patent authority may be necessary to determine the priority of inventions or other matters of inventorship with respect to patents and patent applications. In addition to challenges during litigation, third parties can challenge the validity of our patents in the U.S. using post-grant review and inter partes review proceedings, which some third parties have been using to cause the cancellation of selected or all claims of issued patents of competitors. For a patent filed March 16, 2013 or later, a petition for post-grant review can be filed by a third party in a nine- month window from issuance of the patent. A petition for inter partes review can be filed immediately following the issuance of a patent if the patent has an effective filing date prior to March 16, 2013. A petition for inter partes review can be filed after the nine-month period for filing a post-grant review petition has expired for a patent with an effective filing date of March 16, 2013 or later. Post-grant review proceedings can be brought on any ground of invalidity, whereas inter partes review proceedings can only raise an invalidity challenge based on published prior art and patents. These adversarial actions at the USPTO review patent claims without the presumption of validity afforded to U.S. patents in lawsuits in U.S. federal courts and use a lower burden of proof than used in litigation in U.S. federal courts. Therefore, it is generally considered easier for a competitor or third party to have a U.S. patent invalidated in a USPTO post-grant review or inter partes review proceeding than invalidated in a litigation in a U.S. federal court. If any of our patents are challenged by a third party in such a USPTO proceeding, there is no guarantee that we or any future licensors or collaborators will be successful in defending the patent, which may result in a loss of the challenged patent right to us. We may become involved in proceedings, including oppositions, interferences, derivation proceedings inter partes reviews, patent nullification proceedings, or re-examinations, challenging our patent rights or the patent rights of others, and the outcome of any such proceedings are highly uncertain. An adverse determination in any such proceeding could reduce the scope of, or invalidate, important patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Our business also could be harmed if a prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Litigation or other proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may also become involved in disputes with others regarding the ownership of intellectual property rights. If we are unable to resolve these disputes, we could lose valuable intellectual property rights.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical or management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our Common Stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could have an adverse effect on our ability to compete in the marketplace.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected, harming our business and competitive position.

In addition to our patented technology and products, we rely upon confidential proprietary information, including trade secrets, unpatented know-how, technology and other proprietary information, to develop and maintain our competitive position. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in the market. Although we have taken steps to protect our confidential proprietary information, in part, by confidentiality agreements with our employees and our collaborators, consultants, vendors and advisors, we cannot provide assurances that all such agreements have been duly executed. Third parties may still obtain this information or may come upon this or similar information independently, and we cannot be certain that our trade secrets and other confidential information will not be disclosed or that competitors will not otherwise gain access to our trade secrets, or that technology relevant to our business will not be independently developed by a person that is not a party to such an agreement. Furthermore, if the employees, consultants, collaborators, vendors or advisors that are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. Further, our trade secrets could be disclosed, misappropriated or otherwise become known or be independently discovered by our competitors. In addition, intellectual property laws in foreign countries may not protect trade secrets and confidential information to the same extent as the laws of the U.S. If we are unable to prevent disclosure of the intellectual property related to our technologies to third parties, we may not be able to establish or maintain a competitive advantage in our market, which would harm our ability to protect our rights and have an adverse effect on our business.

We may not be able to protect or enforce our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on all of our planned products throughout the world may be prohibitively expensive to us. The requirements for patentability may differ in certain countries, particularly in developing countries; thus, even in countries where we do pursue patent protection, there can be no assurance that any patents will issue with claims that cover our products.

Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Additionally, laws of some countries outside of the U.S. and Europe do not afford intellectual property protection to the same extent as the laws of the U.S. and Europe. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in certain countries outside the U.S. and Europe or from selling or importing products made from our inventions in and into the U.S. or other jurisdictions. Consequently, competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as in the U.S. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in international jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business. Further, such proceedings could put our patents (in that or other jurisdictions) at risk of being invalidated, held unenforceable or interpreted narrowly; put our pending patent applications at risk of not issuing; and provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Furthermore, we cannot ensure that we will be able to initiate or maintain the same level or quality of patent protection in all jurisdictions in which we may wish to market our products. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

Changes in the interpretation of patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

In the U.S., the U.S. Congress is responsible for passing laws establishing patentability standards, and, as with any laws, implementation is left to federal agencies and the federal courts based on their interpretations of the laws. In the U.S., interpretation of patent standards can vary significantly within the USPTO, and across the various federal courts, including the U.S. Supreme Court. Recently, the U.S. Supreme Court has ruled on several patent cases, generally limiting the types of inventions that can be patented. Further, there are open questions regarding interpretation of patentability standards that the U.S. Supreme Court has yet to decisively address. Absent clear guidance from the U.S. Supreme Court, the USPTO has become increasingly conservative in its interpretation of patent laws and standards. Similar tensions between government administrations and judicial interpretation of patent laws in other jurisdictions may resulting in changes to the scope or validity of our patents in such jurisdictions.

In addition to increasing uncertainty with regard to our ability to obtain patents in the future, the legal landscape in the U.S. and outside the U.S. has created uncertainty with respect to the value of patents. Depending on any actions by applicable legislating bodies, and future decisions by the entities implementing such laws, the laws and regulations governing patents could change in unpredictable ways and could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents or applications will be due to be paid by us to the USPTO and various governmental patent agencies outside of the U.S. in several stages over the lifetime of the patents or applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. Though we use commercially reasonable efforts to comply with all applicable maintenance requirements, we may fail to do so on occasion. In many cases, such an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance, whether intentional or not, can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to use our technologies and this circumstance would have a material adverse effect on our business.

We may need to acquire or license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property, including patent rights, that we may determine are important or necessary to the development of our technology and products. In addition, it may be necessary for us to use the patented or proprietary technology of one or more third parties to commercialize our current and future products. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

If we determine to license or acquire third-party intellectual property and we are unable to acquire such intellectual property outright, or obtain licenses to such intellectual property from such third parties when needed or on commercially reasonable terms, our ability to commercialize our products at such time would likely be delayed or we may have to abandon development of that product or program and our business and financial condition could suffer.

If we in-license additional technologies or products in the future, we might become dependent on proprietary rights from third parties with respect to those technologies or products. Any termination of such licenses could result in the loss of significant rights and would cause material adverse harm to our ability to develop and commercialize any product subject to such licenses.

Disputes may also arise between us and any future licensors regarding intellectual property subject to a license agreement. If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product(s).

The risks described elsewhere pertaining to our intellectual property rights also apply to the intellectual property rights that we may determine to in-license, and any failure by us or any future licensors to obtain, maintain, defend and enforce such rights could have an adverse effect on our business. In some cases we may not have control over the prosecution, maintenance or enforcement of the patents that we determine to license, and may not have sufficient ability to provide input into the patent prosecution, maintenance and defense process with respect to such patents, and potential future licensors may fail to take the steps that we believe are necessary or desirable in order to obtain, maintain, defend and enforce the licensed patents.

The Allurion VCS and other products or services contain third-party open source software components. Certain use of such open source components with our proprietary software could adversely affect our ability to charge fees for, or otherwise protect the value of, our offerings.

The Allurion VCS and our other products and services contain software licensed to us by third-party authors under “open source” licenses. Use of such software may entail greater risks than use of non-open source third- party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. Although we seek to monitor our use of open source software to avoid such consequences and to comply with the terms thereof, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. If we are held to have breached the terms of an open source software license, we could face liability which may result in an injunction against providing our offering, or be required to seek costly licenses from third parties to continue providing our offerings on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition and results of operations.

Our internal computer systems, or those used by third parties which we rely on, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems, or those used by third parties which we rely on, are vulnerable to damage from computer viruses and unauthorized access, malware, natural disasters, fire, terrorism, war, telecommunication failures, electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. Although our information security program is in compliance with the global ISO 27001:2013 standards, it does not yet fully comply with all of the additions and changes in the updated ISO 27001:2022 version of the standards, which we anticipate complying with prior to the required transition date of October 31, 2025 to maintain ISO 27001 security certification.

If our security measures are breached, whether due to failure to comply with the ISO 27001:2022 version of the standards or otherwise, or if design flaws in our software or information systems are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our or our customer’s data, our relationships with our customers and distributors may be damaged, and we could incur significant liability and reputational harm. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. While we have not experienced any such material system failure or security breach to our knowledge to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of data from completed, ongoing or future studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our current and future products could be delayed.

We rely on internet infrastructure, bandwidth providers, third-party computer hardware and software and other third parties for providing services to our customers and patients, and any failure or interruption in the services provided by these third parties could expose us to litigation and negatively impact our relationships with customers and patients, adversely affecting our operating results.

Our ability to deliver our internet-based services depends on the development and maintenance of the infrastructure of the internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity and security. Our services are designed to operate without interruption. However, we may experience future interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of our systems, we may experience an extended period of system unavailability, which could negatively impact our relationship with clients and members. To operate without interruption, both we and our service providers must guard against:

•
damage from fire, power loss, natural disasters and other force majeure events outside our control;
•
communications failures;
•
software and hardware errors, failures, and crashes;
•
security breaches, computer viruses, hacking, denial-of-service attacks, and similar disruptive problems; and
•
other potential interruptions.

We also rely on software licensed from third parties in order to offer our services. These licenses are generally commercially available on varying terms. However, it is possible that this software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated. Furthermore, our use of additional or alternative third-party software would require us to enter into license agreements with third parties, and integration of our software with new third-party software may require significant work and require substantial investment of our time and resources. Also, any undetected errors or defects in third-party software could prevent the deployment or impair the functionality of our software, delay new updates or enhancements to our platform, result in a failure of our platform, and injure our reputation.

Our failure to adequately protect personal information in compliance with evolving legal requirements could harm our business.

In the ordinary course of our business, we collect and store sensitive data, including legally protected patient health information and personally identifiable information. We collect this kind of information on our customers for purposes of servicing potential warranty claims and for post-marketing safety vigilance. Data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

There are a number of state, federal and international laws protecting the privacy and security of health information and personal data. As part of the American Recovery and Reinvestment Act 2009, or “ARRA”, the U.S. Congress amended the privacy and security provisions of HIPAA. HIPAA imposes limitations on the use and disclosure of an individual’s protected health information by certain health care providers, health care clearinghouses, and health insurance plans, collectively referred to as covered entities, that involve the creation, use, maintenance or disclosure of protected health information. The HIPAA amendments also impose compliance obligations and corresponding penalties for non-compliance on individuals and entities that provide services to health care providers and other covered entities, collectively referred to as business associates. Most recently, on December 10, 2020, HHS issued a Notice of Proposed Rulemaking (the public comment period to which was further extended in March 2021) which, if finalized, would make changes to some of HIPAA’s regulatory requirements, which would impact us, to the extent we are a business associate. ARRA also significantly increased the penalties for improper use or disclosure of an individual’s protected health information under HIPAA and extended enforcement authority to state attorneys general. The amendments also create notification requirements for individuals whose protected health information has been inappropriately accessed or disclosed, notification requirements to federal regulators and in some cases, notification to local and national media. Notification is not required under HIPAA if the health information that is improperly used or disclosed is deemed secured in accordance with encryption or other standards developed by HHS. Most states have laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the protected health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms to ensure ongoing protection of personal information.

In addition, even when HIPAA does not apply, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule.

Many foreign countries and governmental bodies, including the EU, Canada, Australia and other relevant jurisdictions, have laws and regulations concerning the collection and use of personal or sensitive data obtained from their residents or by businesses operating within their jurisdiction. For example, the European Commission adopted the General Data Protection Regulation, or the “GDPR”, effective on May 25, 2018, that supersedes previous EU data protection legislation, imposes more stringent EU data protection requirements and provides for greater penalties for non-compliance. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering goods or services to individuals in the EU or the monitoring of their behavior.

In addition, following the United Kingdom’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the United Kingdom at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the United Kingdom’s European Union (Withdrawal) Act 2018 incorporated the GDPR (Is it existed on December 31, 2020 but subject to certain UK specific amendments) into United Kingdom law (referred to as the UK GDPR). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. In this Quarterly Report on Form 10-Q, “GDPR” refers to both the EU and the UK GDPR, unless specified otherwise. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR can trigger steep fines of up to €20 million (£17.5 million) or 4% of total worldwide annual revenues, whichever is higher. Given the breadth and depth of changes in data protection obligations, meeting the GDPR’s requirements requires time, resources and a review of the technology and systems currently in use against the GDPR’s requirements.

EU Member States have adopted national laws to implement the EU GDPR, which may partially deviate from the EU GDPR, and the competent authorities in the EU Member States may interpret GDPR obligations slightly differently from country to country, such that we do not expect to operate in a uniform legal landscape in the EU with respect to data protection laws. In addition, the UK has announced plans to reform the UK data protection regime.

The GDPR imposes strict rules on the transfer of personal data out of the European Economic Area, or “EEA”, or the United Kingdom to third countries, including the U.S. On June 4, 2021, the European Commission issued new forms of standard contractual clauses for data transfers from controllers or processors in the EEA, or otherwise subject to the GDPR, to controllers or processors established outside the EEA, and not subject to the GDPR. The new forms of standard contractual clauses have replaced the standard contractual clauses that were adopted previously under the Data Protection Directive. The UK is not subject to the European Commission’s new standard contractual clauses but has published its own transfer mechanism, the International Data Transfer Agreement, which enables transfers from the UK. We will be required to transition to the new forms of standard contractual clauses and doing so will require significant effort and cost. Although the United Kingdom is regarded as a third country under the EU GDPR, the European Commission has issued a decision recognizing the United Kingdom as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the United Kingdom remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection. The United Kingdom government has confirmed that personal data transfers from the United Kingdom to the EEA remain free flowing.

We may be at risk of enforcement actions taken by certain EU or UK data protection authorities until such point in time that we may be able to ensure that all transfers of personal data to us from the EEA or the United Kingdom are conducted in compliance with all applicable regulatory obligations, the guidance of data protection authorities and evolving best practices. We may find it necessary to establish systems to maintain personal data originating from the EU/UK in the EEA or the United Kingdom (as applicable), which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, damage to our reputation and loss of goodwill, any of which could harm on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United Kingdom, the U.S., and elsewhere, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Moreover, if the relevant laws and regulations change, or are interpreted and applied in a manner that is inconsistent with our data practices or the operation of our products, we may need to expend resources in order to change our business operations, data practices, or the manner in which our products operate. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products.

There is the risk that the limits we obtained for our cyber liability insurance may not cover the total loss experienced in the event of a data security incident, including the financial loss, legal costs, and business and reputational harm, particularly if there is an interruption to our systems. Additionally, there is the risk of a data privacy or security incident by an employee, which may expose us to liability. If personal information of our customers or employees is misappropriated, our reputation with our customers and employees may be injured resulting in loss of business and/or morale, and we may incur costs to remediate possible injury to our customers and employees or be required to pay fines or take other action with respect to judicial or regulatory actions arising out of such incidents.

If we are not able to satisfy data protection, security, privacy, and other government- and industry-specific requirements, our business could be harmed.

There are a number of data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. Security compromises experienced by other companies, by our customers or by us may lead to public disclosures, which could harm our reputation, erode customer confidence in the effectiveness of our security measures, and negatively impact our other products and our ability to attract new customers. As we expand into new regions, we will need to comply with new requirements. If we cannot comply or if we incur a violation in one or more of these requirements, our growth could be adversely impacted, and we could incur significant liability.

We have incorporated, and plan to incorporate in the future, artificial intelligence, or AI, into some of our products. This technology is new and developing and may present risks that could affect our business.

We have incorporated, and plan to incorporate in the future, AI, including large language models, such as GPT, into our products. AI is a new and emerging technology that is in its early stages of commercial use, particularly within the medical device industry. If any of our products that incorporate AI have perceived or actual negative impacts on the clinicians or patients who use them, we may experience brand or reputational harm, competitive harm or legal liability. The rapid evolution of AI may also require the application of significant resources to develop, test and maintain our products and services that incorporate AI in order to help ensure that it is implemented in a socially responsible manner, to minimize any real or perceived unintended harmful impacts. In addition, AI is subject to a complex and evolving regulatory landscape, including data protection, privacy, and potentially other laws and different jurisdictions have taken and may take in the future varying approaches to regulating AI. Compliance with these laws and regulations can be complex, costly and time-consuming, and there is a risk of regulatory enforcement actions or litigation if we fail to comply with these requirements. As regulations evolve, we may have to alter our business practices or products in order to comply with regulatory requirements.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred net operating losses in the past and expect to incur net operating losses for the foreseeable future.

We have incurred net operating losses since our inception, and we continue to incur significant research and development, general and administrative, and sales and marketing expenses related to our operations. We do not expect to be profitable in 2023, and in future years we expect to incur significant sales and marketing expenses to expand our business and clinical research expenses related to, among other things, the AUDACITY trial for the Allurion Balloon in the U.S. Investment in medical device product development, particularly clinical studies, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate safety or effectiveness. We expect to generate significant operating losses for the forseeable future. As of September 30, 2023 and December 31, 2022, we had an accumulated deficit of $193.6 million and $132.2 million, respectively. Based on our recurring losses and expectations to incur significant expenses and negative cash flow for the foreseeable future, our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2022 expressing substantial doubt about our ability to continue as a going concern, and we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that the condensed consolidated financial statements for September 30, 2023 are issued.

We expect that our future financial results will depend primarily on our success in launching, selling and supporting the Allurion Balloon and other products that are part of our weight loss platform. This will require us to be successful in a range of activities, including manufacturing, marketing, and selling the Allurion Balloon. We may not succeed in these activities and may never generate revenue that is sufficient to be profitable in the future. Even if we are profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve sustained profitability would depress the value of Allurion and could impair our ability to raise capital, expand our business, diversify our planned products, market our current and future products, or continue our operations.

We have a significant amount of debt, which may affect our ability to operate our business and secure additional financing in the future.

As of September 30, 2023, we had $100 million in debt and $79.9 million in cash and cash equivalents. As of September 30, 2023, our existing, committed credit facility with Fortress was fully drawn. Upon consummation of the Business Combination, we received an investment of $40 million from RTW in exchange for future revenue interest payments pursuant to the Revenue Interest Financing. Upon consummation of the Business Combination, we also obtained the Fortress Term Loan to refinance the 2021 Term Loan. Our ability to make scheduled payments of debt principal and interest on our existing or future indebtedness, or to refinance our indebtedness, and to pay our royalty obligations, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our debt, including the Fortress Term Loan, contains certain financial covenants relating to minimum liquidity and minimum revenue requirements. On July 5, 2023, we received from Fortress a waiver in respect of the minimum revenue requirement to funding set forth in the Fortress Bridging Agreement because we believed that we would not have satisfied such condition upon closing of the Business Combination. However, to the extent that we are unable to continue to comply with such ongoing minimum liquidity and revenue requirements, including as a result of any weakness in our business into the second half of 2023, and are unable to procure additional waivers from Fortress or other lenders in the future, such lenders may pursue a number of actions, including declaring us in breach of our covenants, requiring conditions to cure such breaches and/or exercising foreclosure remedies. Any or all of these actions may materially impact our working capital, and our business may not continue to generate sufficient cash flows from operations to fund operations, service our debt, and satisfy our revenue interest payment obligations. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as raising additional capital on terms that may be unfavorable or selling assets or portions of our business. Our ability to refinance our existing or any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

In addition, our investment from RTW and debt with Fortress are collateralized by substantially all of our assets and subject to customary financial and operating covenants limiting our ability to, among other things, incur additional indebtedness, change the name, location, office or executive management of our business, change our business, merge with or acquire other entities, pay dividends or make other distributions to holders of our capital stock, make certain investments, engage in transactions with our affiliates, create liens, sell assets, pay any subordinated debt and store certain inventory and equipment with third parties. These covenants may make it difficult to operate our business. As of the date of issuance of our December 31, 2021, December 31, 2022, and September 30, 2023 financial statements, we concluded that there was substantial doubt about our ability to continue as a going concern. Given the substantial doubt about our ability to continue as a going concern, there is a risk that we may not meet our covenants in the future. Due to the risk of not achieving our covenants, the amounts due under our credit facilities as of December 31, 2022 and September 30, 2023 have been classified as a current liability in the consolidated financial statements. We are also subject to standard event of default provisions under the Revenue Interest Financing Agreement with RTW and the Credit Agreement with Fortress, that, if triggered, would allow the debt to be accelerated, which could significantly deplete our cash resources, cause us to raise additional capital at unfavorable terms, require us to sell portions of our business or result in us becoming insolvent. The existing collateral pledged to RTW and Fortress, and the covenants to which we are bound, may prevent us from being able to secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions, heighten our vulnerability to downturns in our business or our industry or the general economy, limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors who have greater capital resources.

We may need additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all, which would force us to delay, reduce or suspend our planned development and commercialization efforts. Raising additional capital may subject us to unfavorable terms, cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our products and technologies.

Our operations have consumed substantial amounts of cash since our inception, and we expect to incur significant expenses in connection with our planned clinical research, development and product commercialization efforts. If our available cash resources and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, we may seek to sell equity or convertible debt securities, to obtain another form of third-party funding, or to enter into other debt financing. Any failure to raise the funds necessary to support our operations may force us to delay, reduce or suspend our planned clinical trials, research and development programs, or other commercialization efforts.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through strategic collaborations or partnerships, or marketing, distribution or licensing arrangements with third parties, we may be required to do so at an earlier stage than would otherwise be ideal and/or may have to limit valuable rights to our intellectual property, technologies, products, or future revenue streams, or grant licenses or other rights on terms that are not favorable to us. Furthermore, any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products.

We receive the majority of our revenue from sales to health care providers and other third-party distributors, and the failure to collect receivables from them could adversely affect our financial position and results of operations.

We receive the majority of our revenue from sales to health care providers and other third-party distributors. We extend credit to our customers for a significant portion of our sales and receivables from our customers are not secured by any type of collateral. We are therefore subject to the risk that our customers may not pay for the products they have purchased, pay at a slower rate than we have historically experienced, or may seek extended payment terms, which may, in turn, result in delays in our cash collection and increases in our accounts receivable. Our customers may encounter cash flow or operating difficulties, which may reduce their demand for our products or delay their payments to us, thereby increasing our accounts receivable turnover days, or increasing the risk that they may default on their payment obligations. These risks are heightened during periods of global or industry specific economic downturn or uncertainty and during periods of rising interest rates. Our liquidity and cash flows from operations may be adversely affected if we are unable to settle our accounts receivable on a timely basis, if our accounts receivable cycles or collection periods lengthen or if we encounter a material increase in defaults of payment of our accounts receivable or repayments of amounts we have extended to our customers on credit.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of our financial statements requires us to make estimates and assumptions affecting the reported amounts of our assets, liabilities, revenues, expenses and earnings. If these estimates or assumptions are incorrect, it could have a material adverse effect on our results of operations or financial condition. We have identified several accounting policies as being critical to the fair presentation of our financial condition and results of operations because they involve major aspects of our business and require us to make judgments about matters that are inherently uncertain. These policies are described under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Allurion” and should be considered in conjunction with our audited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The implementation of new accounting requirements or other changes to GAAP, could have a material adverse effect on our reported results of operations and financial condition. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our expectations and the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

Risks Related to Ownership of Our Securities

Our share price may be volatile, and purchasers of our securities could incur substantial losses.

Our share price is likely to be volatile. The securities markets in general, and the market for biotechnology and medical device companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors, including the following:

•
our ability to successfully commercialize, and realize revenues from sales of, the Allurion Balloon;
•
the success of competitive products or technologies;
•
results of clinical studies of the Allurion Balloon or other current or future products or those of our competitors;
•
regulatory or legal developments in the U.S. and other countries, especially changes in laws or regulations applicable to our products;
•
introductions and announcements of new products by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;
•
actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing processes or sales and marketing terms;
•
variations in our financial results or those of companies that are perceived to be similar to us;
•
the success of our efforts to acquire or in-license additional products or planned products;
•
developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
•
developments concerning our ability to bring our manufacturing processes to scale in a cost-effective manner;

•
announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•
developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
•
our ability or inability to raise additional capital and the terms on which we raise it;
•
the recruitment or departure of key personnel;
•
changes in the structure of health care payment systems;
•
market conditions in the medical device, pharmaceutical and biotechnology sectors;
•
actual or anticipated changes in earnings estimates or changes in securities analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•
trading volume of our common stock;
•
guidance or projections, if any, that we provide to the public, any changes in this guidance or projections or our failure to meet this guidance or projections;
•
sales of our common stock by us or our stockholders;
•
general economic and political conditions such as recessions, interest rates, fuel prices, trade wars, pandemics (such as COVID-19), currency fluctuations and acts of war or terrorism;
•
the effects of natural disasters, terrorist attacks and the spread and/or abatement of infectious diseases, such as COVID-19, including with respect to potential operational disruptions, labor disruptions, increased costs, and impacts to demand related thereto; and
•
the other risks described in this “Risk Factors” section.

These broad market and industry factors may harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could adversely affect our business, financial condition, results of operations and growth prospects.

We do not intend to pay cash dividends for the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, restrictions contained in our current or future credit agreements and financing instruments, business prospects and such other factors as our Board deems relevant.

Future sales of our common stock, or the perception that future sales may occur, may cause the market price of our common stock to decline, regardless of our operating performance.

Sales of a substantial number of shares of our common stock in the public market could occur at any time (after the expiration of any applicable lock-up period). These sales, or the perception in the market that the holders of a large number of shares of our common stock intend to sell shares, could increase the volatility of the market price of our common stock or result in a significant decline in the public trading price of our common stock.

The resale, or expected or potential resale, of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell your holdings at times and prices that you determine are appropriate.

Future sales and issuances of our common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

Significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner as determined from time to time. If we sell Common Stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations, and financial condition.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of the NYSE, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in the filings required of a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, results of operations, and financial condition.

Certain parties to our Investor Rights Agreement have the right to nominate directors to our Board, and their interests may conflict with ours or yours in the future.

Pursuant to the Investor Rights and Lock-up Agreement, dated August 1, 2023, by and among Allurion, the Sponsor, certain Legacy Allurion stockholders and certain other parties (the "Investor Rights Agreement"), our Board consists of seven directors, a majority of which are required to be “independent” directors for purposes of NYSE rules, and the following persons have the following nomination rights with respect to our Board: (i) one director and one independent director was required to nominated by Shantanu Gaur; (ii) one director and one independent director was required to be nominated by Remus Capital; (iii) one director was required to be nominated by the Sponsor; and (iv) two independent directors are required be nominated by Allurion (one of which shall be designated by RTW until such time as all obligations under the Revenue Interest Financing Agreement or any additional revenue interest financing agreement have been paid by Allurion).

As a result of the foregoing, Shantanu Gaur, Remus Capital, the Sponsor and RTW or their respective nominees to our Board have the ability to control the appointment of our management, the entering into of mergers, sales of substantially all or all of our assets and other extraordinary transactions and influence amendments to our amended and restated certificate of incorporation and bylaws. In any of these matters, the interests of the parties to the Investor Rights Agreement with the right to nominate directors may differ from or conflict with your interests. Moreover, this control over the nomination of directors to our Board may also adversely affect the trading price for our common stock to the extent investors perceive disadvantages in owning stock of a company with these corporate governance provisions.

We are an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act, and we intend to take advantage of certain exemptions from disclosure requirements available to emerging growth companies and/or smaller reporting companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance with that of other public companies.

We are “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in their periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparability of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we will be a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, which would allow us to take advantage of certain exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of the shares of our common stock held by non-affiliates exceeds $250 million as of the prior September 30, and (ii) our annual revenue exceeded $100 million during such completed fiscal year or the market value of the shares of our common stock held by non-affiliates exceeds $700 million as of the prior September 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in the price of our common stock, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and results of operations and divert management’s attention and resources from our business.

We have previously identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future. If we fail to remediate a material weakness or if we otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results, and may adversely affect investor confidence and business operations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2022 and 2021, we identified material weaknesses in our internal control over financial reporting that we are currently working to remediate, which relate to: (a) insufficient segregation of duties in the financial statement close process; (b) a lack of sufficient levels of staff with public company and technical accounting experience to maintain proper control activities and perform risk assessment and monitoring activities; and (c) insufficient information systems controls, including access and change management controls. We have concluded that these material weaknesses in our internal control over financial reporting occurred because we do not have the necessary business processes, personnel and related internal controls to operate in a manner to satisfy the accounting and financial reporting timeline requirements of a public company.

We are focused on designing and implementing effective internal controls measures to improve our evaluation of disclosure controls and procedures, including internal control over financial reporting, and remediating the material weaknesses. We have taken steps to remediate including consulting with experts on technical accounting matters and in the preparation of our financial statements. We have also hired additional senior level experienced staff with public company experience and upgraded our enterprise resource planning system to SAP in August of 2022.

However, we cannot assure you that the measures we are taking to remediate the material weaknesses will prevent or avoid potential future material weaknesses. Further, additional weaknesses in our disclosure controls and internal controls over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to the listing requirements of the NYSE, investors may lose confidence in our financial reporting and our stock price may decline as a result.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decrease.

We are in the process of designing and implementing our internal controls over financial reporting, which will be time-consuming, costly and complicated. We have identified gaps in our internal control environment in the past and cannot provide assurances that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. If we identify additional material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective or, once required, if our independent registered public accounting firm is unable to attest that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decrease. We could also become subject to stockholder or other third-party litigation as well as investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions or other remedies.

As a public reporting company, we are subject to filing deadlines for reports that we file pursuant to the Exchange Act, and our failure to timely file such reports may have material adverse consequences on our business.

We did not file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (the “Second Quarter 2023 10-Q”) within the timeframe required by the SEC; thus, we have not remained current in our reporting requirements with the SEC since we became an SEC reporting company on August 1, 2023. Although we have since regained status as a current filer given that the Second Quarter 2023 10-Q was filed on October 20, 2023, we will not be eligible to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports into the registration statement, or to use “shelf” registration statements to conduct offerings, until approximately one year from the date we regained (and maintain) status as a current filer. Until such time, if we determine to pursue an offering, we would be required to conduct the offering on an exempt basis, such as in accordance with Rule 144A, or file a registration statement on Form S-1. Using a Form S-1 registration statement for a public offering would likely take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our liquidity, ability to raise capital or complete acquisitions in a timely manner.

We cannot guarantee that in the future our reporting will always be timely. If we are unable to satisfy SEC filing deadlines or otherwise provide disclosures of material information on a timely basis, stockholders and potential investors in our common stock may have incomplete information about our business and results of operations, which may impact their ability to make an informed investment decision, result in a reduction in the trading price, trading volume or analyst coverage of our common stock or expose us to potential liability.

An active trading market may not develop or be sustained.

The market for our securities may be highly volatile or may decline regardless of our operating performance. An active public market for our securities may not develop or be sustained. We cannot predict the extent to which investor interest in Allurion will lead to the development of an active trading market in our common stock or how liquid that market might become. If an active market does not develop or is not sustained, or if we fail to satisfy the continued listing standards of the NYSE for any reason and our securities are delisted, it may be difficult for you to sell your securities at the time you wish to sell them, at a price that is attractive to you, or at all. An inactive trading market may also impair our ability to both raise capital by selling shares of capital stock, attract and motivate employees through equity incentive awards and acquire other companies, products or technologies by using shares of capital stock as consideration.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our common stock share price and trading volume could decline.

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on Allurion. If no securities or industry analysts commence coverage of Allurion, the trading price for our common stock would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our share price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our share price would likely decline. If one or more of these analysts cease coverage of Allurion or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our share price and trading volume to decline.

Provisions in our Charter and Bylaws could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our Charter and Bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board. Because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include the following:

•
our Board is divided into three classes with staggered three-year terms which may delay or prevent a change of our management or a change in control;
•
our Board has the right to elect directors to fill a vacancy created by the expansion of our Board or the resignation, death, or removal of a director, which will prevent stockholders from being able to fill vacancies on our Board;
•
our stockholders are not able to act by written consent, and as a result, a holder, or holders, controlling a majority of our shares are not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings;
•
our Charter does not allow cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•
amendments of our Charter and Bylaws require the approval of stockholders holding 66 2/3% of our outstanding voting shares (unless amended by our Board);
•
our stockholders are required to provide advance notice and additional disclosures in order to nominate individuals for election to our Board or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of Allurion; and
•
our Board is able to issue, without stockholder approval, preferred shares with voting or other rights or preferences that could impede the success of any attempt to acquire us.

Sales of shares of our common stock may cause the market price of our common stock to fall.

While the Sponsor and certain Legacy Allurion stockholders have signed the Investor Rights Agreement which contains lock-up restrictions for a period of either 18 months or 12 months following the consummation of the Business Combination, as applicable, and certain other Legacy Allurion stockholders are subject to similar lock-up restrictions pursuant to our Bylaws, the lock-up restrictions shall not apply to: (a) any shares of our common stock purchased pursuant to the PIPE Subscription Agreements, (b) 100 shares of our common stock held by each Investor (as defined by the Investor Rights Agreement), (c) shares issued to the Sponsor in the Sponsor Loan Equity Issuance (as defined in the Proxy Statement/Prospectus), (d) certain incremental shares of PIPE Investors who are Legacy Allurion stockholders or holders of Legacy Allurion Convertible Notes or shares issued upon conversion of the 2023 Convertible Notes, (e) the Backstop Shares or the shares of our common stock issued to each of HVL, RTW, and Fortress, and such shares of our common stock will be freely tradeable subject to federal securities laws and other applicable rules and regulations.

Immediately following the closing of the Business Combination, 5,505,657 shares of our common stock, representing approximately 11.86% of the outstanding shares of our common stock at such time, became freely transferable.

In addition, the effective prices at which, certain independent directors of Compute Health, certain Legacy Allurion stockholders, the PIPE Investors, RTW, a Fortress affiliate and HVL acquired their shares of our common stock are generally substantially less than the Compute Health IPO price of $7.04 per share, after giving effect to the CPUH Exchange Ratio. Consequently, as seen in the table below, such stockholders may realize a positive rate of return on the sale of their shares of common stock even if the market price per share of our Common Stock is below $7.04 per share. While some of the below holders may experience a positive rate of return based on the current trading price, public security holders may not experience a similar rate of return on the securities they purchased due to differences in the purchase prices they paid and the trading price at the time of sale and may instead experience a negative rate of return on their investment. On November 13, 2023, the last quoted sale price for our Common Stock as reported on the NYSE was $4.23 per share.

Securityholder	Number of Shares	Effective Purchase Price Per Share		Potential Profit per Shares(1)
Merger Consideration Shares for Legacy Allurion stockholders
At the lowest price paid by certain holders	26,363,272	—		$111,516,641
At the highest price paid by certain holders	26,363,272	$17.79		*
Merger Consideration Shares for Sponsor	2,737,143	$7.04		*
Backstop Purchasers	1,400,000	—		5,922,000
HVL Additional Shares	387,696	$5.00		*
Additional RTW Shares	250,000	—		$1,057,500
Additional Fortress Shares	250,000	—		$1,057,500
Sponsor Loan Equity Issuance	525,568	$7.04		*
PIPE Shares	5,386,695	$7.04		*
Rollover Warrants	427,664	$5.15	(2)	*
Public Warrants	18,759,838	$8.10		*

*Represents no potential profit per share or a potential loss per share based on illustrative market price.
(1) Based on the closing price of our Common Stock on the NYSE on November 13, 2023 of $4.23
(2) Represents the weighted average exercise price.

Consequently, these security holders may have an incentive to sell their shares of our common stock even if the trading price is below the price paid by investors in the Compute Health IPO, which could cause the market price of our common stock to decline.

Moreover, any sales of such shares of our common stock, or market perception of such sales, could result in higher than average trading volume and may also cause the market price for our common stock to decline. Other than as described above, there is no lock-up restriction that would prevent the foregoing stockholders from selling some or all of their common stock subject to compliance with applicable rules and regulations.

Our Warrants are exercisable for Common Stock, the exercise of which would increase the number of shares eligible for future resale in the public market and result in dilution to our shareholders.

There are 13,206,922 Public Warrants to purchase an aggregate of 18,759,838 shares of Common Stock at an exercise price of $8.10 per share outstanding and 404,988 Rollover Warrants to purchase an aggregate of 404,988 shares of common stock at exercise prices ranging from $0.02 per share to $12.14 per share outstanding. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock, the impact of which increases as the value of our stock price increases.

Our Warrants may not be exercised at all and we may not receive any cash proceeds from the exercise of the warrants.

Due to the significant number of redemptions of Compute Health Class A Common Stock in connection with the Business Combination, there was a significantly lower number of shares of Compute Health Class A Common Stock that converted into shares of our common stock in connection with the Business Combination. A significant portion of the shares of our common stock were purchased by Legacy Allurion stockholders pursuant to investments in Legacy Allurion that date from 2013 onward at prices considerably below the current market price of our common stock. This discrepancy in purchase prices may have an impact on the market perception of our common stock’s value and could increase the volatility of the market price of our Common Stock or result in a significant decline in the public trading price of our common stock. The resale of these shares creates the possibility of a significant increase in the supply of our common stock in the market. The increased supply, coupled with the potential disparity in purchase prices, may lead to heightened selling pressure, which could negatively affect the public trading price of our common stock.

The exercise prices of the Warrants, in certain circumstances, may be higher than the prevailing market price of our underlying common stock and the cash proceeds to us associated with the exercise of Warrants are contingent upon our stock price. The value of our common stock may fluctuate and may not exceed the exercise price of the Warrants at any given time. As of the date of this Quarterly Report on Form 10-Q, all of our Public Warrants, each of which has an exercise price of $8.10 per share, are “out of the money,” meaning the exercise price is higher than the market price of our common stock. Of the 404,988 currently outstanding Rollover Warrants, 220,529 of such warrants (130,053 of which have an exercise price of $6.73 and 90,476 of which have an exercise price of $12.14) are “out of the money”. As a result, we may not receive any proceeds from the exercise of such warrants. There can be no assurance that such warrants will be in the money prior to their respective expiration dates, and therefore, we may not receive any cash proceeds from the exercise of such warrants to fund our operations.

Certain of our warrants are accounted for as liabilities and the changes in value of such warrants could have a material effect on, or cause volatility in, our financial results.

In connection with the Business Combination, we assumed our Public Warrants to purchase up to 18,759,838 shares of our Common Stock (which were originally issued as warrants to purchase shares of Compute Health Class A common stock in connection with Compute Health's initial public offering) and Rollover Warrants to purchase up to 404,988 shares of our Common Stock (which were originally issued as warrants to purchase shares of Legacy Allurion common stock and Legacy Allurion preferred stock). We evaluated the accounting treatment of such warrants and determined to classify certain of such warrants as liabilities measured at fair value. The fair value of such warrants is remeasured on a quarterly basis with changes in the estimated fair value recorded in Other (expense) income on the condensed consolidated statement of operations and comprehensive loss. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on such warrants each reporting period and that the amount of such gains or losses could materially impact or cause volatility in our financial results. For example, upon consummation of the Business Combination, the total value of the liability associated with the Public Warrants was $13.8 million measured at fair value based on the public warrant quoted price. However, at September 30, 2023, the fair value of the liability associated with the Public Warrants was determined by the Company to be $12.0 million.

Our Earn-Out Shares are accounted for as liabilities and the changes in value of such shares could have a material effect on, or cause volatility in, our financial results.

We evaluated the accounting treatment of our Earn-Out Shares and determined to classify such shares as liabilities measured at fair value. The fair value of such shares is remeasured on a quarterly basis over the earn-out period with changes in the estimated fair value recorded in Other (expense) income on the condensed consolidated statement of operations and comprehensive loss. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Earn-Out Shares each reporting period and that the amount of such gains or losses could materially impact or cause volatility in our financial results. For example, upon consummation of the Business Combination, the fair value of the liability associated with the Earn-Out Shares was initially valued and recorded by the Company as $53.0 million. However, at September 30, 2023, the fair value of the liability associated with the Earn-Out Shares was determined by the Company to be $28.7 million.

The provisions of our Bylaws requiring exclusive forum in the Court of Chancery of the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our Bylaws provide that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Court of Chancery (the “Chancery Court”) of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) and any appellate court thereof will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of, or a claim based on, a breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees or stockholders to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our Charter or our Bylaws (including the interpretation, validity or enforceability thereof) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine; provided, however, that the preceding clauses (i) through (iv) will not apply to any causes of action arising under the Securities Act or the Exchange Act, or to any claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our Bylaws as described above.

Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such Securities Act claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, the Exchange Act, or the respective rules and regulations promulgated thereunder; however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder.

These provisions may limit or increase the difficultly in a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors and officers, or may increase the cost for such stockholder to bring a claim, both of which may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our Bylaws to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provision inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In connection with the Business Combination, we were required to use reasonable best efforts to obtain gross cash proceeds up to $15.0 million of financing pursuant to one or more private sales by of our common stock or other equity interests which, in accordance with their terms and without any action or consent of any holder thereof or any other person, will automatically convert into shares of our common stock. From February 15, 2023 to August 1, 2023, we sold an aggregate principal amount of $28.7 million of Allurion Convertible Notes to various investors pursuant to a convertible note purchase agreement, dated as of February 15, 2023 and June 14, 2023, for aggregate consideration of $28.7 million.

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

In connection with the consummation of the Business Combination, we entered into subscription agreements with Compute Health and the PIPE Investors, pursuant to which the PIPE Investors purchased, and we sold to the PIPE Investors, on August 1, 2023, an aggregate of 5,386,695 shares of Common Stock, for a purchase price of $7.04 per share and an aggregate purchase price of $37.9 million, in the PIPE Investment. We gave certain registration rights to the PIPE Investors with respect to the PIPE Shares.

In connection with the consummation of the Business Combination, on August 1, 2023, we issued 700,000 shares of Common Stock to each of CFIP2 ALLE LLC, an affiliate of Fortress, and RTW, pursuant to the terms of the Backstop Agreement.

In connection with the consummation of the Business Combination, on August 1, 2023, we issued 250,000 shares of Common Stock to RTW, pursuant to the terms of the Amended and Restated RTW Side Letter. In connection with the Business Combination, we also issued 250,000 shares of Common Stock to CFIP2 ALLE LLC on August 1, 2023, pursuant to the terms of the Fortress Credit Agreement. We gave certain registration rights to each of RTW and Fortress with respect to such shares.

In connection with the consummation of the Business Combination, on August 1, 2023, pursuant to the HVL Termination Agreement, we issued HVL 387,696 shares of Common Stock.

In connection with the consummation of the Business Combination, on August 1, 2023, the Sponsor Loan Excess, the balance of which was $3.7 million at the time of the Mergers, was converted into 525,568 shares of our common stock that we issued to Compute Health Sponsor LLC.

The issuances of the shares described above were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

On August 1, 2023, we consummated the Business Combination. At the closing of the Business Combination, we received $98.8 million in net cash proceeds. We expect to use the net proceeds from the Business Combination, including the proceeds from the related transactions described above, to fund our working capital and for other general corporate purposes.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Allurion Technologies, Inc. (f/k/a Allurion Technologies Holdings, Inc.) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2023).

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

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allurion Technologies, Inc.

Date: November 14, 2023	By:	/s/ Shantanu Gaur
Shantanu Gaur
Chief Executive Officer and President

Date: November 14, 2023	By:	/s/ Chris Geberth
Chris Geberth
Chief Financial Officer