Form 10-K
period 2023-12-31
ALLURION TECHNOLOGIES, INC.
filed 2024-03-26
CIK 1964979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-41767

Allurion Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	92-2182207
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11 Huron Drive Natick, MA	01760
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 647-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ALUR	The New York Stock Exchange
Warrants to purchase 1.420455 shares of Common Stock for $8.10 per share	ALUR WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant on December 29, 2023, based on the closing price of $3.74 per share of the Registrant’s common stock as reported by The New York Stock Exchange on December 29, 2023, was approximately $132,269,016. The Registrant has elected to use December 29, 2023 as the calculation date, which was the last business day of the Registrant’s most recently completed fiscal year, because on June 30, 2023 (the last business day of the Registrant’s second fiscal quarter), the Registrant was a privately-held company. Solely for purposes of this disclosure, shares of the Registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 22, 2024 was 47,852,203.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

i

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and these statements involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding the plans, strategies and prospects, both business and financial, of Allurion Technologies, Inc. (“Allurion”). These statements are based on the beliefs and assumptions of the management of Allurion. Although Allurion believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, Allurion cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes”, “estimates”, “expects”, “projects”, “target”, “goal”, “forecasts”, “may”, “will”, “potential”, “should”, “would”, “could”, “future”, “seeks”, “plans”, “predicts”, “propose”, “scheduled”, “anticipates”, “intends”, or similar expressions. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about the ability of Allurion to:

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

We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect Allurion’s business, financial condition, results of operations, prospects, business strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described in the section entitled “Risk Factors” beginning on page 25 and elsewhere in this Annual Report on Form 10-K. These risks are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors that could adversely impact our business and financial performance. Moreover, Allurion operates in very competitive and rapidly changing environments. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and such statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

Summary Risk Factors

Investing in our securities involves risks. If any of these risks actually occur, our business, financial condition and results of operations would likely be materially adversely affected. You should carefully consider all the information contained in this Annual Report on Form 10-K before making a decision to invest in our securities. In particular, you should consider the risk factors described under the section of the Annual Report on Form 10-K entitled “Risk Factors”. Some of these risks related to our business, operations, financial performance and industry are summarized below.

•
We expect to incur losses for the foreseeable future, our ability to achieve and maintain profitability depends on the commercial success of the Allurion Balloon, and we expect our revenues to continue to be driven primarily by sales of the Allurion Balloon.
•
We have a limited operating history and may face difficulties encountered by companies early in their commercialization in competitive and rapidly evolving markets.
•
The failure of the Allurion Balloon to achieve and maintain market acceptance could result in achieving sales or profitability below our expectations, which would cause our business, financial condition, and operating results to be materially and adversely affected.
•
There is no guarantee that the FDA or non-U.S. regulatory agencies will grant approval or clearance for our current or future products, and failure to obtain regulatory approvals or clearances in the United States and other international jurisdictions, or revocation of approvals or clearances in those jurisdictions, will prevent us from marketing our products.
•
The Allurion Balloon is not currently approved for commercial sale in the United States. Obtaining such approval is costly and time consuming, and we may not obtain the regulatory approval required to sell our products in the U.S.
•
The weight loss and obesity-management industries are highly competitive.
•
If our competitors are able to develop and market products, whether medical devices or otherwise, that are safer, more effective, easier to use, or more readily adopted by patients and health care providers, our commercial opportunities will be reduced or eliminated.
•
Continued international expansion of our business will expose us to business, regulatory, political, operational, financial, and economic risks associated with doing business internationally.
•
We depend on a limited number of single source suppliers to manufacture components, sub-assemblies, and materials, which makes us vulnerable to supply shortages and price fluctuations.
•
The regulatory approval process is expensive, time consuming, and uncertain, and may prevent us from obtaining approvals for the commercialization of the Allurion Balloon or other products.
•
Even if we receive regulatory approval for the Allurion Balloon, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.
•
If patients using our products experience adverse events or other undesirable side effects, regulatory authorities could withdraw or modify our regulatory approvals, which would adversely affect our reputation and commercial prospects and/or result in other significant negative consequences.
•
The medical device industry is characterized by patent litigation and we could become subject to litigation that could be costly, result in the diversion of management’s time and efforts, require us to pay damages, or prevent us from marketing our existing or future products.
•
If we are not able to obtain and maintain intellectual property protection for our products and technologies, or if the scope of our patents is not sufficiently broad, or if competitors gain broader patent protection, we may not be able to effectively maintain our market leading technology position.
•
We have incurred net operating losses in the past and expect to incur net operating losses for the foreseeable future.
•
We have a significant amount of debt, which may affect our ability to operate our business and secure additional financing in the future.
•
We may need additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all, which would force us to delay, reduce, or suspend our planned development and commercialization efforts. Raising additional capital may subject us to unfavorable terms, cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our products and technologies.
•
We receive the majority of our revenue from sales to health care providers and other third-party distributors, and the failure to collect receivables from them could adversely affect our financial position and results of operations.
•
Our share price may be volatile, and purchasers of our securities could incur substantial losses.

PART I

Item 1. Business.

Unless the context otherwise requires, all references in this section to the “company”, “we”, “us”, or “our” refer to the business of Allurion Technologies, LLC, which was previously known as Allurion Technologies Opco, Inc. (formerly Allurion Technologies, Inc., a Delaware corporation formed in 2009), which is referred to as Legacy Allurion, and its subsidiaries prior to the consummation of the Business Combination (as defined below) and to Allurion (formerly known as Allurion Technologies Holdings, Inc., a Delaware corporation formed in 2023) and its subsidiaries after giving effect to the Business Combination.

Overview

Our company is dedicated to ending obesity by creating a best-in-class weight loss platform to treat the estimated two billion people globally who are overweight. Our platform, the Allurion Program (the "Allurion Program"), features the world’s first and only swallowable, procedure-less intragastric balloon for weight loss (the "Allurion™ Balloon") and offers access to artificial intelligence ("AI")-powered remote patient monitoring tools, a proprietary behavior change program, secure messaging and video telehealth that are delivered by the Allurion Virtual Care Suite (“VCS”). Over 130,000 patients have already been treated commercially with the Allurion Balloon in over 50 countries globally outside of the United States.

The Allurion Balloon is swallowed as a capsule under the guidance of a health care provider without surgery, endoscopy, or anesthesia. The placement takes approximately 15 minutes during an outpatient visit (though times may vary across different outpatient offices). We believe the proprietary technologies that differentiate the Allurion Balloon where the device is commercially distributed enable improved safety and efficacy outcomes. In a prospective, non-randomized, open-label, registry trial, the Allurion Balloon demonstrated low device or procedure related rates of serious adverse events, which we believe compare favorably to that of our competitors.

The VCS is comprised of the following tools to support patients’ weight loss experience, which we believe benefit both patients and health care providers:

•
For Allurion Program patients: Every current Allurion Program patient receives an Allurion Connected Scale ("Allurion Connected Scale") and access to our mobile app (“App”), which integrates data from the Allurion Connected Scale, to conveniently monitor weight, body fat, activity, sleep, and several other critical metrics. The App can also enable secure messaging and video telehealth with the patient’s care team and can deliver content from Allurion’s proprietary behavior change program—a library of over 100 weight loss actions related to diet, nutrition, mental health, sleep, goal setting, and a number of other topics—directly to the patient. The App is available in over 15 languages.
•
For Allurion Program providers: Every Allurion Program provider receives access to our clinic dashboard ("Allurion Insights"), which provides end-to-end remote patient monitoring through AI-powered tools, (the "Allurion Iris AI" platform) which leverages machine learning to deliver key insights and streamline workflow. Allurion Insights offers real-time access to patient data and AI-powered analytics, 1:1 video telehealth and secure messaging directly to the patient’s App, note functionality to keep track of patient encounters, and clinic-wide metrics that provide a snapshot of the clinic’s overall performance.

In addition to its use by Allurion Balloon patients, we believe the VCS can potentially be a platform for optimal long-term follow-up after other medical and surgical weight loss interventions in the future.

For example, VCS includes a Treatment Tracking and Clinic-Led Onboarding feature into the VCS, which enables seamless onboarding and management of patients undergoing one or multiple weight loss treatments including gastric balloons such as the Allurion Balloon, surgery, or medications. In addition, in connection with our collaboration with Medtronic plc, we expect to develop bundled offerings that incorporate the VCS in order to onboard and manage Medtronic’s patients.

The U.S. Food and Drug Administration ("FDA") approved the investigational device exemption, ("IDE"), for our AUDACITY trial, a 48-week, prospective, randomized, open-label trial. We received approval of the IDE from the FDA in November 2021 to initiate the AUDACITY clinical trial in the United States. The first patient in the trial was treated in July 2022. We enrolled 550 patients in the trial across 17 sites in the United States. The results of the trial, if positive, are expected to support a premarket approval, ("PMA"), to the FDA.

We have assembled a broad portfolio of intellectual property related to our medical device, the Allurion Balloon, and our supporting technology platform, the VCS. We believe this intellectual property, combined with proprietary manufacturing processes and the regulatory approvals we have successfully obtained outside of the United States, provides us with a strong market position. As of December 31, 2023, we owned or had rights to 18 issued and five pending patents in the United States related to various aspects of our Allurion Balloon such as a swallowable, self-deflating and naturally passing gastric balloon, improvements to the fill and release valves therein, methods for deploying and releasing a gastric balloon within the body, and next generation fill and release valves. In addition, as of December 31, 2023, we had 36 issued and four patents pending outside of the United States. We intend to continue to expand our intellectual property portfolio and invest in protecting new innovations.

To date, most of our revenues have been generated from sales of the Allurion Balloon. We began selling the Allurion Balloon in Europe in January 2016 and to date have launched in over 50 countries globally outside of the United States. We currently sell our products either via our direct sales force or, in certain countries, distributors. In 2022, we generated $64.2 million in revenue, representing 68% year-over-year ("YOY") growth and generated a gross profit margin of 79% and a net loss of $37.7 million. In 2023, we generated $53.5 million in revenue, representing a 17% YOY decline and generated a gross profit margin of 78% and a net loss of $80.6 million.

Our Market Opportunity

According to the World Health Organization (“WHO”), over two billion people around the world are overweight and by 2030, one billion people globally will have obesity, defined as a body mass index (“BMI”) of 30 or greater. Likewise, according to WHO, the number of obese adults worldwide has nearly tripled since 1975.

Moreover, according to WHO, obesity is the leading cause of chronic diseases worldwide and leads to a higher risk of cardiovascular disease, type 2 diabetes, infertility, liver disease, and certain cancers. According to McKinsey, the annual global economic impact of obesity is estimated to be over $2 trillion.

We expect the rates of obesity to rise globally as access to calorie-rich foods increases and lifestyles become increasingly sedentary, especially among adolescents. According to WHO, the prevalence of obesity in children and adolescents has increased 10-fold in the past four decades and will fuel higher rates of adult obesity in the decades to come.

Despite the significant medical and economic burden that obesity poses, there remains a significant unmet need for safer, more effective, and more consumer-centric treatments.

Based on a market research study we conducted with 9,800 consumers in eight countries, where we assessed each participant’s weight, income level, and interest in various weight loss alternatives, we estimate that 4.3% of the population eligible for the balloon and interested in treatment would consider the Allurion Program as a treatment for obesity.

Current Therapeutic Interventions Used in Weight Loss

Current treatment alternatives for patients who are obese and overweight begin with lifestyle modification, such as diet and exercise. If this course of treatment fails to produce the desired results, as is often the case, physicians may prescribe pharmaceutical therapies, and in patients with more severe obesity, physicians may pursue aggressive bariatric surgical treatments, such as gastric bypass and sleeve gastrectomy. These approaches are associated with concerns around safety, lifestyle impact, ease of use, cost and compliance issues, as well as the significant weight re-gain associated with such approaches that have limited their adoption.

Lifestyle Modification

Lifestyle modification, which includes diet, exercise and behavior modification delivered either in-person or digitally, is usually prescribed as an initial treatment for a patient who is obese or overweight. However, lifestyle modification alone has generally been ineffective in producing sustainable weight loss in patients with obesity due to poor adherence over an extended period. Many studies have shown that a significant majority of dieters will regain lost weight and many will gain more than they originally lost.

Pharmaceutical Therapy

Pharmaceutical therapy often represents a first option in the treatment of patients with obesity that have failed to achieve weight loss goals through lifestyle modifications alone. Pharmaceutical therapies can have limited effectiveness due to non-adherence and in most cases, need to be taken for life. In addition, more recent pharmaceutical therapies, commonly known as GLP-1s, require once weekly injections and impose significant financial costs on the patient. Since these drugs are absorbed into the bloodstream, they may pose significant safety risks and negative systemic side effects, such as adverse gastrointestinal, cardiovascular and central nervous system issues, some of which are serious or life threatening.

Bariatric Surgery

Bariatric surgery is a treatment option generally reserved for cases of severe obesity in patients with a BMI greater than 40. The most common forms of bariatric surgery, gastric bypass and sleeve gastrectomy, promote weight loss by surgically restricting the stomach’s capacity and outlet size. Gastric bypass also affects weight loss by restricting the body’s ability to absorb nutrients. These procedures are highly invasive, expensive for the patient and irreversible. Moreover, patients cite fear of complications as the primary reason to not pursue bariatric surgery. Only one percent of patients who qualify for bariatric surgery actually go on to get it.

Bariatric surgery patients are generally required to make significant postoperative lifestyle changes, including strict dietary changes, vitamin supplementation and long-term medical follow-up programs. Side effects of bariatric surgery include a high rate of re-operation, nausea, vomiting, dumping syndrome, dehydration, and even death. Moreover, up to 25% of patients undergoing bariatric surgery will regain all of the weight previously lost as a result of the surgery.

Recently Developed Treatment Alternatives

Given the shortcomings and limitations of the existing treatment alternatives, new medical procedures have recently been introduced. Endoscopic balloon therapy involves an endoscopic procedure with anesthesia to implant a balloon in the stomach that leads to satiety, followed by another endoscopic procedure with anesthesia several months later to remove the balloon.

We believe high costs, procedural complexity, poor consumer experiences, lack of ongoing patient support and follow-up, and the risk of serious side effects have limited the adoption of endoscopic balloon therapy:

1. Rate of SAEs. In the ReShape Lifesciences, Inc. pivotal clinical trial for its ReShape Integrated Duo Balloon System, 31 device- or procedure-related serious adverse events were reported in 20 patients, resulting in a serious adverse event, ("SAE"), rate of approximately 7.5%. Similarly, in the Apollo Endosurgery, Inc. pivotal clinical trial for its ORBERA Intragastric Balloon System, 17 SAEs were reported in 16 patients, resulting in an SAE rate of approximately 10%. In both trials, there were multiple SAEs related to the endoscopy and anesthesia required for placement and removal of the balloons.

2. Lack of comfort and tolerability. The ReShape Duo Balloon and ORBERA Balloon are manufactured from thick silicone containing rigid components. We believe that the materials used in these balloons can lead to discomfort, trauma to the stomach lining, and growth of bacteria and fungi on the balloon surface.

3. Limited ability to provide progressive and sustained weight loss. For patients receiving balloon treatment in the ReShape Duo Balloon pivotal trial, the mean weight loss at 24 weeks was just 14.3 pounds. Furthermore, the average treatment subject in ReShape’s pivotal trial with weight loss at 24 weeks regained 40% of the weight loss at 48 weeks, resulting in a mean weight loss of 9.9 pounds at 48 weeks.

4. Inconvenient placement procedure. The placement procedures for the ReShape Duo Balloon and the ORBERA Balloon require both the device placement and the device removal to be performed in an endoscopic procedure using anesthesia. The patient cannot immediately return to normal activities and must be placed under medical observation for at least a few hours until cleared to go home.

Our Platform

The Allurion Program

The Allurion Program features the Allurion Balloon and offers access to the VCS, a cutting-edge digital therapeutic that combines AI-powered remote patient monitoring tools with a proprietary behavior change program.

The Allurion Balloon

The Allurion Balloon is a first of its kind, procedure-less intragastric balloon the standard process for which does not require any surgery, endoscopy, or anesthesia for placement or removal. The balloon is swallowed in a capsule during a discrete outpatient office visit that takes approximately 15 minutes (though times may vary across different outpatient offices). Once the capsule is in the stomach, a delivery catheter is used to fill the Allurion Balloon with approximately 550 milliliters of filling fluid. Approximately four months later, a patented ReleaseValve™ opens and allows the balloon to empty and pass out of the body naturally. The patient does not need to return to the doctor to have the balloon removed.

The Allurion Balloon is designed to help reduce a patient’s food intake by taking up space in the stomach and slowing the rate at which the stomach empties. By the time the Allurion Balloon passes, patients develop new food preferences, including smaller portion sizes, which we believe leads to maintainable, long- lasting results. We believe our clinical studies support that the Allurion Balloon can be swallowed, filled, and passed, and provide short and long-term therapeutic benefit while minimizing risks.

The Allurion Balloon is comprised of several novel and innovative features that differentiate it from previous intragastric balloons and enable it to be swallowed and then naturally passed, including:

•
Dissolvable capsule. We designed the capsule to be large enough to accommodate the folded balloon, yet small enough to be swallowed. The capsule is titrated to optimize dissolution timing. If the capsule dissolves too quickly, the balloon could be prematurely released before entering the stomach, and if too slowly, the patient and physician are inconvenienced by having to wait longer to fill the balloon.
•
Balloon film. Our film is made from a polyether polyurethane that was specifically chosen to be extrudable into a film thin enough to fit into a capsule and pass through the gastrointestinal tract yet impervious to the chemical environment and mechanical forces of the stomach. The film is biocompatible, cost-effective to extrude and manufacture, and puncture resistant, all while being smooth and atraumatic to the gastrointestinal lining.
•
Balloon valves. Our Allurion Balloon contains two valves: a fill valve and ReleaseValve™. The valves are constructed from polyurethane film and, unlike valves used in other intragastric balloons, there are no rigid parts. This design ensures that the valves are atraumatic to the stomach lining and can pass through the gastrointestinal tract without obstructing. Both valves are small and flexible so that they can be folded to fit inside the capsule.
1.
The fill valve is designed to reseal after the delivery catheter is removed. It also contains a radiopaque marker so that the Allurion Balloon can be visualized on x-ray.
2.
The ReleaseValve™ is constructed from a degradable polymer that faces the inside of the Balloon. Once the degradable polymer is fully degraded, the ReleaseValve™ opens, the Allurion Balloon empties, and then passes through the gastrointestinal tract to be excreted.
•
Delivery catheter. Our delivery catheter is designed to quickly fill the Allurion Balloon. It is small, flexible, and smooth in order to minimize any potential discomfort to the patient during balloon placement. In addition, the catheter contains length markings to measure transit through the esophagus and into the stomach and is radiopaque to facilitate visualization on x-ray.

The Allurion Virtual Care Suite

The VCS is a cutting-edge digital therapeutic that combines AI-powered remote patient monitoring tools with a proprietary behavior change program.

The VCS is comprised of tools to support patients’ weight loss experience, which we believe benefit both patients and health care providers:

For patients, the App integrates data from the Allurion Connected Scale to conveniently monitor weight, body fat, activity, sleep, and several other critical metrics. The App also enables secure messaging and video telehealth with the patient’s care team and delivers content from our proprietary behavior change program—a library of over 100 weight loss actions developed by our team of behavior change experts related to diet, nutrition, mental health, sleep, goal setting, and a number of other topics—directly to the patient. The App is available in over 15 languages.

For health care providers, Allurion Insights provides end-to-end remote patient monitoring powered by the Allurion Iris AI platform, which leverages machine learning to deliver key insights and streamline workflow. Allurion Insights offers real-time access to patient data and AI-powered analytics, 1:1 video telehealth and secure messaging directly to the patient’s App, note functionality to keep track of patient encounters, and clinic-wide metrics that provide a snapshot of the clinic’s overall performance.

In addition to its use by Allurion Balloon patients, we believe the VCS can potentially be a platform for optimal long-term follow up after other medical and surgical weight loss interventions in the future. As noted above, in June 2022 we incorporated a Treatment Tracking and Clinic-Led Onboarding feature into the VCS, which enables seamless onboarding and management of patients undergoing one or multiple weight loss treatments including gastric balloons such as the Allurion Balloon, surgery, or medications. In addition, in connection with our collaboration with Medtronic, we expect to develop bundled offerings that incorporate the VCS in order to onboard and manage Medtronic’s patients.

Allurion Program Trials

The Allurion Balloon has demonstrated favorable short and long-term results for weight loss with few adverse events. In a prospective, non-randomized, open-label, registry trial of 1,770 patients, Allurion Balloon patients lost 14% of total body weight or 30 pounds on average after just four months. In another trial of 522 patients, average weight loss was 13.9% of total body weight at four months and 13.4% of total body weight at one year after balloon passage, representing a 95% maintenance of total body weight loss. In a trial of 232 Allurion Balloon patients who maintained ongoing lifestyle modification after balloon passage, average weight loss was 17% of total body weight at one year. In a trial of 181 patients that combined Allurion Balloon treatment with a GLP-1 weight loss drug, the first multi-center trial of balloon and drug combination therapy demonstrating significant synergies, average weight loss was 19% of total body weight at eight months. Finally, in another trial of 226 patients with type 2 diabetes or pre-diabetes treated with the Allurion Program, those with type 2 diabetes reduced their hemoglobin A1c (HbA1c) on average by 1.5 points and those with pre-diabetes reduced their HbA1c by 1.1 points.

The FDA approved the IDE for our AUDACITY trial, a 48-week, prospective, randomized, open-label trial comparing the Allurion Program to moderate intensity lifestyle intervention. We received approval of the IDE from the FDA in November 2021 to initiate the AUDACITY clinical trial in the United States. The first patient was treated in July 2022. During the third quarter of 2023, we completed the enrollment of 550 patients in the trial across 17 sites in the United States.

Subjects in the treatment arm will be eligible for up to two Allurion Balloons. Co-primary endpoints of the trial include a 50% responder rate, defined as greater than 5.0% of total body weight loss, at 48 weeks following balloon placement, and a 3.0% total body weight loss superiority margin at 48 weeks. The results of the trial, if positive, are expected to support a PMA to the FDA.

Prior ENLIGHTEN Trial

AUDACITY’s trial design reflects the FDA’s updated recommendations for weight loss devices and builds upon the ENLIGHTEN trial, our prior IDE trial which was conducted in 2018-2019. The ENLIGHTEN trial featured a sham-controlled design with one balloon cycle. The Allurion Balloon met the co-primary endpoint related to responder rate but failed to meet the co-primary endpoint on superiority margin due to sham overperformance.

In 2019, the FDA issued a White Paper on Weight Loss Devices after safety issues were encountered with other weight loss balloons (ReShape and ORBERA) on the market. The FDA’s updated guidance for clinical trials for weight loss balloons required increased efficacy and increased the minimum treatment duration to 6 months with a preference for one-year outcomes. We designed the AUDACITY trial in collaboration with the FDA in 2021 to address these new criteria.

We believe that AUDACITY improves upon ENLIGHTEN given the open-label trial design (i.e., no sham), utilization of multiple balloon cycles, and alignment with the FDA’s updated guidance on intragastric balloons for weight loss.

Our Business Model

We believe that our business-to-business-to-consumer, ("B2B2C"), business model creates an economic benefit for all key stakeholders. Health care providers may benefit from providing the Allurion Program because it addresses a significant unmet need for their patients and is designed to not require time-consuming surgery, endoscopy, or anesthesia. Moreover, we can provide our product to health care providers who have historically not been able to provide cash pay weight loss procedures, because the Allurion Balloon does not require endoscopy or anesthesia and hence there are fewer restrictions on the type of doctor that can use the Allurion Balloon versus other balloons. Patients may benefit because our program does not require invasive surgery, endoscopy, or anesthesia and hence may reduce the overall cost and inconvenience of getting treated.

We believe our platform addresses the following limitations of current weight loss treatments:

•
Poor patient and health care provider experience. Many other weight-loss innovations lack remote patient monitoring or behavior modification. By combining a therapeutic medical device with remote patient monitoring and behavior modification, we believe we can improve both the patient and provider experiences.
•
More complex safety profile. Weight loss treatments that require surgery, endoscopy, or anesthesia may result in SAEs that limit adoption.
•
Poor economics. Bariatric surgery can cost patients approximately at least $15,000 out-of-pocket when not reimbursed by insurance companies. Weight loss drugs can cost patients as much as $1,000 per month, and weight loss is dependent on patients continuing to use the drugs for life. By removing endoscopy and anesthesia from the placement and removal of the Allurion Balloon, we believe that the Allurion Program is significantly more affordable for patients than the alternatives while maintaining attractive health care provider economics.
•
Limited channels. We believe most health care providers lack the necessary infrastructure and training to deliver a comprehensive weight-loss platform. Moreover, interventions that require surgery, endoscopy or anesthesia must be performed by gastroenterologists or surgeons, many of whom are not weight-loss specialists. We believe that the Allurion Program can be delivered by a much wider group of health care providers across multiple specialties.
•
Flawed go-to-market strategy. We believe other weight-loss companies have deployed strategies which fail to embrace modern-day digital advertising and physician training techniques. We believe that the strategies we have developed to acquire leads, increase conversion through the funnel, and educate providers significantly improves the scalability of our business compared to the competition.

Our Competitive Strengths

We developed the Allurion Program to overcome the limitations of other weight loss treatments, including the other intragastric balloons. Based on our commercial experience in over 130,000 patients, we believe that the Allurion Program provides considerable advantages to patients and providers:

Consumer-centric, procedure-less technology with favorable safety profile. The Allurion Balloon does not require surgery, endoscopy, or anesthesia for either placement or removal. We believe this results in a safer, easier, faster, and more convenient patient experience at a lower cost and a device that can be administered by a wide array of providers. Though the Allurion Balloon has not been compared in head-to-head trials with other liquid-filled intragastric balloons, Allurion has reported a lower device or procedure-related SAE rate than competing intragastric balloons, with considerably better weight loss results.

More than just a balloon: an end-to-end weight management platform powered by AI and data. The Allurion Program features a uniquely designed medical device and offers access to a proprietary clinically-proven behavior change program and AI-powered remote patient monitoring through the VCS. We believe this holistic approach will improve outcomes for patients, streamlines provider workflow, enables end-to-end weight management, and opens the door to a life-long relationship with the patient. Further, we believe that the ongoing stream of data we receive on patient outcomes and provider productivity will enable us to enhance the capabilities of our AI platform and further expand our data moat.

Life-changing clinical outcomes that are fast yet durable. On average, Allurion patients lose 14% of their total body weight (approximately 14kg or 30lbs) over just four months and sustain 95% of that weight loss at one year. We have also observed similarly significant effects on obesity-related co-morbidities like type 2 diabetes.

Attractive economics for patients and providers. By eliminating endoscopy and anesthesia from balloon placement and removal, we believe that we have made our weight loss product more affordable to the patient and more lucrative for the provider compared to the competition. Health care providers can treat patients with a high- margin device in just a 15-minute office visit, which when compared to devices that require hospital stays, significantly improves profitability per hour.

Broad patent portfolio and proprietary manufacturing capabilities. We have a broad portfolio of intellectual property—including 54 issued patents—protecting our products, which we believe, when combined with our proprietary manufacturing processes and know-how, leads to a significant competitive moat. Currently, the Allurion Balloon is manufactured and assembled in-house using components and sub-assemblies at our facilities in Natick, Massachusetts, which further enhances our ability to maintain high levels of quality and protect manufacturing trade secrets that we have developed since inception.

Proven management team with expansive industry experience. Our executive team consists of seasoned medical device and digital health professionals with deep industry experience and expertise, who have led and managed high-growth private and public companies that have introduced and commercialized multiple new products.

Our Growth Strategy

Our primary objective is to become the world’s leading weight loss treatment provider and fulfill our mission to end obesity. The key elements to our strategy are the following:

•
Expand revenues in key existing markets. We employ a multi-faceted marketing strategy that includes online advertising, co-op marketing campaigns, and professional education programs. This approach enables us to engage with and educate patients and providers, increase the awareness and credibility of our program, provide qualified leads to our accounts, and increase the productivity of our providers. Over time, we expect the return on investment on these activities to continue to increase. Using the commercial strategies we have deployed successfully thus far, we believe we can continue to expand revenues in key existing markets by increasing the productivity of existing accounts and acquiring new, high potential accounts across a variety of specialties.
•
Launch the Allurion Program in new markets. We expect that continued geographic expansion will be a key driver of growth over the next three years. The Allurion Program is already registered to be sold in over 50 countries. We expect to launch in new markets over the next three years.

•
Obtain FDA approval and enter the U.S. market. We are conducting our FDA-approved IDE clinical trial, AUDACITY, in the United States with the goal of obtaining data to support a PMA to submit to the FDA and, if approved, commercialization of the Allurion Balloon in the United States.
•
Expand the VCS to enhance the balloon experience and engage patients for a lifetime. Every current Allurion Program patient receives an Allurion Connected Scale, and anyone can download the App. Currently, the VCS is driving increased productivity, improved outcomes, and higher patient engagement during the balloon phase. In the future, we intend to expand the sale of the VCS in a Software as a Service (“SaaS”) model to be used in clinics for their patients before and after balloon therapy to drive even better short and long-term outcomes and also in patients undergoing other weight loss interventions.
•
Expand label, advance product pipeline, and strengthen weight loss platform. We plan to leverage our proprietary product technology and research and development expertise to expand our current label, if approved, into adolescents and a lower BMI population. We also plan to develop products for weight loss that improve clinical outcomes, increase ease of use, and reduce cost.
•
Monetize our marketing funnel through partnership or acquisition. As part of our multi-faceted marketing strategy, we generate leads that enter our marketing funnel. Currently, we only convert a portion of those leads to the Allurion Program. Leads that remain unmonetized today may be suitable candidates for bariatric surgery, weight loss medications, or some other intervention. We plan to leverage these leads to form partnerships with other weight loss companies or identify acquisition targets that are searching for well qualified leads for their products. While we have no specific acquisitions or planned licensing agreements, we may engage in these, or other strategic transactions, with the goal of augmenting our existing product portfolio and global footprint.

Our Competition

We have developed, manufactured, and commercialized the world’s first and only swallowable, procedure-less gastric balloon for weight loss, which we offer as part of our Allurion Program, a multi-faceted weight loss platform. Weight-loss treatments range from behavioral modification, to drugs and medical devices, and surgery. Outside the U.S., we compete with a variety of local and regional competitive intragastric balloon manufacturers including SC MedSil, Medicone and Spatz Laboratories. In the U.S., there are three manufacturers with an intragastric balloon approved by the FDA at this time: Boston Scientific Corporation, Inc., ReShape Lifesciences, Inc. and Spatz FGIA Inc. All of these balloons require endoscopy and anesthesia for placement and/or removal.

We also compete against the manufacturers of pharmaceuticals that are directed at treating weight loss, such as Novo Nordisk A/S, Eli Lilly & Co., Roche Holding AG, GlaxoSmithKline plc, Arena Pharmaceuticals, Inc., VIVUS, Inc. and Orexigen Therapeutics, Inc.

We believe that the principal competitive factors in our market include:

•
acceptance by health care providers and patients;
•
published rates of safety and efficacy;
•
reliability and high-quality performance;

•
effectiveness at controlling co-morbidities such as diabetes and hypertension;
•
invasiveness and the inherent reversibility of the procedure or device;
•
cost and average selling price of products and relative rates of reimbursement, if any;
•
effective marketing, training, education, sales and distribution;
•
regulatory expertise;
•
technological leadership and superiority; and
•
speed of product innovation and time to market.

Many of our competitors, or their parent companies, are larger than we are, and they may enjoy several competitive advantages over us, including:

•
stronger name recognition;
•
existing relations with health care professionals, customers and third-party payers;
•
established distribution networks;
•
significant experience in research and development, manufacturing, preclinical testing, clinical trials, obtaining regulatory approvals, obtaining reimbursement and marketing approved products; and
•
greater financial, sales and marketing and manufacturing resources.

As a result, we cannot assure you that we will be able to compete effectively against these companies or their products.

Intellectual Property

We have assembled a broad portfolio of intellectual property related to our medical device, the Allurion Balloon, and our supporting technology platform, the VCS. We believe this intellectual property, combined with proprietary manufacturing processes and the regulatory approvals we have successfully obtained in over 50 countries outside of the United States, provides us with a strong market position.

As of December 31, 2023, we own or have rights to 18 issued patents and five pending patent applications in the U.S. related to various aspects of our Allurion Balloon, such as a swallowable, self-deflating and naturally passing gastric balloon, improvements to the fill and release valves therein, methods for deploying and releasing a gastric balloon within the body, and next generation fill and release valves. In addition, outside of the United States we have 36 issued and four patents pending that generally parallel the U.S. portfolio in 16 countries as of December 31, 2023. We are not currently licensing any patents. Allurion owns and possesses all right, title and interest in and to each patent and patent application noted herein free and clear of all liens, other than any liens granted to Fortress and RTW (each, as defined below) pursuant to our credit and royalty arrangements with Fortress and RTW, respectively.

Our issued patents are expected to expire at various times between February 21, 2033 and November 27, 2040. The following table sets forth a summary of our patents and patent applications, including where patent applications have been filed, the exemplary subject matter being pursed in the applications, and expected expiration dates.

Family No.	Jurisdictions	Patent/Application & Status	Exemplary Subject Matter and Scope	Expiration	Type
1	Australia; Brazil; Canada; China; Europe; Israel; India; Japan; South Korea; Mexico; United States	Granted European patent validated in Germany; Spain; France; United Kingdom; Ireland; Italy; granted Australia; Brazil; Canada; China; Israel; India; Japan; South Korea; Mexico; United States	Medical devices for temporary implantation within the body, such as a gastric space, and methods for temporarily occupying a space in the body, such as a gastric space	2033	Utility
2	United States	Granted	Ingestible Delivery Systems and methods	2033	Utility
3	Australia; Brazil; China; Europe; United States	Granted European patent validated in France; United Kingdom; Ireland; granted Australia; Brazil; China; United States

Medical devices for temporary implantation within the body, such as a gastric space, and methods for temporarily occupying a space in the body, such as a gastric space; improved fill valves for use with the medical devices

				2033, 2036	Utility
3	European Patent Convention; United States	Pending patent applications

Medical devices for temporary implantation within the body, such as a gastric space, and methods for temporarily occupying a space in the body, such as a gastric space; improved fill valves for use with the medical devices

				2033, 2036	Utility
4	United States	Granted	Automatic-Sealing Balloon- Filling Catheter Systems and methods of use	2039	Utility
4	Europe; United States	Pending patent applications	Automatic-Sealing Balloon- Filling Catheter Systems and methods of use	2039	Utility
5	China; United States	Granted China; United States	Binary fluid control valve systems	2039	Utility
5	Europe; United States	Pending patent applications	Binary fluid control valve systems	2039	Utility
6	United States	Granted	Enhanced Fluid Delivery System	2040	Utility
7	China; United States	Pending patent applications	Fluid Delivery Catheter	2041	Utility
8	United States	Pending patent application	Automatic-Sealing Balloon- Filling Catheter Systems and methods of use	2043	Utility

We are protecting three Allurion-related trademarks in three classes: medical devices (the balloon), downloadable software and digital scale (the mobile app), and medical services (provided by our physicians). As of December 31, 2023, we have 69 registered trademarks and one pending Allurion trademark application among 15 jurisdictions. It is our intention to maintain these registrations indefinitely and to expand the number of jurisdictions in which we have registered trademarks as deemed necessary to protect our freedom to use the marks and/or block competitors in additional markets.

We also hold registrations to the “Elipse” trademark in three classes in four jurisdictions; it is our intention to allow these registrations to lapse at the end of their current terms as we are no longer identified by this trademark.

In addition to pursuing patents on our products, we have taken steps to protect our intellectual property and proprietary technology by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, corporate partners, and, when needed, our advisors. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. In addition, we intend to expand our international operations, and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries.

In general, the medical device industry is characterized by the existence of a large number of patents and frequent allegations and related litigation regarding patent and other intellectual property rights. Third parties, including our competitor companies, may assert patent, copyright, trademark and other intellectual property rights against us, our partners or our customers. Our standard license and other agreements may obligate us to indemnify our partners and customers against such claims. We could incur substantial costs and diversion of the attention of our management and technical personnel in defending against any such claims. Successful claims of infringement of a valid patent by a third party could prevent us from selling or distributing our products or performing certain services, require us to expend time and resources to develop non-infringing products, or force us to pay substantial damages (including treble damages if we are found to have willfully infringed patents), royalties or other fees. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights.

We intend to continue to expand our intellectual property portfolio and invest in protecting new innovations developed in our pipeline programs.

Third-party open source software components.

The Allurion VCS and our other products and services contain software licensed to us by third-party authors under “open source” licenses. Use of such software may entail greater risks than use of non-open source third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. Although we seek to monitor our use of open source software to avoid such consequences and to comply with the terms thereof, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. Although we try to mitigate the risk of our use of open source software by managing software development with an information security program that is in compliance with the global standard International Organization for standardization ("ISO) 27001:2013, our information security program does not yet comply fully with all of the additions and changes in the updated ISO 27001:2022 version of the standard. We anticipate transitioning to compliance with the ISO 27001:2022 version of the standard prior to the required transition date of October 31, 2025. Using an automated static code analysis tool, we regularly examine all VCS software code, as well as included open source code, for security vulnerabilities, code quality, as well as open source licensing that is in alignment with our software distribution requirements.

Sales and Marketing

We currently sell our products either through our direct sales force, or in certain countries, through distributors. As of December 31, 2023, our sales and marketing organization consisted of approximately 100 employees and consultants.

Our sales personnel are equipped with a suite of resources including extensive in-depth training, marketing resource tools, and access to a robust schedule of education events. In the regions where we have distributors, we provide clinical training and support to build positive relationships with physicians and clinics and to position our product in the marketplace as a premium product with consequent premium pricing.

We employ a multi-faceted marketing strategy focused on social media engagement with patient success stories, conferences, advertisements and education.

Manufacturing Capabilities

Allurion Balloons are manufactured in-house using components and sub-assemblies at our 10,000 square foot, ISO 13485 certified manufacturing facility in Natick, Massachusetts. We rely on suppliers for the extruded film to manufacture our Allurion Balloon and suppliers for stylets, filler kits, accessories, and scales. All critical component suppliers undergo strict quality system audits and component inspections to ensure they meet our quality standards. All suppliers and materials must be qualified prior to being approved for manufacturing activities. Our suppliers have no contractual obligations to supply us with components, and we are not contractually obligated to purchase such components from any of our suppliers. Order quantities and lead times for components purchased from our suppliers are based on our forecasts derived from anticipated future demand.

Lead times for components may vary significantly depending on the size of the order, time required to fabricate and test the components, specific supplier requirements and current market demand for the components and sub-assemblies. However, some of these components are critical to our products and there are relatively few alternative sources of supply. To date, we have not experienced significant delays in obtaining any of our components or sub-assemblies.

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the Center for Devices and Radiological Health. We and our component suppliers manufacture our products in compliance with the FDA’s Quality System Regulation ("QSR") in 21 CFR part 820 of the Federal Food, Drug and Cosmetic Act., or “FDCA”.

We are also subject to periodic inspections and audits by various international regulatory and notified bodies, and we believe our past performance in these audits reflects the strength of our quality system and production and process controls. We consider this to be a key element of our risk management and business continuity strategies and a competitive advantage as we have full control of the product life-cycle. Our in-house manufacturing team included 24 employees at December 31, 2023, all of whom undergo well defined training programs throughout their period of employment. We believe our manufacturing experience, know-how, and process-related trade secrets are a competitive advantage.

Additionally, we will need to increase our manufacturing capabilities over time in order to satisfy any increased demand for our balloon system, and we have no experience manufacturing our balloon system in such quantities. If we are unable to keep up with demand for our balloon system, our revenue could be impaired, market acceptance for our balloon system could be harmed and our customers might instead purchase our competitors’ products.

Government Regulation

The healthcare industry, and thus our business as a medical device company, is subject to extensive federal, state, local and foreign regulation. Some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. In addition, these laws and their interpretations are subject to change.

Regulatory System for Medical Devices in the United States

Unless an exemption applies, each new or significantly modified medical device a company seeks to commercially distribute in the United States will require a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the Federal Food, Drug and Cosmetic Act ("FDCA"), also referred to as a 510(k) clearance, a de novo classification request, or approval from the FDA of a PMA application. Our Allurion Balloon will require approval from the FDA of a PMA application. The 510(k) clearance, de novo classification request and PMA processes can be resource intensive, expensive and lengthy, and require payment of significant user fees, unless an exemption is available.

Device Classification

Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness.

Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be reasonably assured by adherence to a set of FDA regulations, referred to as General Controls, which require compliance with the applicable portions of the QSR facility registration and product listing, reporting of adverse events and malfunctions, and appropriate, truthful and non-misleading labeling and promotional materials. Some Class I devices, also called Class I reserved devices, also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Most Class I products are exempt from the premarket notification requirements.

Class II devices are those that are subject to the General Controls, and Special Controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These Special Controls can include performance standards, patient registries, FDA guidance documents and post-market surveillance. Most Class II devices are subject to premarket review and clearance by the FDA. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification process.

Class III devices include devices deemed by the FDA to pose the greatest risk such as life-supporting or life-sustaining devices, or implantable devices, in addition to those deemed novel and not substantially equivalent following the 510(k) process. The safety and effectiveness of Class III devices cannot be reasonably assured solely by the General Controls and Special Controls described above. Therefore, these devices are subject to the PMA application process, described below, which is generally more costly and time consuming than the 510(k) process.

The Investigational Device Process

In the United States, absent certain limited exceptions, human clinical trials intended to support 510(k) clearance, de novo classification, or PMA approval require an IDE application. Some types of trials considered to present “non-significant risk” are deemed to have an approved IDE once certain requirements are addressed, and investigational review board, ("IRB"), approval is obtained. If the device presents a “significant risk” to human health, as defined by the FDA, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound.

The IDE application must be approved in advance by the FDA for a specified number of subjects. The FDA also may issue a conditional approval, in which case the trial may be conducted subject to the FDA’s conditions, which the sponsor must address in order to conduct the trial as originally requested. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the trial protocol and informed consent are approved by appropriate IRBs at the clinical trial sites. There can be no assurance that submission of an IDE application will result in the ability to commence clinical trials, and although the FDA’s approval of an IDE application allows clinical testing to go forward for a specified number of subjects, it does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria, unless the sponsor has obtained a binding protocol agreement.

All clinical trials must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibit promotion and specify an array of recordkeeping, reporting and monitoring responsibilities of trial sponsors and trial investigators. Clinical trials must further comply with the FDA’s good clinical practice regulations for IRB approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA. Clinical trial investigators must disclose certain financial interests to clinical trial sponsors. The commencement or completion of any clinical trial may be delayed or halted, including from the FDA imposing a clinical hold on a trial, or be inadequate to support approval of a PMA application, de novo classification or clearance of a 510(k), for numerous reasons.

The 510(k) Clearance Process

Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification 90 days before it seeks to commercially distribute its device, demonstrating that the device is “substantially equivalent,” as defined in the statute, to a legally marketed predicate device.

A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was previously found substantially equivalent through the 510(k) process.

To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence.

After a 510(k) premarket notification is submitted, the FDA determines whether to accept it for substantive review. If it lacks necessary information for substantive review, the FDA will refuse to accept the 510(k) premarket notification. If it is accepted for filing, the FDA begins a substantive review. As a practical matter, clearance often takes longer than 90 days, and clearance is never assured. Although many 510(k) premarket notifications are cleared without clinical data, the FDA may require further information, including clinical data, to make a determination regarding substantial equivalence, which may significantly prolong the review process. If the FDA agrees that the device is substantially equivalent, it will grant clearance to commercially market the device.

If the FDA determines that the device is not “substantially equivalent” to a predicate device, or if the device is automatically classified into Class III, the device sponsor must then fulfill the much more rigorous premarketing requirements of the PMA approval process, or seek reclassification of the device through the de novo process. A manufacturer can also submit a petition for direct de novo review if the manufacturer is unable to identify an appropriate predicate device and the new device or new use of the device presents a moderate or low risk.

After a device receives 510(k) clearance, any modification, including modification to or deviation from design, manufacturing processes, materials, packaging and sterilization that could significantly affect the device’s safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, could require a PMA application or de novo classification. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. Many minor modifications are accomplished by a letter-to-file in which the manufacturer documents the change in an internal letter-to-file. The letter-to-file is in lieu of submitting a new 510(k) to obtain clearance for such change. The FDA can always review these letters to file in an inspection. If the FDA disagrees with a manufacturer’s determination regarding whether a new premarket submission is required for the modification of an existing device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval of a PMA application is obtained. In addition, in these circumstances, the FDA can impose significant regulatory fines or penalties for failure to submit the requisite PMA application(s).

The PMA Approval Process

Through the PMA application process, the applicant must submit data and information demonstrating reasonable assurance of the safety and effectiveness of the device for its intended use to the FDA’s satisfaction. Accordingly, a PMA application typically includes, but is not limited to, extensive technical information regarding device design and development, preclinical study and clinical trial data, manufacturing information, labeling and financial disclosure information for the clinical investigators in device trials. The PMA application must provide valid scientific evidence that demonstrates to the FDA’s satisfaction a reasonable assurance of the safety and effectiveness of the device for its intended use.

Following receipt of a PMA application, the FDA conducts an administrative review to determine whether the application is sufficiently complete to permit a substantive review. If it is not, the agency will refuse to file the PMA. If it is, the FDA will accept the application for filing and begin the review. The FDA, by statute and by regulation, has 180 days to review a filed PMA application, although the review of an application more often occurs over a significantly longer period. During this review period, the FDA may request additional information or clarification of information already provided, and the FDA may issue a major deficiency letter to the applicant, requesting the applicant’s response to deficiencies communicated by the FDA. The FDA considers a PMA or PMA supplement to have been voluntarily withdrawn if an applicant fails to respond to an FDA request for information (e.g., major deficiency letter) within a total of 360 days. Before approving or denying a PMA, an FDA advisory committee may review the PMA at a public meeting and provide the FDA with the committee’s recommendation on whether the FDA should approve the submission, approve it with specific conditions, or not approve it. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Prior to approval of a PMA, the FDA may conduct inspections of the clinical trial data and clinical trial sites, as well as inspections of the manufacturing facility and processes. Overall, the FDA review of a PMA application generally takes between one and three years, but may take significantly longer.

If the FDA evaluation of a PMA is favorable, the FDA will issue either an approval letter, or an approvable letter, the latter of which usually contains several conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of the device, subject to the conditions of approval and the limitations established in the approval letter. If the FDA’s evaluation of a PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA also may determine that additional tests or clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and data is submitted in an amendment to the PMA, or the PMA is withdrawn and resubmitted when the data are available. The PMA process can be expensive, uncertain and lengthy.

New PMA applications or PMA supplements are required for modification to the manufacturing process, equipment or facility, quality control procedures, sterilization, packaging, expiration date, labeling, device specifications, ingredients, materials or design of a device that has been approved through the PMA process. PMA supplements often require submission of the same type of information as an initial PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the approved PMA application and may or may not require as extensive technical or clinical data or the convening of an advisory panel, depending on the nature of the proposed change.

In approving a PMA application, as a condition of approval, the FDA may also require some form of post-approval trial or post-market surveillance, whereby the applicant conducts a follow-up trial or follows certain patient groups for several years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional or longer-term safety and effectiveness data for the device. The FDA may also require post-market surveillance for certain devices cleared under a 510(k) notification, such as implants or life-supporting or life-sustaining devices used outside a device user facility. The FDA may also approve a PMA application with other post-approval conditions intended to ensure the safety and effectiveness of the device, such as, among other things, restrictions on labeling, promotion, sale, distribution and use.

Pervasive and Continuing FDA Regulation

After the FDA permits a device to enter commercial distribution, numerous regulatory requirements continue to apply. These include:

•
labeling regulations, unique device identification requirements and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses;
•
advertising and promotion requirements;
•
restrictions on sale, distribution or use of a device;
•
PMA annual reporting requirements;
•
PMA approval or clearance of a 510(k) for product modifications;
•
medical device reporting, or MDR, regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;
•
medical device correction and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
•
recall requirements, including a mandatory recall if there is a reasonable probability that the device would cause serious adverse health consequences or death;
•
an order of repair, replacement or refund;
•
device tracking requirements; and
•
post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Our manufacturing processes are required to comply with the applicable portions of the FDA’s QSR that covers the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation, and servicing of finished devices intended for human use. In February 2024, the FDA issued the Quality Management System Regulation (“QMSR”) Final Rule to amend the QSR, incorporating by reference the international standard for medical device quality management systems set by the “ISO”, ISO 13485:2016. The rule will become effective on February 2, 2026. Until then, manufacturers are required to comply with the QSR. We actively maintain compliance with the FDA’s QSR, and the European Union’s Quality Management Systems requirements, ISO 13485:2016.

Since February 2017, the FDA has issued three separate letters to health care providers warning of SAEs, including deaths, which are specific to liquid-filled intragastric balloons. We are aware of the filing of additional reports of SAEs, including deaths, associated with liquid-filled balloons since the issuance of the FDA letters to health care providers. While the advisory letters were specific to liquid-filled intragastric balloons and not the Allurion Balloon, these letters could create negative perceptions of the entire gastric balloon category, which may cause negative consequences for us including requiring additional warnings, precautions and/or contraindications in the labeling, delaying or denying approval of our products, or possible review or withdrawal of any approval that we may obtain.

The FDA has broad post-market and regulatory enforcement powers. Medical device manufacturers are subject to unannounced inspections by the FDA and other state, local and foreign regulatory authorities to assess compliance with the QSR and other applicable regulations, and these inspections may include the manufacturing facilities of any suppliers.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•
warning or untitled letters, fines, injunctions, consent decrees and civil penalties;
•
unanticipated expenditures, repair, replacement, refunds, recall or seizure of products;
•
operating restrictions, partial suspension or total shutdown of production;
•
the FDA’s refusal of requests for 510(k) clearance, de novo classification or premarket approval of new products, new intended uses or modifications to existing products;
•
the FDA’s refusal to issue certificates to foreign governments needed to export products for sale in other countries;
•
withdrawing premarket approvals that have already been granted or reclassifying our devices; and
•
criminal prosecution.

Other U.S. Healthcare Laws

Our business is regulated by laws pertaining to healthcare fraud and abuse, including anti-kickback laws and false claims laws, and other healthcare laws. Violations of these laws are punishable by significant administrative, criminal and civil penalties, including damages, disgorgement, monetary fines, possible exclusion from participation in federal and state healthcare programs, such as Medicare and Medicaid, imprisonment, and integrity oversight and reporting obligations.

Anti-Kickback Statute

The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the furnishing, recommending, purchasing, leasing, ordering, or arranging for, a good or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value, including payments to physicians or other providers, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments and providing anything of value at less than fair market value. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. These exceptions and safe harbors exist for various types of arrangements, including certain investment interests, leases, personal service arrangements, discounts and management contracts. The failure of a particular activity to comply with all requirements of an applicable safe harbor regulation does not mean that the activity violates the federal Anti-Kickback Statute or that prosecution will be pursued. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of the relevant facts and circumstances. Activities and business arrangements that do not fully satisfy each applicable exception or safe harbor may result in increased scrutiny by government enforcement authorities such as the Office of the Inspector General.

Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Affordable Care Act ("ACA") to a stricter standard such that a person or entity no longer needs to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Rather, if “one purpose” of the renumeration is to induce referrals, the federal Anti-Kickback Statute is violated. In addition, the ACA codified case law that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (“FCA”) (discussed below).

Further, certain states have adopted prohibitions similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not only by government healthcare programs such as the Medicare and Medicaid programs, and do not include comparable exceptions and/or safe harbors to those provided by the federal Anti-Kickback Statute.

Federal False Claims Act

The FCA prohibits, among other things, knowingly filing or causing the filing of a false claim or the knowing use of false statements to obtain payment from the federal government. A claim that is filed pursuant to an unlawful kickback may be a false claim under this law and, in a number of cases, manufacturers of medical products have entered into settlements based on FCA allegations that their financial relationships with customers “caused” these customers to submit false claims. When an entity is determined to have violated the FCA, it may be required to pay up to three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim. Private individuals can file suits under the FCA on behalf of the government. These lawsuits are known as “qui tam” actions, and the individuals bringing such suits, sometimes known as “relators” or, more commonly, “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. Since complaints related to “qui tam” actions are initially filed under seal, the action may be pending for some time before a defendant is even aware of such action.

HIPAA

The Health Insurance Portability and Accountability Act ("HIPAA") created new federal crimes, including healthcare fraud and false statements relating to healthcare matters. HIPAA prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payers. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government-sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), also protects the security and privacy of individually identifiable health information maintained or transmitted by certain healthcare providers, health plans and healthcare clearinghouses and their business associates. HIPAA restricts the use and disclosure of patient health information, including patient records. Although we believe that HIPAA does not apply directly to us, most of our customers have significant obligations under HIPAA, and we intend to cooperate with customers and others to ensure compliance with HIPAA with respect to patient information. HITECH created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney's fees and costs associated with pursuing federal civil actions. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Failure to comply with HIPAA obligations can result in civil fines and/or criminal penalties. Some states have also enacted rigorous laws or regulations protecting the security and privacy of patient information.

Transparency Reporting

In March 2010, the U.S. Congress enacted the ACA. The U.S. Physician Payments Sunshine Act, which is part of the ACA, requires manufacturers of drugs, biologics, devices and medical supplies that are subject to (or used in procedures subject to) Medicare and Medicaid reimbursement to record payments and transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals as well as ownership and investment interests held by physicians and their immediate family members and to report this data to the Centers for Medicare & Medicaid Services, for public disclosure. Failure to report may result in civil or criminal fines and/or penalties. Similar reporting requirements have also been enacted in several states, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals. In addition to reporting, some states such as Massachusetts and Vermont impose a ban or limit the ability of medical device and pharmaceutical manufacturers providing certain items of value or payments to physicians or other healthcare practitioners licensed in these states. In recent years, the federal government and several states have enacted legislation requiring biotechnology, pharmaceutical and medical device companies to establish marketing compliance programs and file periodic reports on sales, marketing and other activities.

Analogous State and Foreign Laws and Regulations

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the European Union General Data Protection Regulation, which became effective May 2018 also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties.

Coverage, Reimbursement and Healthcare Reform

Patients in the U.S. and elsewhere generally rely on third-party payors to reimburse part or all of the costs associated with their healthcare treatment. Accordingly, market acceptance of our products is dependent on the extent to which third-party coverage and reimbursement is available from third-party payors, which can differ significantly from payor to payor and may change from time to time. Further, from time to time, typically on an annual basis, payment amounts are updated and revised by third-party payors. In cases where the cost of certain of our products are recovered by the healthcare provider as part of the payment for performing a procedure and not separately reimbursed or paid directly by the patient, these updates could directly impact the demand for our products.

Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

All third-party payors, whether governmental or commercial and whether inside the U.S. or outside, are developing increasingly sophisticated methods of controlling healthcare costs. These cost-control methods include prospective payment systems, bundled payment models, capitated arrangements, group purchasing, benefit redesign, pre-authorization processes and requirements for second opinions prior to procedures. These cost-control methods also potentially limit the amount that healthcare providers may be willing to pay for our products. Therefore, coverage or reimbursement for medical devices may decrease in the future. In addition, consolidation in the healthcare industry could lead to demands for price concessions, which may impact our ability to sell our products at prices necessary to support our current business strategies.

Federal and state governments in the U.S. and outside the U.S. may enact legislation to modify the healthcare system, which may result in increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. These reform measures may limit the amounts that federal and state governments will pay for healthcare products and services, and also indirectly affect the amounts that private payors are willing to pay. The pricing pressure resulting from healthcare cost containment and reimbursement changes could decrease demand for our products, the prices that customers are willing to pay and the frequency of use of our products, which could have an adverse effect on our business.

Foreign Government Regulation

In addition to U.S. regulations, we are subject to a variety of foreign government regulations applicable to medical devices, medicinal products and combination products.

Regulation of Medical Devices in the European Union

The European Union ("EU"), has adopted specific directives and regulations regulating the design, manufacture, clinical investigation, conformity assessment, labeling and adverse event reporting for medical devices.

Until May 25, 2021, medical devices were regulated by the Council Directive 93/42/EEC, or Medical Devices Directive ("MDD"), which has been repealed and replaced by Regulation (EU) No 2017/745, or Medical Devices Regulation ("MDR"). There is a transition period during which certificates issued under the Medical Devices Directive remain valid; however, when such certificates expire (or, if earlier, by May 26, 2024), the devices must be certified under the new regime set forth in the Medical Devices Regulation. An extension for devices transitioning to the EU Medical Devices Regulation has been changed from May 26, 2024 to May 26, 2026 for class III implantable custom-made devices and December 31, 2027 for class III and implantable class IIb devices.

Medical Devices Directive

Under the Medical Devices Directive, or MDD, all medical devices placed on the market in the EU must meet the relevant essential requirements laid down in Annex I to the Medical Devices Directive, including the requirement that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performance intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices and there are additionally harmonized standards relating to the design and manufacture of medical devices which are not mandatory but, if complied with, indicate that the device satisfies the applicable element of the essential requirements.

To demonstrate compliance with the essential requirements laid down in Annex I to the Medical Devices Directive, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification with respect to risk. As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-declare the conformity of its products with the essential requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturers’ quality system. If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE Mark to the device, which allows the device to be placed on the market throughout the EU.

Medical Devices Regulation

On April 5, 2017, MDR was adopted with the aim of ensuring better protection of public health and patient safety. Unlike the MDD, the MDR is directly applicable in EU member states without the need for member states to implement into national law. This aims at increasing harmonization across the EU.

The MDR became effective on May 26, 2021. The new Regulation follows the same process of conformity assessment, certificates of conformity and applying a CE mark to devices before they can be placed on the market. However, among other things, the MDR:

•
strengthens the rules on placing devices on the market (e.g. reclassification of certain devices and wider scope than the MDD) and reinforces surveillance once they are available;
•
establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•
establishes explicit provisions on importers’ and distributors’ obligations and responsibilities;
•
imposes an obligation to identify a responsible person who is ultimately responsible for all aspects of compliance with the requirements of the new regulation;
•
improves the traceability of medical devices throughout the supply chain to the end-user or patient through the introduction of a unique identification number, to increase the ability of manufacturers and regulatory authorities to trace specific devices through the supply chain and to facilitate the prompt and efficient recall of medical devices that have been found to present a safety risk;
•
sets up a European medical device database ("Eudamed") to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and

•
strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo a clinical evaluation consultation procedure by experts before they are placed on the market.

Devices lawfully placed on the market pursuant to the Medical Devices Directive prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the Medical Devices Regulation, in particular the obligations described below.

The MDR requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to the electronic system (Eudamed), unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance.

The MDR also requires that before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the UDI database. These new requirements aim at ensuring better identification and traceability of the devices.

Manufacturers are responsible for entering the necessary data on Eudamed, which includes the UDI database, and for keeping it up to date. Eudamed is not yet fully functional, however the European Commission is aiming to have a fully functional version of the Eudamed medical device database available in the fourth quarter of 2027. The Medical Device Coordination Group (MDCG) has published guidance on administrative practices for manufacturers until Eudamed is fully functional.

All manufacturers placing medical devices on the market in the EU must also comply with the EU medical device vigilance system which has been reinforced by the MDR. Under this system, serious incidents and Field Safety Corrective Actions ("FSCAs"), must be reported to the relevant authorities of the EU member states. These reports will have to be submitted through Eudamed – once functional – and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors such as the economic operators in the supply chain will also be informed.

Among the new requirements, manufacturers (and authorized representatives) must have available within their organization at least one person responsible for regulatory compliance ("PRRC"), who possesses the requisite expertise in the field of medical devices. The PRRC is responsible for compliance with post-market surveillance and vigilance requirements.

The aforementioned EU rules are generally applicable in the European Economic Area ("EEA"), which consists of the 27 EU Member States plus Norway, Liechtenstein and Iceland.

Brexit

As a result of the United Kingdom leaving the EU, since January 1, 2021, the regulatory framework and regimes for medical devices in the United Kingdom and the EU have diverged. In particular, a new UKCA Mark was introduced for medical devices placed on the Great Britain market (which includes England, Scotland and Wales). Northern Ireland has adopted a hybrid approach as a result of the divergence in accordance with the Northern Ireland Protocol. Manufactures can continue placing CE marked medical devices on the Great Britain market until June 30, 2024. From July 1, 2024, transitional arrangements will apply for CE and UKCA marked medical devices placed on the Great Britain market.

Environmental Laws

The costs and effects of our compliance with applicable environmental laws during fiscal years 2022 and 2023 were, and historically have been, immaterial.

Human Capital Resources

As of December 31, 2023, we had 252 employees, 249 of whom were full-time, consisting of clinical, research and development, operations, regulatory and quality, sales, marketing, technology, finance, business analytics and human resources. This included 114 employees located in the U.S. From time to time, we also engage contractors, consultants and temporary employees to support our operations. None of the U.S. employees are subject to collective bargaining agreements or represented by a labor union, however, our employees in France are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate & Available Information

We were incorporated under the laws of the State of Delaware on January 25, 2023. The mailing address of our principal executive office is 11 Huron Drive, Natick, MA 01760, and the telephone number is (508) 647-4000. Our website address is https://allurion.com/. Further corporate governance information, including our Code of Conduct, Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available on our investor relations website under the heading “Governance Documents.”

On February 9, 2023, we entered into the Business Combination Agreement (as subsequently amended on May 2, 2023”]) with Legacy Allurion, Compute Health Acquisition Corp., Compute Health Corp. and Compute Health LLC. Pursuant to the Business Combination Agreement, on August 1, 2023, the Mergers were consummated in three steps: (a) Compute Health merged with and into Allurion, with Allurion surviving the CPUH Merger as a publicly listed entity and becoming the sole owner of the Merger Subs; (b) three hours following the consummation of the CPUH Merger, Merger Sub I merged with and into Legacy Allurion, with Legacy Allurion surviving the Intermediate Merger and becoming a direct, wholly-owned subsidiary of Allurion; and (c) thereafter, Legacy Allurion merged with and into Merger Sub II, with Merger Sub II surviving the Final Merger and remaining a direct, wholly-owned subsidiary of Allurion. Allurion shares began trading on the NYSE under the ticker symbol “ALUR” on August 2, 2023. Upon completion of the Business Combination, Legacy Allurion’s business operations continued as our business operations.

The U.S. Securities and Exchange Commission (the "SEC"), maintains an Internet site that contains current and periodic reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov. Additional information about our filings can also be obtained at our website at www.investors.allurion.com under “Financials - SEC Filings.”

We make available free of charge on our website the our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of our website are not a part of this Annual Report on Form 10-K and should not be considered to be a part of, or incorporated into, this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein or therein by reference.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. Before you decide to invest in our securities, you should consider carefully the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes appearing at the end of this Annual Report on Form 10-K. We believe the risks described below are the risks that are material to us as of the date of this Annual Report on Form 10-K. If any of the following risks actually occur, our business, results of operations and financial condition would likely be materially and adversely affected. In these circumstances, the market price of our securities could decline, and you may lose part or all of your investment.

Risks Related to the Development and Commercialization of Our Products

We expect to incur losses for the foreseeable future, our ability to achieve and maintain profitability depends on the commercial success of the Allurion Balloon, and we expect our revenues to continue to be driven primarily by sales of the Allurion Balloon.

We have incurred losses to date and expect to continue to incur losses for the foreseeable future. Sales of the Allurion Balloon and related accessories, which have occurred outside of the U.S. because we have not yet obtained the regulatory approval required to sell our products within the U.S., accounted for substantially all of our revenues for the years ended December 31, 2023 and 2022, and we expect our revenues to continue to be driven primarily by sales of the Allurion Balloon. In order to achieve and sustain profitability, our revenues from sales of the Allurion Balloon will need to grow beyond the levels we have achieved in the past. If health care providers and/or patients do not perceive our products to be competitive in features, efficacy and safety when compared to other products in the market, or if demand for the Allurion Balloon or for weight loss procedures and programs in general decreases, we may fail to achieve sales levels that provide for future profitability.

Our ability to successfully market the Allurion Balloon and our other current and future product and service offerings depends on numerous factors, including but not limited to:

•
outcomes of current and future clinical trials of, and trials involving, the Allurion Balloon;
•
acceptance of the Allurion Balloon as safe and effective by patients, caregivers and the medical community;
•
an acceptable safety profile of the Allurion Balloon in markets where we have obtained regulatory approvals;
•
whether key thought leaders in the medical community accept that such clinical trials are sufficiently meaningful to influence their or their patients’ choices of product;
•
maintenance of our existing regulatory approvals and expansion of the geographies in which we have regulatory approvals;
•
commercially viable processes at a scale sufficient to meet anticipated demand at an adequate cost of manufacturing, and that are compliant with ISO 13485 Quality Management System requirements and/or good manufacturing practice (“GMP”) requirements, as set forth in the FDA’s QSR and other international regulations;
•
our success in educating health care providers and patients about the benefits, administration and use of the Allurion Balloon;
•
the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•
the willingness of patients to pay out-of-pocket for the Allurion Balloon and/or Allurion VCS in the absence of coverage and reimbursement for such treatment;
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

Our success will also depend on the ability and willingness of patients to pay out-of-pocket for treatment with our products. Adverse changes in the economy, including from heightened inflation, higher interest rates, and geopolitical conflicts such as the Russia-Ukraine war and the Israel-Hamas war, may cause consumers to reassess their spending choices and reduce the demand for elective treatments and could have an adverse effect on consumer spending. This shift could have an adverse effect on our revenues and operating results. In addition, the operations of the medical device distributors upon whom we rely to sell our products may be negatively impacted by any such adverse economic changes. If our distributors are unable to maintain their operations and effectively market and sell our products, our results of operations and business may suffer. Furthermore, consumer preferences and trends may shift due to a variety of factors, including changes in demographic and social trends, public health initiatives and product innovations, which may reduce consumer demand for our products. The decision by a patient to elect to undergo treatment with the Allurion Balloon may be influenced by a number of additional factors, such as:

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

Historically, intragastric balloon products are not reimbursed by third-party payors, although a very limited number of balloon procedures have recently been subject to reimbursement in the U.K. market. We do not currently plan on submitting any requests to any third-party payor for coverage or billing codes specific to our products other than our partnership with the National Health Service in the United Kingdom. However, payors may change their coverage and reimbursement policies for intragastric balloon products as a category and/or for other obesity treatments and procedures, and these changes could negatively impact our business. For example, healthcare reform legislation or regulation that may be proposed or enacted in the future that results in a favorable change in coverage and reimbursement for competitive products and procedures in weight loss and obesity could also negatively impact adoption of our products and our future revenues, and our business could be harmed as we would be at an economic disadvantage when competing for customers. For more information, see section entitled "Business - Coverage, Reimbursement and Healthcare Reform."

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

A substantial proportion of our sales are through third-party distributors, and we do not have direct control over the efforts these distributors may use to sell our products. If our relationships with these distributors deteriorate, or if these distributors fail to sell our products or engage in activities that harm our reputation, or fail to adhere to medical device regulations, our financial results may be negatively affected.

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

We engage in direct sales efforts in over 20 countries. We have hired and will need to retain and motivate a significant number of sales and marketing personnel in order to support our anticipated growth in these and other new countries. There is significant competition for quality personnel experienced in such activities, including from companies with greater financial resources than ours. If we are not successful in our efforts to continue recruiting, retaining, and motivating such personnel, we may not be able to increase our revenues, or we may increase our expenses in greater measure than our revenues, negatively impacting our operating results.

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

Health care providers may also misuse our products, use improper techniques, ignore or disregard product warnings, contraindications or other information provided in training materials or product labeling, fail to obtain adequate training, fail to inform patients of the risks associated with procedures that utilize our product or fail to solicit sufficient information from patients regarding their health status or medical histories, any of which may potentially lead to injury and an increased risk of product liability claims. If our product is misused or used with improper techniques or insufficient information, we may become subject to costly litigation by our health care providers or their patients. Moreover, if patients fail to disclose medical conditions or to follow the pre- and post-placement instructions, medication program, and dietary guidelines in connection with their treatment with the Allurion balloon, there is the risk of injury. Such patients may also fail to achieve their desired results, which could harm our image in the marketplace.

There is no guarantee that the FDA or non-U.S. regulatory agencies will grant approval or clearance for our current or future products, including the Allurion Balloon. Failure to obtain regulatory approvals or clearances in the United States and other international jurisdictions, or revocation of approvals or clearances in those jurisdictions, will prevent us from marketing our products in such jurisdictions.

We intend to seek regulatory approval or clearance of our current and future products in the United States and certain non-U.S. jurisdictions. We have obtained a CE Mark for the Allurion Balloon and are therefore authorized to sell in the EU; however, in order to market in regions such as the United States, the Asia Pacific region and many other jurisdictions, we must obtain separate regulatory approvals or clearances.

The procedures for approval vary among countries and can involve additional clinical testing, and the time required to obtain approval or clearance may differ from that required to obtain the CE Mark or FDA approval. As a result of the United Kingdom leaving the EU, since January 1, 2021, the regulatory framework and regimes for medical devices in the United Kingdom and the EU have diverged. In particular, a new UKCA Mark was introduced for medical devices placed on the Great Britain market (which includes England, Scotland and Wales), and Northern Ireland adopted a hybrid approach as a result of the divergence in accordance with the Northern Ireland Protocol. Of note, on June 30, 2023, the UK Government introduced legislation, confirming that, subject to certain conditions, general medical devices compliant with the MDD with a valid declaration and CE mark can be placed on the Great Britain market up until the sooner of the expiry of the CE certificate or June 30, 2028, and general medical devices compliant with the MDR with a valid declaration and CE mark can be placed on the Great Britain market up until June 30, 2030.

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

Before obtaining regulatory approval or clearance for the sale of a product, we may be required to conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our planned products in human patients. Preclinical studies and clinical trials can be expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. A failure of one or more of our trials could occur at any stage of testing. In connection with the initiation of a clinical trial in the U.S., we filed an investigational device exemption application, which was approved by the FDA in 2016. After we conducted that trial and submitted a premarket approval application to the FDA, in 2020, the FDA requested additional data. Therefore, we withdrew the PMA and in 2021 submitted an IDE application for our AUDACITY trial, which the FDA approved in 2021. We are currently conducting that clinical trial.

Numerous unforeseen events during, or as a result of, preclinical and clinical trials could occur, which would delay or prevent our ability to receive regulatory approval or commercialize the Allurion Balloon or any of our future products, including the following:

•
preclinical studies and clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional studies or abandon product development programs;
•
the number of patients required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be insufficient or slower than we anticipate, or patients may drop out of these clinical studies at a higher rate than we anticipate;
•
the cost of preclinical studies and clinical trials may be greater than we anticipate;
•
third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•
we might suspend or terminate clinical trials of our products for various reasons, including a finding that our products have unanticipated serious side effects or other unexpected characteristics, or that the trial subjects are being exposed to unacceptable health risks;
•
regulators may not approve our proposed clinical development plans;
•
regulators or independent institutional review boards ("IRBs") may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•
regulators or IRBs may require that we, or our investigators, suspend or terminate clinical studies for various reasons, including non-compliance with regulatory requirements;
•
regulators in countries where our products are currently marketed may require that we suspend commercial distribution if there is non-compliance with regulatory requirements or safety concerns;
•
the supply or quality of our products or other materials necessary to conduct clinical studies of our products may be insufficient or inadequate; and
•
the enactment of new regulatory requirements in the EU under the Medical Device Regulation ("MDR") effective since May 26, 2021 may make approval times longer and standards more difficult to pass. In particular, manufacturers are required to: (i) assign a unique device identification (“UDI”) to a medical device before it is placed on the EU market in order to improve traceability of the medical device; and (ii) register themselves, the medical device and the UDI, among other things, with a new European medical device database.

If we or any future collaboration or distribution partner are required to conduct additional clinical trials or other testing of the Allurion Balloon or any future products, those clinical studies or other testing may not be successfully completed. If the results of these studies or tests are not positive, or are only modestly positive or if they raise safety concerns, we may:

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

Although we launched the Allurion Balloon commercially in January 2016 and have placed over 130,000 units to date in various countries outside the U.S., we do not have as much post-market surveillance data as our competitors and may not have clearly identified all possible or actual risks of our products. Furthermore, if our clinical trials do not produce patient data that compares favorably with products that are already on the market, health care providers and patients may opt not to use our products, and our business would suffer.

Our product development costs will also increase if we experience delays to our clinical trials or approvals.

Significant clinical trial delays also could allow our competitors to bring products to market before we do, which would impair our ability to commercialize our products and harm our business and results of operations.

The Allurion Balloon is not currently approved for commercial sale in the United States. Obtaining such approval is costly and time consuming, and we may not obtain the regulatory approval required to sell our products in the U.S.

Neither we, nor any future collaboration or distributor partner, can commercialize the Allurion Balloon in the U.S. without first obtaining regulatory approval from the FDA. Extensive preclinical and clinical testing is required to support FDA approval.

The FDA approval process is expensive and will take at least several years to complete, and FDA approval may never be obtained. We must also demonstrate that our manufacturing facilities, processes and controls are adequate to support FDA approval and that our clinical investigators complied with good clinical practices in the conduct of the Allurion Balloon clinical trial.

The FDA has substantial discretion in the approval process. Despite the time and expense exerted, failure may occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials. The FDA can delay, limit, or deny approval of a product for many reasons, including, but not limited, to:

•
a product may not be deemed to be safe and effective;
•
the FDA may not find the data from clinical trials and preclinical studies sufficient;
•
the opportunity for bias in the clinical trials as a result of the open-label design may not be adequately handled and may cause our trial to fail;
•
the FDA may not approve suppliers’ processes or facilities; or
•
the FDA may change its approval policies or adopt new regulations.

If the Allurion Balloon or our future products fail to demonstrate safety and efficacy in further clinical trials that may be required for FDA approval, or do not gain regulatory approval, our business and results of operations will be harmed.

Additionally, we expect that the initial FDA approval of the Allurion Balloon, if obtained, will be subject to a lengthy and expensive follow-up period, during which we must monitor patients enrolled in clinical studies and collect data on their safety outcomes. Even if FDA approval is obtained, the FDA has authority to impose post-market approval conditions, which can include (i) restrictions on the device’s sale, distribution, or use, (ii) continuing evaluation of the device’s safety and efficacy, (iii) additional warning/hazard labeling requirements, (iv) significant record management, (v) periodic reporting requirements, and (vi) any other requirements the FDA determines necessary to provide reasonable assurance of the device’s safety and effectiveness.

Completion of this follow-up trial, in a manner which results in data sufficient to maintain FDA approval, is subject to multiple risks, many of which are outside of our control. These include, but are not limited to, our ability to fund the ongoing trial from our operations or via additional fundraising; trial participants’ willingness and ability to return for follow-up trial visits; and maintenance of a suitable trial database over a long period of time. Even if completed and appropriately evaluated, the trial follow-up may reveal safety or other issues that impact the approved labeling, or may result in withdrawal of the Allurion Balloon from the marketplace in the U.S. or elsewhere.

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

The results of preclinical studies and earlier clinical trials may not be predictive of the results of later preclinical studies and clinical trials, and the results of our current and future clinical trials may not satisfy the requirements of the FDA or other comparable regulatory authorities. If we cannot replicate the positive results from our preclinical studies or earlier clinical trials of the Allurion Balloon in our current or future clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our current or future product candidates.

We will be required to demonstrate with sufficient valid scientific evidence through well-controlled clinical trials, that our product candidates are safe and effective for their intended uses before we can seek marketing approvals for their commercial sale. Positive results from our preclinical studies of the Allurion Balloon, and any positive results we may obtain from our early clinical trials of our current or future product candidates, may not necessarily be predictive of the results from subsequent preclinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies or any clinical trials of the Allurion Balloon according to our current development timeline, the positive results from such preclinical studies and clinical trials of the Allurion Balloon may not be replicated in subsequent preclinical studies or clinical trial results.

Additionally, several of our past, planned and ongoing clinical trials utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a sham procedure.

Many companies in the pharmaceutical, biotechnology and medical device industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain approval from the FDA or a comparable foreign regulatory authority. If we fail to produce positive results in our planned preclinical studies or clinical trials of the Allurion Balloon, the development timeline and regulatory approval and commercialization prospects for the Allurion Balloon, and, correspondingly, our business and financial prospects, would be materially adversely affected. Thus, even if the results from our initial research and preclinical activities appear positive, we do not know whether subsequent clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market the Allurion Balloon.

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

Our success depends on awareness and the reputation of our brand, which depends on factors such as the safety and quality of our products, our communication activities, including marketing and education efforts, customer acquisition and retention strategies, and our management of our heath care provider and patient experience. Maintaining, promoting and positioning our brand is important to expanding our customer base. This will depend largely on the success of our education and marketing efforts and our ability to provide a consistent, high-quality experience to health care providers and patients. If we do not successfully continue our education and marketing efforts, particularly to health care systems and large institutions, or if existing users decrease their level of engagement, our revenue, financial results and business may be significantly harmed.

A decrease in customer retention, growth or engagement with our products may have a material and adverse impact on our revenue, business, financial condition and results of operations. Any number of factors could negatively affect customer retention, growth and engagement, including:

•
customers increasingly engaging with competing products;
•
inability to maintain high quality products, including any failure to introduce new and improved products;
•
inability to continue to develop or maintain applications for mobile devices that customers find engaging, that work with a variety of mobile operating systems and networks and that achieve a high level of market acceptance;
•
changes in customer sentiment about the safety, quality or usefulness of our products, including concerns related to privacy and data sharing, security or other factors;
•
inability to manage and prioritize information to ensure customers are presented with content that is engaging, useful and relevant to them;
•
adverse changes in our products that are mandated by legislation or regulatory agencies, both in the United States and internationally; or
•
technical or other problems preventing us from delivering products in a rapid and reliable manner or otherwise affecting the user experience.

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

We believe that maintaining and enhancing awareness of our products and brand in the countries in which we currently sell our products and in new countries where we have limited awareness or brand recognition is important to expanding our customer base. As such, our growth will depend on the further development and commercialization of our current products, and marketing authorization of our future products. If we are unable to increase awareness of our products or enhance the strength of our brand in the countries in which we currently sell our products and in new countries in a timely manner, then our growth strategy could be adversely affected.

Risks Related to our Business and Industry

The weight loss and obesity management industries are highly competitive. We also compete with companies that make weight loss drugs and other weight loss solutions outside the medical device industry. If our competitors are able to develop and market products that are safer, more effective, easier to use or more readily adopted by patients and health care providers, our commercial opportunities will be reduced or eliminated.

The weight loss and obesity management industries are highly competitive, subject to rapid change and significantly affected by new product introductions, results of clinical research, corporate combinations, actions by regulatory bodies, changes by public and private payers and other factors relating to our industry. We compete both with companies that offer medical devices as a weight loss therapy as well as companies that make weight loss drugs and other weight loss solutions outside the medical device industry. Because of the market opportunity and the high growth potential of the non-surgical device market for weight loss and obesity, in particular recent pharmaceutical therapies known as GLP-1s, competitors and potential competitors have historically dedicated, and will continue to dedicate, significant resources to aggressively develop and commercialize their products. Any one of these factors could reduce the demand for our devices or services or require substantial resources and expenditures for research, design and development to avoid technological or market obsolescence.

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

We also compete against the manufacturers of pharmaceuticals that are directed at treating weight loss, such as NovoNordisk A/S, Eli Lilly & Co., Roche Holding AG, GlaxoSmithKline plc, Arena Pharmaceuticals, Inc., VIVUS, Inc. and Orexigen Therapeutics, Inc.

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

Our success will depend on our ability to enhance our current products and technologies and develop or acquire and market new products and technologies to keep pace with technological developments and evolving industry standards, while responding to changes in customer needs. A failure to adequately develop or acquire device enhancements or new devices that will address changing technologies and customer requirements adequately, or to introduce such devices on a timely basis, may have a material adverse effect on our business, financial condition and results of operations.

Many of our competitors, or their parent companies, have significantly greater financial and other resources than we do, as well as:

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

We might have insufficient financial resources to improve existing devices, advance technologies, develop new devices, and market them at competitive prices. Technological advances by one or more competitors or future entrants into the field may result in our current devices becoming non-competitive or obsolete, which may decrease revenues and profits and adversely affect our business and results of operations. Competition with these companies could result in significant price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations. In addition, competitors with greater financial resources than ours could acquire other companies to gain enhanced name recognition and market share, as well as new technologies or products that could effectively compete with our existing and future products, which may cause our revenues to decline and harm our business. In addition, many of our competitors are well-established manufacturers with significant resources and may engage in aggressive marketing tactics. Competitors may also possess the ability to commercialize additional lines of products, bundle products or offer higher discounts and incentives to customers in order to gain a competitive advantage. If the prices of competing products are lowered as a result, we may not be able to compete effectively.

Continued international expansion of our business will expose us to business, regulatory, political, operational, financial and economic risks associated with doing business internationally.

Our products are registered to be sold in over 50 countries, and we operate subsidiaries in Australia, France, the United Arab Emirates, Hong Kong, the United Kingdom, Italy, Spain, Australia and Mexico. Our business strategy contemplates continued international expansion in key markets, including partnering with medical device distributors and introducing the Allurion Balloon and other products outside the U.S. The sale and shipment of our products internationally, as well as the purchase of components from international sources, subjects us to potential trade, export, import and customs, and economic sanctions regulations and laws.

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
•
economic weakness, political and economic instability, including wars, terrorism and political unrest (such as attacks on commercial ships by Houthi rebels), outbreak of disease, boycotts, curtailment of trade and other business restrictions;
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

We rely on single source suppliers for some of the components, sub-assemblies and materials for our products. These components, sub-assemblies and materials are critical and, for certain items, there are relatively few alternative sources of supply. These single source suppliers may be unwilling or unable to supply the necessary materials and components reliably and at the levels we anticipate or that are required by the market. We also have two suppliers with which we do not maintain a formal contractual relationship. We typically have at least a six month supply of the materials provided by each of these suppliers but we cannot guarantee that we could find an alternative before our inventory ran out and therefore the loss of these relationships could cause a substantial disruption to our business. We would also have little to no recourse if one of these two suppliers became unwilling or unable to continue to supply materials. While our suppliers have generally met our demand for their products and services on a timely basis in the past, we cannot guarantee that they will in the future be able to meet our demand for their products, either because of an increase in the level of such demand, acts of nature, the nature of our agreements with those suppliers or our relative importance to them as a customer. Our suppliers may decide in the future to discontinue or reduce the level of business they conduct with us.

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

Our success largely depends upon the continued services of our executive management team and key employees and the loss of one or more of our executive officers or key employees could harm us and directly impact our financial results. Although we have entered into employment agreements with some of our executive officers and key employees, each of them may terminate their employment with us at any time. Changes in our executive management team resulting from the hiring or departure of executives could disrupt our business. We could experience disruptions as each of these individuals begins to integrate into the business and build his or her respective departments. In addition, our Chief Executive Officer, Shantanu Gaur, has been with us since inception and has been instrumental in building operational capabilities, raising capital and guiding product development and regulatory strategy. If Dr. Gaur was no longer working at our company, our industry credibility and operational capabilities would be harmed.

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

We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, license, strategic alliance or joint venture. To finance such a transaction, we may choose to issue our common stock, par value $0.0001 per share, as consideration, which would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other companies or fund a joint venture project using our common stock as consideration. Alternatively, it may be necessary for us to raise additional funds for acquisitions through public or private financings, royalty or debt financings. Additional funds may not be available on terms that are favorable to us, or at all.

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

Our overall performance depends, in part, on worldwide economic conditions. In recent quarters, we have observed increased economic uncertainty in the U.S. and abroad. Impacts of such economic weakness include:

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

Changes in our business and operations have placed, and may continue to place, significant demands on our management team and infrastructure. If we fail to manage these demands effectively, we may be unable to execute our business plan, maintain high levels of customer and patient satisfaction, or address competitive challenges adequately.

Our business, headcount, and operations have grown, in the United States and abroad, since our inception, and we anticipate operational changes in the future as we enhance our product development efforts and refine our marketing and distribution strategies. While we expect to continue to grow headcount and operations over the long-term, in January 2024 we announced a restructuring plan designed to more closely align our cost structure with near-term revenue expectations, improve our capital structure, and accelerate the path to profitability (the “Plan”). The Plan anticipates a total reduction of approximately 30% of our global workforce, and we may be unable to manage effectively the changes to the business and potential disruption occasioned by such reductions. The implementation of the Plan, including the impact of a leaner organization, may result in delays in delivering our products and services, declines in customer and patient satisfaction, loss of customers, or difficulties in executing new strategies such as new sales and marketing strategies. We may experience employee attrition, decreased employee morale, and difficulty recruiting and retaining new employees in the future, all of which will require the time and attention of our management team. In addition, our ability to complete the restructuring plan and achieve the anticipated benefits from the Plan within the expected time frame, or at all, are subject to successful execution of management’s estimates and assumptions and may vary materially from our expectations, including as a result of factors that are beyond our control. If we do not realize the expected benefits of the Plan on a timely basis, or at all, our business, results of operations and financial condition could be adversely affected. Furthermore, following completion of the Plan, our business may not be more efficient or flexible than prior to implementation.

In the future, should demand for our products and services significantly increase, including as a result of regulatory approvals in the United States and elsewhere, we may need to increase the number of our employees and the scope of our operations, particularly in the areas of regulatory affairs and sales and marketing. We also intend, now and in the future, to continue to improve our operational, financial and management controls and reporting systems and procedures, which may require additional personnel and capital investments and will increase our costs. Such business growth could place a strain on our existing administrative and operational infrastructure, and we may not be able to make improvements to our personnel infrastructure in an efficient or timely manner, or at all. In addition, we may discover deficiencies in existing systems and controls.

Some new personnel likely would be operating in countries outside the jurisdiction of our corporate headquarters, which adds additional complexity, and may require us to expand our facilities. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Managing personnel across a global enterprise requires expertise and resources and places a strain on our management, administrative and financial infrastructure. Our failure to effectively manage change and accomplish any of these tasks could delay the execution of our business plans or disrupt our operations, and prevent us from growing successfully. We may also be exposed or subject to additional unforeseen or undisclosed liabilities as well as increased levels of indebtedness.

We may be subject to substantial warranty or product liability claims or other litigation in the ordinary course of business that may adversely affect our business, financial condition and operating results.

We face an inherent risk of product liability exposure related to the sale of the Allurion Balloon and any products in clinical trials. The marketing, sale and use, misuse or off-label use of the Allurion Balloon and our other current and future products could lead to the filing of product liability claims against us if someone alleges that our products failed to perform as designed or caused significant adverse events in patients. We may also be subject to liability for a misunderstanding of, or inappropriate reliance upon, the information we provide. If we cannot successfully defend ourselves against claims that the Allurion Balloon or our other current or future products caused injuries, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•
decreased demand for any products we may develop;
•
injury to our reputation and significant negative media attention;
•
withdrawal of patients from clinical trials or cancellation of trials;
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

We rely on third parties to conduct certain components of our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, which could interfere with or delay our ability to get regulatory approval or commercialize our products.

We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to perform various functions for our clinical trials. Our reliance on third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. We remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the International Council for Harmonization and the FDA require us to comply with standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of patients in clinical trials are protected. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our planned products and will not be able to, or may be delayed in our efforts to, successfully commercialize our planned products.

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

Increasing scrutiny and changing expectations from investors with respect to our environmental, social and governance practices may impose additional costs on us or expose us to reputational or other risks.

Investors have increased their emphasis on the environmental, social and governance (ESG) practices of companies across all industries, including the environmental impact of operations and human capital management. Certain stockholders use third-party benchmarks or scores to measure a company’s ESG practices and decide whether to invest in its common stock or engage with the company to require changes to its practices.

A failure to comply with investor expectations and standards, which are evolving and vary considerably, or the perception that we have not responded appropriately to the growing concern for ESG issues, could result in reputational harm to our business and could have an adverse effect on us.

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
•
suspension of any ongoing clinical trials;
•
voluntary or mandatory product recalls and publicity requirements;
•
refusal to accept or approve applications for marketing approval of new devices or supplements to approved applications filed by us;
•
restrictions on operations, including costly new manufacturing requirements; or
•
seizure or detention of our products or import bans.

Prior to receiving approval to commercialize any of our products in the U.S. or abroad, we may be required to demonstrate with substantial evidence from preclinical and well-controlled clinical trials, to the satisfaction of the FDA or other regulatory authorities abroad, that such products are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our products are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering any of our products to humans may produce undesirable side effects, which could interrupt, delay or cause suspension of clinical trials of our planned products and result in the FDA or other regulatory authorities denying approval of our products for any or all targeted indications.

Regulatory approval from the FDA is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials, or perform additional preclinical studies and clinical trials. For example, we previously conducted a clinical trial on the Allurion Balloon and submitted a PMA based on data from that trial. When the FDA requested additional data, we withdrew the PMA and sought FDA approval to conduct our AUDACITY trial, which the FDA granted in 2021. We are currently conducting that clinical trial. The number of preclinical studies and clinical trials that will be required for FDA approval varies depending on the product, the indication that the product is designed to address and the regulations applicable to any particular product. The FDA can delay, limit or deny approval of a planned product for many reasons, including, but not limited to, the following:

•
a planned product or one or more of its features may not be deemed safe or effective;
•
the FDA may not find the data from preclinical studies and clinical trials sufficient;
•
the FDA might not approve our manufacturing or our third-party supplier’s processes or facilities; or
•
the FDA may change its approval policies or adopt new regulations.

If the Allurion Balloon or any of our other products fail to demonstrate safety and efficacy in preclinical studies and clinical trials or do not gain requisite regulatory approval, our business and results of operations will likely be harmed.

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

When a regulatory approval is obtained, the approved product and its manufacturer are subject to continual review by regulatory authorities (including, if applicable, the FDA). Our non-U.S. regulatory approvals for the Allurion Balloon, as well as any future regulatory approval that we receive for the Allurion Balloon or for any of our other products, may be subject to limitations on the indicated uses for which the product may be marketed. Future approvals may contain requirements for potentially costly post-marketing follow-up trials to monitor the safety and efficacy of the approved product. In addition, we are subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for our products. In addition, we are required to comply with regulations regarding the manufacture of the Allurion Balloon, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must inspect these manufacturing facilities and determine they are in compliance with FDA good manufacturing practice requirements as set forth in the QSR before the products can be approved. These facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with the QSR and similar regulations. If we or a third party discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing.

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

As of December 31, 2023, we had sold over 130,000 units of the Allurion Balloon in international markets. In our commercial experience, the serious adverse event rate has been less than 0.2% and has been similar to the SAE profile reported in the literature.

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

In the U.S., there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the health care system in ways that could affect our future revenue and future profitability and the future revenue and future profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation, that could result in significant changes to the health care system, some of which are intended to contain or reduce the costs of medical products and services. For example, one of the most significant health care reform measures in decades, ACA, was enacted in 2010. The ACA contains a number of provisions, including those governing enrollment in federal health care programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government health care programs and will result in the development of new programs. For more information, see section entitled “Business – Coverage, Reimbursement and Healthcare Reform.”

There have been judicial and Congressional challenges to certain aspects of the ACA, as well as executive efforts to repeal or replace certain aspects of the ACA. The Tax Cuts and Jobs Act passed in 2017 included a provision that would repeal one of the primary pillars of the law, the ACA’s individual mandate penalty, which essentially assessed a monetary penalty or fine on certain individuals who fail to maintain qualifying health coverage for all or part of a year. The U.S. Congress may consider other legislation to repeal or replace elements of the ACA on a provision-by-provision basis. We cannot assure you that the ACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to health care reform will affect our business.

We cannot predict the impact that such actions against the ACA or other health care reform under the Biden administration will have on our business, and there is uncertainty as to what health care programs and regulations may be implemented or changed at the federal and/or state level in the U.S., or the effect of any future legislation or regulation. However, it is possible that such initiatives could have an adverse effect on our ability to obtain approval and/or successfully commercialize products in the U.S. in the future. For example, any changes that reduce, or impede the ability to obtain, reimbursement for the type of products we intend to commercialize in the U.S. (or our products more specifically, if approved) or reduce medical procedure volumes could adversely affect our business plan to introduce our products in the U.S.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 and subsequent legislation resulted in reductions to Medicare payments to providers of up to 2% per fiscal year to 2031 unless additional Congressional action is taken. In addition, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, cancer centers and other treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Even though we do not and will not control referrals of health care services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state health care laws and regulations pertaining to fraud and abuse and patients’ rights may be applicable to our business. If we are approved by the FDA to market our products in the U.S., we could be subject to health care fraud and abuse, transparency, and patient privacy regulation by both the federal government and the states in which we conduct our business. For more information, see section entitled “Business – Other U.S. Healthcare Laws.”

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

We have not historically maintained a compliance policy relating to U.S. or foreign economic sanctions, export controls or anti-corruption laws and regulations, and failure to comply with these regimes creates the potential for significant liabilities, penalties and reputational harm.

We have not historically maintained a compliance policy relating to U.S. economic sanctions, export controls or anti-corruption laws and regulations. Failure to comply with such laws and regulations creates the potential for significant liabilities, penalties and reputational harm. We are subject to a number of laws and regulations governing commercial activities with and payments and contributions to third parties, including restrictions imposed by the FCPA, as well as trade sanctions and export control laws administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), the U.S. Department of Commerce and the U.S. Department of State.

The FCPA, among other things, prohibits bribery of foreign governments and their officials and political parties and requires U.S. public companies to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various export control laws and regulations and economic sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals.

Similar laws in non-U.S. jurisdictions, such as UK sanctions, EU sanctions or the U.K. Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, sanctions or export control laws, may also impose stricter or more onerous requirements than U.S. economic sanctions, export controls, and anti-corruption laws and regulations, and implementing compliance measures may disrupt our business or cause us to incur significantly more costs. Different laws may also contain conflicting provisions, making compliance more difficult. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could materially and adversely affect our business, results of operations and financial condition.

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

We may be affected by regulatory responses to climate-related issues.

The Biden Administration has made climate change and the limitation of greenhouse gas (GHG) emissions one of its primary objectives. Several states and other geographic regions in the United States have also adopted legislation and regulations to reduce emissions of GHGs.

On March 6, 2024, the SEC finalized new rules for public companies that will require extensive climate-related disclosures and significant analysis of the impact of climate-related issues on our business strategy, results of operations, and financial condition (the SEC Climate Disclosure Rules). The new rules will require us to disclose our material climate-related risks and opportunities, GHG emissions inventory, climate-related targets and goals, and financial impacts of physical and transition risks. As a result of the SEC Climate Disclosure Rules, our legal, accounting, and other compliance expenses may increase significantly, and compliance efforts may divert management time and attention. We may also be exposed to legal or regulatory action or claims as a result of these new regulations. All of these risks could have a material adverse effect on our business, financial position, and/or stock price.

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

The U.S. enacted and implemented the America Invents Act of 2011, a wide-ranging patent reform legislation. Further, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain future patents, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the U.S. Patent and Trademark Office (“USPTO”), the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents or future patents.

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

The risks described elsewhere in this Annual Report on Form 10-K pertaining to our intellectual property rights also apply to any intellectual property rights that we may license, and any failure by us or any future licensor to obtain, maintain, defend and enforce these rights could have a material adverse effect on our business.

If we are not able to obtain and maintain intellectual property protection for our products and technologies, or if the scope of our patents is not sufficiently broad, we may not be able to effectively maintain our market leading technology position.

As of December 31, 2023, we own or have rights to 18 issued and five pending patents in the United States related to various aspects of the Allurion Balloon such as a swallowable, self-deflating and naturally passing gastric balloon, improvements to the fill and release valves therein, methods for deploying and releasing a gastric balloon within the body, and next generation fill and release valves. In addition, we have 36 issued and four patents pending outside of the United States. Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the U.S. and in other countries with respect to our proprietary technology and products.

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

As another example, a European Unified Patent Court (“UPC”) has entered into force on June 1, 2023. The UPC is a common patent court to hear patent infringement and revocation proceedings effective for member states of the European Union ("EU"). This could enable third parties to seek revocation of any of our European patents or licensed-in European patents in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which any such European patent is validated. Any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time, and may adversely affect our ability to enforce our European patents, whether owned or licensed-in, or defend the validity thereof. We, or any future licensor, may decide to opt out our European patents and patent applications from the UPC. If certain formalities and requirements are not met, however, these European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our owned (jointly or fully) or licensed-in European patents or European patent applications will avoid falling under the jurisdiction of the UPC, if we, or any future licensor, decide to opt out of the UPC. Our competitors, who may have greater resources and may have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use, and sell our technologies and products. Given the amount of time required for the development, testing and regulatory review of new planned products, patents protecting such products might expire before or shortly after such products are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours or otherwise provide us with a competitive advantage.

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

Litigation is inherently expensive, and the outcome is often uncertain. Any litigation likely would substantially increase our operating losses and reduce our resources available for development activities. Further, we may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. As a result, we may conclude that even if a competitor is infringing any of our patents, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of us or our stockholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

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

If our security measures are breached, whether due to failure to comply with the ISO 27001:2022 version of the standards or otherwise, or if design flaws in our software or information systems are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our or our customer’s data, our relationships with our customers and distributors may be damaged, and we could incur significant liability and reputational harm. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. While we have not experienced any such material system failure or security breach to our knowledge to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of data from completed, ongoing or future trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our current and future products could be delayed.

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

Our ability to deliver our internet-based services depends on the development and maintenance of the infrastructure of the internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity and security. Our services are designed to operate without interruption. However, we may experience future interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of our systems, we may experience an extended period of system unavailability, which could negatively impact our relationship with clients and members. To operate without interruption, both we and our service providers must guard against:

•
damage from fire, power loss, natural disasters and other force of nature events outside our control;
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

There are a number of state, federal and international laws protecting the privacy and security of health information and personal data. As part of the American Recovery and Reinvestment Act 2009 (“ARRA”), the U.S. Congress amended the privacy and security provisions of HIPAA. HIPAA imposes limitations on the use and disclosure of an individual’s protected health information by certain health care providers, health care clearinghouses, and health insurance plans, collectively referred to as covered entities, that involve the creation, use, maintenance or disclosure of protected health information. The HIPAA amendments also impose compliance obligations and corresponding penalties for non-compliance on individuals and entities that provide services to health care providers and other covered entities, collectively referred to as business associates. Most recently, on December 10, 2020, HHS issued a Notice of Proposed Rulemaking (the public comment period to which was further extended in March 2021) which, if finalized, would make changes to some of HIPAA’s regulatory requirements, which would impact us, to the extent we are a business associate. ARRA also significantly increased the penalties for improper use or disclosure of an individual’s protected health information under HIPAA and extended enforcement authority to state attorneys general. The amendments also create notification requirements for individuals whose protected health information has been inappropriately accessed or disclosed, notification requirements to federal regulators and in some cases, notification to local and national media. Notification is not required under HIPAA if the health information that is improperly used or disclosed is deemed secured in accordance with encryption or other standards developed by HHS. Most states have laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the protected health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms to ensure ongoing protection of personal information.

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

Many foreign countries and governmental bodies, including the EU, Canada, Australia and other relevant jurisdictions, have laws and regulations concerning the collection and use of personal or sensitive data obtained from their residents or by businesses operating within their jurisdiction. For example, the European Commission adopted the General Data Protection Regulation (“GDPR”), effective on May 25, 2018, that supersedes previous EU data protection legislation, imposes more stringent EU data protection requirements and provides for greater penalties for non-compliance. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering goods or services to individuals in the EU or the monitoring of their behavior.

In addition, following the United Kingdom’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the United Kingdom at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the United Kingdom’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into United Kingdom law (referred to as the UK GDPR). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. In this Annual Report on Form 10-K, “GDPR” refers to both the EU and the UK GDPR, unless specified otherwise. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR can trigger steep fines of up to €20 million (£17.5 million) or 4% of total worldwide annual revenues, whichever is higher. Given the breadth and depth of changes in data protection obligations, meeting the GDPR’s requirements requires time, resources and a review of the technology and systems currently in use against the GDPR’s requirements.

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

The GDPR imposes strict rules on the transfer of personal data out of the European Economic Area (“EEA”), or the United Kingdom to third countries, including the U.S. On June 4, 2021, the European Commission issued new forms of standard contractual clauses for data transfers from controllers or processors in the EEA, or otherwise subject to the GDPR, to controllers or processors established outside the EEA, and not subject to the GDPR. The new forms of standard contractual clauses have replaced the standard contractual clauses that were adopted previously under the Data Protection Directive. The UK is not subject to the European Commission’s new standard contractual clauses but has published its own transfer mechanism, the International Data Transfer Agreement, which enables transfers from the UK. We will be required to transition to the new forms of standard contractual clauses and doing so will require significant effort and cost. Although the United Kingdom is regarded as a third country under the EU GDPR, the European Commission has issued a decision recognizing the United Kingdom as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the United Kingdom remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection. The United Kingdom government has confirmed that personal data transfers from the United Kingdom to the EEA remain free flowing.

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

We have incurred net operating losses since our inception, and we continue to incur significant research and development, general and administrative, and sales and marketing expenses related to our operations. We do not expect to be profitable in 2024, and in future years we expect to incur significant sales and marketing expenses to expand our business and clinical research expenses related to, among other things, the AUDACITY trial for the Allurion Balloon in the U.S. Investment in medical device product development, particularly clinical trials, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate safety or effectiveness. We expect to generate significant operating losses for the foreseeable future. As of December 31, 2023 and December 31, 2022, we had an accumulated deficit of $212.8 million and $132.2 million, respectively. Based on our recurring losses and expectations to incur significant expenses and negative cash flow for the foreseeable future, the need to raise additional capital to finance our future operations and debt service payments, and the potential of being unable to remain in compliance with certain financial covenants under the Fortress Term Loan, our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2023 expressing substantial doubt about our ability to continue as a going concern, and we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that the consolidated financial statements for December 31, 2023 are issued.

We expect that our future financial results will depend primarily on our success in launching, selling and supporting the Allurion Balloon and other products that are part of our weight loss platform. This will require us to be successful in a range of activities, including manufacturing, marketing, and selling the Allurion Balloon. We may not succeed in these activities and may never generate revenue that is sufficient to be profitable in the future. Even if we are profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our planned products, market our current and future products, or continue our operations.

We have a significant amount of debt, which may affect our ability to operate our business and secure additional financing in the future.

As of December 31, 2023, we had $83.1 million in debt and $38.0 million in cash and cash equivalents. Upon consummation of the Business Combination, we also entered into a term loan facility (the "Fortress Term Loan") pursuant to a credit agreement and guaranty (the "Fortress Credit Agreement") with Fortress Credit Corp. ("Fortress") to refinance the 2021 Term Loan (as defined below). As of December 31, 2023, the Fortress Term Loan was fully drawn. Upon consummation of the Business Combination, we received an investment of $40 million from RTW Investments, L.P., and its affiliates ("RTW") in exchange for future royalty payments pursuant to the Revenue Interest Financing. Our ability to make scheduled payments of debt principal and interest on our existing or future indebtedness, or to refinance our indebtedness, and to pay our royalty obligations, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our debt, including the Fortress Term Loan, contains certain financial covenants relating to minimum liquidity and minimum revenue requirements. On July 5, 2023, we received from Fortress a waiver in respect of the minimum revenue requirement to funding set forth in the Bridging Agreement we entered into with Fortress because we believed that we would not have satisfied such condition upon closing of the Business Combination. Subsequently, we received a waiver from Fortress on December 29, 2023, pursuant to which Fortress waived the December 31, 2023 testing of our minimum revenue covenant, and the parties modified certain covenants, including the minimum liquidity covenant.

To the extent that we are unable to continue to comply with such ongoing minimum liquidity and revenue requirements as modified, including as a result of any weakness in our business, and are unable to procure additional waivers from Fortress or other lenders in the future, such lenders may pursue a number of actions, including declaring us in breach of our covenants, requiring conditions to cure such breaches and/or exercising foreclosure remedies. Any or all of these actions may materially impact our working capital, and our business may not continue to generate sufficient cash flows from operations to fund operations, service our debt, and satisfy our royalty payment obligations. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as raising additional capital on terms that may be unfavorable or selling assets or portions of our business. Our ability to refinance our existing or any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

In addition, our investment from RTW and debt with Fortress are collateralized by substantially all of our assets and subject to customary financial and operating covenants limiting our ability to, among other things, incur additional indebtedness, change the name, location, office or executive management of our business, change our business, merge with or acquire other entities, pay dividends or make other distributions to holders of our capital stock, make certain investments, engage in transactions with our affiliates, create liens, sell assets, pay any subordinated debt and store certain inventory and equipment with third parties. These covenants may make it difficult to operate our business. As of the date of issuance of our December 31, 2022 and December 31, 2023 financial statements, we concluded that there was substantial doubt about our ability to continue as a going concern. Given the risk of being unable to remain in compliance with certain financial covenants with Fortress, there is substantial doubt in our ability to continue as a going concern. Due to the risk of not achieving our covenants, the amounts due under our credit facilities as of December 31, 2022 and~~,~~ December 31, 2023 have been classified as a current liability in the consolidated financial statements. We are also subject to standard event of default provisions under the Revenue Interest Financing Agreement with RTW and the Fortress Credit Agreement with Fortress, that, if triggered, would allow the debt to be accelerated, which could significantly deplete our cash resources, cause us to raise additional capital at unfavorable terms, require us to sell portions of our business or result in us becoming insolvent. The existing collateral pledged to RTW and Fortress, and the covenants to which we are bound, may prevent us from being able to secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions, heighten our vulnerability to downturns in our business or our industry or the general economy, limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors who have greater capital resources.

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

If we raise additional funds through strategic collaborations or partnerships, or marketing, distribution, royalty or licensing arrangements with third parties, we may be required to do so at an earlier stage than would otherwise be ideal and/or may have to limit valuable rights to our intellectual property, technologies, products, or future revenue streams, or grant licenses or other rights on terms that are not favorable to us. Furthermore, any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products.

We receive the majority of our revenue from sales to health care providers and other third-party distributors, and the failure to collect receivables from them could adversely affect our financial position and results of operations.

We receive the majority of our revenue from sales to health care providers and other third-party distributors. We extend credit to our customers for a significant portion of our sales and receivables from our customers are not secured by any type of collateral. We are therefore subject to the risk that our customers may not pay for the products they have purchased, pay at a slower rate than we have historically experienced, or may seek extended payment terms, which may, in turn, result in delays in our cash collection and increases in our accounts receivable. Our customers may encounter cash flow or operating difficulties, which may reduce their demand for our products or delay their payments to us, thereby increasing our accounts receivable turnover days, or increasing the risk that they may default on their payment obligations. These risks are heightened during periods of global or industry-specific economic downturn or uncertainty and during periods of rising interest rates. Our liquidity and cash flows from operations may be adversely affected if we are unable to settle our accounts receivable on a timely basis, if our accounts receivable cycles or collection periods lengthen or if we encounter a material increase in defaults of payment of our accounts receivable or repayments of amounts we have extended to our customers on credit.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of our financial statements requires us to make estimates and assumptions affecting the reported amounts of our assets, liabilities, revenues, expenses and earnings. If these estimates or assumptions are incorrect, it could have a material adverse effect on our results of operations or financial condition. We have identified several accounting policies as being critical to the fair presentation of our financial condition and results of operations because they involve major aspects of our business and require us to make judgments about matters that are inherently uncertain. These policies are described under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and should be considered in conjunction with our audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The implementation of new accounting requirements or other changes to GAAP, could have a material adverse effect on our reported results of operations and financial condition. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our expectations and the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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
•
results of clinical trials of the Allurion Balloon or other current or future products or those of our competitors;
•
regulatory or legal developments in the U.S. and other countries, especially changes in laws or regulations applicable to our products;
•
introductions and announcements of new products by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;
•
actions taken by regulatory agencies with respect to our products, clinical trials, manufacturing processes or sales and marketing terms;
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
•
general economic and political conditions such as recessions, interest rates, fuel prices, trade wars, pandemics (such as COVID-19), currency fluctuations, geopolitical conflicts and acts of war or terrorism;
•
the effects of natural disasters, terrorist attacks and the spread and/or abatement of infectious diseases, including with respect to potential operational disruptions, labor disruptions, increased costs, and impacts to demand related thereto; and
•
the other risks described in this “Risk Factors” section.

These broad market and industry factors may harm the market price of our securities, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could adversely affect our business, financial condition, results of operations and growth prospects.

We do not intend to pay cash dividends for the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in our current or future credit agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant.

Future sales of our Common Stock, or the perception that future sales may occur, may cause the market price of our Common Stock to decline, regardless of our operating performance.

Sales of a substantial number of shares of our Common Stock in the public market, including the resale of shares held by various holders of our securities registered for resale, could occur at any time (after the expiration of any applicable lock-up period). These sales, or the perception in the market that the holders of a large number of shares of our Common Stock intend to sell shares, could increase the volatility of the market price of our Common Stock or result in a significant decline in the public trading price of our Common Stock.

In addition, on December 18, 2023, we entered into a ChEF Purchase Agreement (the “Purchase Agreement”) with Chardan Capital Markets (“Chardan”) related to a “ChEF,” Chardan’s committed equity facility (the “Chardan Equity Facility”). Pursuant to the Purchase Agreement, Chardan shall purchase from us up to $100.0 million of shares of our Common Stock, upon the terms and subject to the conditions and limitations set forth in the Purchase Agreement. As of March 15, 2024, we have sold $0.3 million of shares of our Common Stock under the Purchase Agreement, and additional shares of our Common Stock under the Purchase Agreement may be sold by us to Chardan at our discretion from time to time. Sales of shares of our Common Stock under the Purchase Agreement in the future may cause the trading price of shares of our common stock to decrease.

The resale, or expected or potential resale, of a substantial number of shares of our Common Stock in the public market could adversely affect the market price for our Common Stock and make it more difficult for stockholders to sell their holdings at times and prices that they determine are appropriate. Furthermore, we expect that, because there is a large number of shares of our Common Stock registered pursuant to various resale registration statements, the selling securityholders thereunder will continue to offer the securities covered thereby for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the effective resale registration statements may continue for an extended period of time. Sales of a substantial number of such shares in the public market could adversely affect the market price of our Common Stock.

Additionally, a significant portion of the shares of our Common Stock registered for resale were purchased by securityholders pursuant to investments in Legacy Allurion that date from 2013 onwards at prices considerably below the current market price of our Common Stock. The sale of such shares would result in the securityholders realizing a significant gain even if other securityholders experience a negative rate of return. For example, holders of Legacy Allurion Common Stock, many of whom purchased their shares pursuant to investments in Legacy Allurion that date from 2013 through the closing of the Business Combination, paid, on average, an effective purchase price of approximately $0.22 for each share of our Common Stock they received in connection with the Business Combination. Even if our trading price is significantly below $7.04, the offering price for the units offered in Compute Health’s initial public offering ("IPO") after giving effect to the applicable exchange ratio of 1.420455 pursuant to the Business Combination Agreement (the "CPUH Exchange Ratio"), certain of the securityholders, including such holders of Legacy Allurion Common Stock, may still have an incentive to sell shares of our Common Stock because they purchased the shares at prices lower than the public investors or the current trading price of our Common Stock. For example, based on the closing price of our Common Stock of $2.66 as of March 15, 2024, such holders of Legacy Allurion Common Stock would experience a potential profit, on average, of up to approximately $2.44 per share, or approximately $12.9 million in the aggregate upon the sale of all such shares.

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

Certain parties to our Investor Rights Agreement have the right to nominate directors to our board of directors, and their interests may conflict with ours or yours in the future.

Pursuant to our Investor Rights and Lock-up Agreement, dated August 1, 2023, by and among us, Compute Health Sponsor LLC (the "Sponsor"), certain Legacy Allurion stockholders and certain other parties (the "Investors Rights Agreement"), our board of directors consists of seven directors, a majority of which are required to be “independent” directors for purposes of NYSE rules, and the following persons have the following nomination rights with respect to our board of directors: (i) one director and one independent director was required to be nominated by Shantanu Gaur; (ii) one director and one independent director was required to be nominated by Remus Group Management, LLC and its affiliates ("Remus Capital"); (iii) one director was required to be nominated by the Sponsor; and (iv) two independent directors are required be nominated by Allurion (one of which shall be designated by RTW until such time as all obligations under the Revenue Interest Financing Agreement or any additional revenue interest financing agreement have been paid by Allurion).

As a result of the foregoing, Shantanu Gaur, Remus Capital, the Sponsor and RTW or their respective nominees to our board of directors have the ability to control the appointment of our management, the entering into of mergers, sales of substantially all or all of our assets and other extraordinary transactions and influence amendments to our amended and restated certificate of incorporation ("Charter") and bylaws ("Bylaws"). In any of these matters, the interests of the parties to the Investor Rights Agreement with the right to nominate directors may differ from or conflict with your interests. Moreover, this control over the nomination of directors to our board of directors may also adversely affect the trading price for our Common Stock to the extent investors perceive disadvantages in owning stock of a company with these corporate governance provisions.

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

We are “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act ("Section 404"), reduced disclosure obligations regarding executive compensation in their periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, which allows us to take advantage of certain exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K and in our periodic reports and proxy statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of the shares of our Common Stock held by non-affiliates exceeds $250 million as of the prior June 30, and (ii) our annual revenue exceeded $100 million during such completed fiscal year or the market value of the shares of our Common Stock held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

In connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2023 and 2022, we identified material weaknesses in our internal control over financial reporting that we are currently working to remediate, which relate to: (a) insufficient segregation of duties in the financial statement close process; (b) a lack of sufficient levels of staff with public company and technical accounting experience to maintain proper control activities and perform risk assessment and monitoring activities; and (c) insufficient information systems controls, including access and change management controls. We have concluded that these material weaknesses in our internal control over financial reporting occurred because we do not have the necessary business processes, personnel and related internal controls to operate in a manner to satisfy the accounting and financial reporting timeline requirements of a public company.

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

The trading market for our Common Stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. If few or no securities or industry analysts cover us, the trading price for our Common Stock would likely be negatively impacted. If one or more of the analysts who cover us downgrade our Common Stock or publish inaccurate or unfavorable research about our business, our share price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our share price would likely decline. If one or more of these analysts cease coverage of Allurion or fail to publish reports on us regularly, demand for our Common Stock could decrease, which might cause our share price and trading volume to decline.

Provisions in our Charter and Bylaws could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our Charter and Bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for our Common Stock, thereby depressing the market price of our Common Stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include the following:

•
our board of directors is divided into three classes with staggered three-year terms which may delay or prevent a change of our management or a change in control;
•
our board of directors has the right to elect directors to fill a vacancy created by the expansion of our board of directors or the resignation, death, or removal of a director, which will prevent stockholders from being able to fill vacancies on our board of directors;
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
•
amendments of our Charter and Bylaws require the approval of stockholders holding 66 2/3% of our outstanding voting shares (unless amended by our board of directors);
•
our stockholders are required to provide advance notice and additional disclosures in order to nominate individuals for election to our board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of Allurion; and
•
our board of directors is able to issue, without stockholder approval, preferred shares with voting or other rights or preferences that could impede the success of any attempt to acquire us.

Sales of shares of our Common Stock may cause the market price of our Common Stock to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of our common stock intend to sell shares, could increase the volatility of the market price of our common stock or result in a significant decline in the public trading price of our common stock.

While the Sponsor and certain Legacy Allurion stockholders have signed the Investor Rights Agreement which contains lock-up restrictions for a period of either 18 months or 12 months following the consummation of the Business Combination, as applicable, and certain other Legacy Allurion stockholders are subject to similar lock-up restrictions pursuant to our Bylaws, the lock-up restrictions shall not apply to: (a) any shares of our Common Stock purchased pursuant to the PIPE Subscription Agreements (as defined below), (b) 100 shares of our Common Stock held by each Investor (as defined in the Investor Rights Agreement), (c) shares issued to the Sponsor in the Sponsor Loan Equity Issuance (as defined below), (d) certain incremental shares of PIPE Investors who are Legacy Allurion stockholders or holders of convertible unsecured promissory notes issued by Legacy Allurion pursuant to that certain (i) Convertible Note Purchase Agreement, dated December 22, 2021, by and among Legacy Allurion and the investors listed on Exhibit A thereto, (ii) Convertible Note Purchase Agreement, dated February 15, 2023, by and among Legacy Allurion and the investors listed on Exhibit A thereto and (iii) Convertible Note Purchase Agreement, dated June 14, 2023, by and among Legacy Allurion and the investors listed on Exhibit A thereto (collectively, "Legacy Allurion Convertible Notes"), or shares issued upon conversion of the convertible notes issued between February 2023 and August 2023 ("2023 Convertible Notes"), (e) the Backstop Shares or the shares of our Common Stock issued to each of HVL, RTW and Fortress, and such shares of our Common Stock will be freely tradeable subject to federal securities laws and other applicable rules and regulations.

In addition, the effective purchase prices at which certain independent directors of Compute Health, certain Legacy Allurion stockholders, the PIPE Investors, RTW, a Fortress affiliate and HVL acquired their shares of our Common Stock are generally substantially less than the IPO price of $7.04 per share, after giving effect to the CPUH Exchange Ratio. Consequently, such stockholders may realize a positive rate of return on the sale of their shares of Common Stock even if the market price per share of our Common Stock is below $7.04 per share. While some of our securityholders may experience a positive rate of return based on the current trading price, public securityholders may not experience a similar rate of return on the securities they purchased due to differences in the purchase prices they paid and the trading price at the time of sale and may instead experience a negative rate of return on their investment. On March 15, 2024, the last quoted sale price for our Common Stock as reported on the NYSE was $2.66 per share.

Consequently, these securityholders may have an incentive to sell their shares of our Common Stock even if the trading price is below the price paid by investors in Compute Health's IPO, which could cause the market price of our Common Stock to decline.

In addition, on December 18, 2023, we entered into the Purchase Agreement with Chardan related to the Chardan Equity Facility. Pursuant to the Purchase Agreement, Chardan shall purchase from us up to $100.0 million of shares of our Common Stock, upon the terms and subject to the conditions and limitations set forth in the Purchase Agreement.

The shares of our Common Stock that may be issued under the Purchase Agreement may be sold by us to Chardan at our discretion from time to time. The purchase price for shares of our Common Stock that we may sell to Chardan under the Purchase Agreement will fluctuate based on the trading price of shares of our Common Stock. As a result, investors who purchase shares from Chardan at different times will likely pay different prices for those shares, and so may experience different levels of dilution and in some cases substantial dilution and different outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase from Chardan as a result of future sales made by us to Chardan at prices lower than the prices such investors paid for their shares.

Depending on market liquidity at the time, sales of shares of our Common Stock may cause the trading price of shares of our Common Stock to decrease. We generally have the right to control the timing and amount of any future sales of shares of our Common Stock to Chardan. Additional sales of shares of our Common Stock, if any, to Chardan will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Chardan all, some or none of the additional shares of our Common Stock that may be available for us to sell pursuant to the Purchase Agreement. If and when we do sell shares of our Common Stock to Chardan, after Chardan has acquired shares of our Common Stock, Chardan may resell all, some or none of such shares of our Common Stock at any time or from time to time in its discretion. Therefore, sales to Chardan by us could result in substantial dilution to the interests of other holders of shares of our Common Stock. In addition, if we sell a substantial number of shares of our Common Stock to Chardan under the Purchase Agreement, or if investors expect that we will do so, the actual sales of shares of our Common Stock or the mere existence of our arrangement with Chardan may make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect such sales.

Under applicable NYSE rules, in no event may we issue to Chardan shares of our Common Stock representing more than the lower of the 19.99% voting power threshold and the 19.99% share and share equivalent thresholds referenced in Section 312.03(c) of the NYSE Listed Company Manual, unless we obtain prior stockholder approval or if such approval is not required in accordance with the applicable NYSE rules. In addition, Chardan is not obligated to buy any Common Stock under the Purchase Agreement if such shares, when aggregated with all other Common Stock then beneficially owned by Chardan and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and Rule 13d-3 promulgated thereunder), would result in Chardan beneficially owning Common Stock in excess of 4.99% of our outstanding voting power or shares of Common Stock.

Other than as described above, there are no lock-up, beneficial ownership or stock exchange restrictions that would prevent the foregoing stockholders from selling some or all of their Common Stock subject to compliance with applicable rules and regulations.

Our warrants are exercisable for Common Stock, the exercise of which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2023, there are 13,206,922 Public Warrants to purchase an aggregate of 18,759,838 shares of Common Stock at an exercise price of $8.10 per share outstanding and 347,929 Rollover Warrants to purchase an aggregate of 347,929 shares of Common Stock at exercise prices ranging from $0.02 per share to $12.14 per share outstanding. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock, the impact of which increases as the value of our stock price increases.

Our warrants may not be exercised at all and we may not receive any cash proceeds from the exercise of the warrants.

Due to the significant number of redemptions of Compute Health Class A Common Stock in connection with the Business Combination, there was a significantly lower number of shares of Compute Health Class A Common Stock that converted into shares of our Common Stock in connection with the Business Combination. As a result, the shares of our Common Stock previously registered for resale (a substantial portion of which may not be resold until the expiration of the applicable lock-up period) are anticipated to constitute a considerable percentage of our public float. Additionally, a significant portion of the shares of our Common Stock registered for resale were purchased by securityholders pursuant to investments in Legacy Allurion that date from 2013 through the closing of the Business Combination at prices considerably below the current market price of our Common Stock. This discrepancy in purchase prices may have an impact on the market perception of our Common Stock’s value and could increase the volatility of the market price of our Common Stock or result in a significant decline in the public trading price of our Common Stock. The registration of these shares for resale creates the possibility of a significant increase in the supply of our Common Stock in the market. The increased supply, coupled with the potential disparity in purchase prices, may lead to heightened selling pressure, which could negatively affect the public trading price of our Common Stock.

The exercise prices of the warrants, in certain circumstances, may be higher than the prevailing market price of our underlying Common Stock and the cash proceeds to us associated with the exercise of warrants are contingent upon our stock price. The value of our Common Stock may fluctuate and may not exceed the exercise price of the warrants at any given time. As of the date of this Annual Report on Form 10-K, all of our Public Warrants, each of which has an exercise price of $8.10 per share, are “out of the money,” meaning the exercise price is higher than the market price of our Common Stock. Of the 347,929 Rollover Warrants outstanding as of December 31, 2023, 220,529 of such warrants (130,053 of which have an exercise price of $6.73 and 90,476 of which have an exercise price of $12.14) are “out of the money”. Holders of such “out of the money” warrants are not likely to exercise such warrants. There can be no assurance that such warrants will be in the money prior to their respective expiration dates, and therefore, we may not receive any cash proceeds from the exercise of such warrants.

Certain of our Warrants are accounted for as liabilities and the changes in value of such Warrants could have a material effect on, or cause volatility in, our financial results.

In connection with the Business Combination, we assumed our Public Warrants to purchase up to 18,759,838 shares of our Common Stock (which were originally issued as warrants to purchase shares of Compute Health Class A common stock in connection with Compute Health’s IPO) and Rollover Warrants to purchase up to 403,658 shares of our Common Stock (which were originally issued as warrants to purchase shares of Legacy Allurion Common Stock and Legacy Allurion Preferred Stock). We evaluated the accounting treatment of such Warrants and determined to classify certain of such Warrants as liabilities measured at fair value. The fair value of such Warrants is remeasured on a quarterly basis with changes in the estimated fair value recorded in Other (expense) income on the consolidated statement of operations and comprehensive loss. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on such Warrants each reporting period and that the amount of such gains or losses could materially impact or cause volatility in our financial results. For example, upon consummation of the Business Combination, the total value of the liability associated with the Public Warrants was $13.8 million measured at fair value based on the Public Warrant quoted price. However, at December 31, 2023, the fair value of the liability associated with the Public Warrants was determined to be $5.9 million.

Our Earn-Out Shares are accounted for as liabilities and the changes in value of such shares could have a material effect on, or cause volatility in, our financial results.

In connection with the Business Combination, holders of Legacy Allurion common stock and Legacy Allurion preferred stock and holders of vested options, warrants and restricted stock units exercisable or convertible into Legacy Allurion capital stock received the contingent right to receive additional shares of our common stock (the “Earn-Out Shares”) upon the achievement of certain earn-out targets. We evaluated the accounting treatment of our Earn-Out Shares and determined to classify such shares as liabilities measured at fair value. The fair value of such shares is remeasured on a quarterly basis over the earn-out period with changes in the estimated fair value recorded in other income (expense) on the consolidated statement of operations and comprehensive loss. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Earn-Out Shares each reporting period and that the amount of such gains or losses could materially impact or cause volatility in our financial results. For example, upon consummation of the Business Combination, the fair value of the liability associated with the Earn-Out Shares was initially valued and recorded as $53.0 million. However, at December 31, 2023, the fair value of the liability associated with the Earn-Out Shares was determined to be $24.0 million.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Cyber Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing risks from cybersecurity threats. We have implemented a cybersecurity risk management program in accordance with our risk profile, which is informed by and incorporates elements of recognized industry standards. Our cybersecurity risk management strategy is guided by both internal cybersecurity risk assessments and third-party information security audits.

We leverage the support of third-party information technology and security providers as part of our cybersecurity risk management program, including for penetration testing. Further, we have adopted written information security policies and procedures, including an incident response plan, which is designed to establish our processes for identifying, responding to, and recovering from cybersecurity incidents.

We have also implemented a process to assess and review the cybersecurity practices of certain third-party vendors and service providers, including through the use of vendor security questionnaires. Additionally, the Company’s employees go through cybersecurity awareness training covering topics such as general cybersecurity best practices, phishing, data protection, password protection, and network security.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, like other companies in our industry, we and our third-party vendors may, from time to time, experience threats and security incidents that could effect our information or systems. For more information, please see Item 1A - Risk Factors.

Governance Related to Cybersecurity Risks

Our cybersecurity risk management program is managed by our Information Security Management Committee (the “InfoSec Committee”). The InfoSec Committee is currently made up of a cross-disciplinary team, including the Company’s acting Chief Information Security Officer (CISO), Chief Financial Officer, Chief Legal Officer, VP of People, IT director, VP of Software Engineering, Senior Director of R&D, and VP of Global Marketing. The InfoSec Committee meets on a regular basis to review and discuss the direction of the Company’s cybersecurity program. Our acting CISO is responsible for the day-to-day oversight of the assessment and management of cybersecurity risks. The individual who is currently in this role has approximately 25 years of experience in information technology.

The Board engages in oversight of cybersecurity risks. With the input of the InfoSec Committee, our CISO may provide periodic updates to the Board on matters related to cybersecurity as needed.

Item 2. Properties.

Our corporate headquarters are located in Natick, Massachusetts, where we lease approximately 9,909 square feet of office space pursuant to a lease agreement which commenced on June 15, 2016 and expires on November 30, 2025. We also lease approximately 12,678 square feet of office space for research and development in Natick, Massachusetts pursuant to a lease agreement which commenced on January 10, 2020 and expires on March 31, 2028. Additionally, we lease approximately 10,200 square feet of manufacturing space in Natick, Massachusetts pursuant to a lease agreement which commenced on January 8, 2018 and expires on February 28, 2028. We also lease approximately 4,250 square feet of manufacturing space in Natick, Massachusetts pursuant to a lease agreement which commenced on July 1, 2021 and expires on June 30, 2024. Outside of the U.S., we lease approximately 292 square meters of office space in Paris, France, which represents our largest sales office. We believe that our existing facilities are suitable and adequate for our needs.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, par value $0.0001 per share, trades on the NYSE under the symbol "ALUR".

The Company's public warrants to purchase 1.420455 shares of our Common Stock at $8.10 per share trade on the New York Stock Exchange under the symbol "ALUR WS."

Holders

As of December 31, 2023, there were 249 record holders of our Common Stock and 1 record holder of our Public Warrants. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in the street name by brokers and other nominees. This number of holders of record also does not include stockholders who shares may be held in trust by other entities.

Dividends

We do not intend to pay dividends on our Common Stock unless future profits warrant such action.

Sales of Unregistered Securities and Purchases by the Issuer and Affiliated Purchasers

All sales of unregistered securities by us during the year ended December 31, 2023 have been previously disclosed. There were no purchases of our Common Stock by the Company or any affiliated purchaser during the quarter ended December 31, 2023.

Use of Proceeds

On August 1, 2023, we consummated the Business Combination. At the closing of the Business Combination, we received $98.8 million in net cash proceeds. We expect to use the net proceeds from the Business Combination, including the proceeds from the related transactions described above, to fund our working capital and for other general corporate purposes.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion and analysis should be read together with the consolidated financial statements as of and for the years ended December 31, 2023 and December 31, 2022, included in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the sections titled “Cautionary Statement Regarding Forward-Looking Statements" and “Risk Factors” in other parts of this Annual Report on Form 10-K. For purposes of this section, all references in this discussion and analysis to “Allurion,” the “Company”, “we,” “us,” or “our” refers to the business and operations of Allurion and its consolidated subsidiaries following the consummation of the Business Combination and to Legacy Allurion and its consolidated subsidiaries prior to the consummation of the Business Combination. “Legacy Allurion” refers to Allurion Technologies, LLC, which was previously known as Allurion Technologies Opco, Inc. (formerly Allurion Technologies, Inc.) prior to the consummation of the Business Combination.

Overview

Allurion is a leading medical device company that is focused on creating a best-in-class weight loss platform to treat obese and overweight patients. Our platform, the Allurion Program, features the world’s first and only swallowable, procedure-less intragastric balloon for weight loss and offers AI-powered remote patient monitoring tools, a proprietary behavior change program, secure messaging and video telehealth that are delivered by the Allurion Virtual Care Suite, ("VCS").

Our proprietary intragastric balloon, the Allurion Balloon, is swallowed as a capsule under the guidance of a health care provider without surgery, endoscopy, or anesthesia.

The Allurion VCS is comprised of tools to support patients’ weight loss experience, which we believe benefit both patients and health care providers:

(A)
For Allurion Program patients: Every current Allurion Program patient receives an Allurion Connected Scale and access to our mobile app (the "App"), which integrates data from the Allurion Connected Scale to conveniently monitor weight, body fat, activity, sleep, and several other critical metrics. The App can also enable secure messaging and video telehealth with the patient’s care team and can deliver content from Allurion’s proprietary behavior change program—a library of 100 weight loss actions related to diet, nutrition, mental health, sleep, goal setting, and a number of other topics—directly to the patient. The App is available in over 15 languages.
(B)
For Allurion Program providers: Allurion Insights provides end-to-end remote patient monitoring powered by the Allurion Iris AI platform, which leverages machine learning to deliver key insights related to patient tracking data. Allurion Insights offers real-time access to patient data and AI-powered analytics, note functionality to keep track of patient encounters, and clinic-wide metrics that provide a snapshot of the clinic’s overall performance.

In addition to its use by Allurion Balloon patients, we believe the Allurion VCS can potentially be a platform for optimal long-term follow up after other medical and surgical weight loss interventions in the future. For example, in June 2022, we incorporated a Treatment Tracking and Clinic-Led Onboarding feature into the Allurion VCS, which enables seamless onboarding and management of patients undergoing one or multiple weight loss treatments, including gastric balloons such as the Allurion Balloon, surgery, or medications. In addition, in connection with our collaboration with Medtronic plc (“Medtronic”), we may incorporate the Allurion VCS in onboarding and managing Medtronic’s patients.

Our products are currently sold in Europe, the Middle East, Africa, Latin America, Canada and the Asia-Pacific region. The U.S. Food and Drug Administration ("FDA") has approved the investigational device exemption ("IDE"), for Allurion’s AUDACITY clinical trial, a 48-week, prospective, randomized, open-label trial. We received approval of the IDE from the FDA in November 2021 to initiate the AUDACITY clinical trial in the United States. The first patient in the trial was treated in July 2022. During the third quarter of 2023, we completed the enrollment of 550 patients in the trial across 17 sites in the United States. The results of the trial are expected to support a premarket approval ("PMA"), submission to the FDA.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products and receipt and maintenance of regulatory approvals. We generated revenue of $53.5 million and $64.2 million for the years ended December 31, 2023 and 2022, respectively, and incurred net losses of $80.6 million and $37.7 million for those same periods. We expect to continue to incur net losses as we focus on obtaining regulatory approvals for our products in new markets, refining our sales and marketing strategies, and continuing research and development efforts to further enhance our existing products. Further, following the closing of the Business Combination described below in “Recent Developments,” we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. As a result, we will need substantial additional funding for expenses related to our operating activities, including selling, marketing, general and administrative expenses and research and development expenses.

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

Recent Developments

Business Combination Agreement

On February 9, 2023, Legacy Allurion and Allurion entered into the Business Combination Agreement (as subsequently amended on May 2, 2023, the “Business Combination Agreement”) with Compute Health Acquisition Corp. (“CPUH” or "Compute Health"), Compute Health Corp. (“Merger Sub I”) and Compute Health LLC (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”). Pursuant to the Business Combination Agreement, on August 1, 2023 (the “Closing Date”), the Mergers (as defined below) were consummated in three steps: (a) Compute Health merged with and into Allurion (the “CPUH Merger”), with Allurion surviving the CPUH Merger as a publicly listed entity (the time at which the CPUH Merger became effective, the “CPUH Merger Effective Time”) and becoming the sole owner of the Merger Subs; (b) three hours following the consummation of the CPUH Merger, Merger Sub I merged with and into Legacy Allurion (the “Intermediate Merger” and the time at which the Intermediate Merger became effective, the “Intermediate Merger Effective Time”), with Legacy Allurion surviving the Intermediate Merger and becoming a direct, wholly-owned subsidiary of Allurion; and (c) thereafter, Legacy Allurion merged with and into Merger Sub II (the “Final Merger” and, collectively with the CPUH Merger and the Intermediate Merger, the “Mergers”, and together with all other transactions contemplated by the Business Combination Agreement, the “Business Combination”), with Merger Sub II surviving the Final Merger and remaining a direct, wholly-owned subsidiary of Allurion (the time at which the Final Merger became effective, the “Final Merger Effective Time”). Allurion shares began trading on the NYSE under the ticker symbol “ALUR” on August 2, 2023. Upon completion of the Business Combination, Legacy Allurion's business operations continued as our business operations.

The Business Combination was accounted for as a reverse capitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, Compute Health, which was the legal acquirer, was treated as the “acquired” company for financial reporting purposes and Legacy Allurion was the accounting “acquirer”. Accordingly, the Business Combination was treated as the equivalent of our company issuing stock for the net assets of Compute Health, accompanied by a recapitalization. Our net assets and the net assets of Compute Health are stated at historical costs, with no goodwill or other intangible assets recorded. This determination is primarily based on the fact that, immediately following the Business Combination, Legacy Allurion stockholders had a majority of the voting power of Allurion, Legacy Allurion controlled the majority of the board seats of Allurion, and Legacy Allurion senior management comprised all of the senior management of Allurion. The equity structure has been restated in all comparative periods up to the Closing Date to reflect the number of shares of the Company's common stock, $0.0001 par value per share (“Allurion Common Stock” or the “Company’s Common Stock”), issued to Legacy Allurion stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Allurion's convertible preferred stock and Legacy Allurion common stock prior to the Business Combination have been retroactively restated as shares reflecting the Exchange Ratio of approximately 0.9780 (the "Exchange Ratio") established in the Business Combination. As a result of this retrospective application, certain prior period balances within the consolidated balance sheet have changed. Refer to Note 3, Business Combination, in the notes to our annual consolidated financial statements for the years ended December 31, 2023 and 2022 included within the Annual Report on Form 10-K for further discussion regarding the closing of the Business Combination with Compute Health.

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

In addition, immediately prior to the Intermediate Merger Effective Time, outstanding Legacy Allurion Convertible Notes with an aggregate principal amount together with accrued by unpaid interest of approximately $21.8 million were converted into the applicable number of shares Legacy Allurion common stock provided for under the terms of such Legacy Allurion Convertible Notes, immediately prior to the Intermediate Merger Effective Time, and are no longer outstanding and ceased to exist.

PIPE Investment

In connection with the execution of the Business Combination Agreement, Allurion and Compute Health entered into subscription agreements, each dated February 9, 2023 (the "PIPE Subscription Agreements") with certain accredited investors and qualified institutional buyers (the "PIPE Investors"), pursuant to which, upon the terms and subject to the conditions set forth therein, the PIPE Investors, among other things, purchased an aggregate of 5,386,695 shares of Allurion Common Stock at a price of $7.04 per share, for an aggregate purchase price of $37.9 million, following the CPUH Merger Effective Time and immediately prior to the Intermediate Merger Effective Time (the "PIPE Investment").

Revenue Interest Financing Agreement, Side Letter and PIPE Conversion Option

On February 9, 2023, concurrently with the execution of the Business Combination Agreement, we entered into a revenue interest financing agreement (the "Revenue Interest Financing Agreement") with certain entities that engaged RTW Investment, LP as investment manager (collectively, "RTW"). At the closing of the Business Combination, we assumed all obligations of Legacy Allurion under the Revenue Interest Financing Agreement. Pursuant to the Revenue Interest Financing Agreement, at the closing of the Business Combination, RTW paid Allurion an aggregate of $40.0 million (the “Investment Amount”). In exchange for the Investment Amount, Allurion will remit revenue interest payments on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by Allurion and its subsidiaries.

Additionally, in connection with our entry into the Revenue Interest Financing, we, Compute Health, Legacy Allurion, Merger Sub II and RTW entered into a side letter (the "RTW Side Letter") under which RTW may elect to convert up to $7.5 million of its initial PIPE subscription into an additional revenue interest financing by forfeiting a number of shares of our common stock acquired by the PIPE subscription (the "PIPE Conversion Option"). Refer to Note 9, Revenue Interest Financing, Side Letter, and PIPE Conversion Option, in the notes to our annual consolidated financial statements for the years ended December 31, 2023 and 2022 included within this Annual Report on Form 10-K for further discussion on the Revenue Interest Financing.

On May 2, 2023, the parties amended and restated the RTW Side Letter in connection with the Backstop Agreement (defined below), pursuant to which, among other things, Allurion issued 250,000 shares of Common Stock to RTW immediately prior to the Intermediate Merger Effective Time.

Fortress Credit Agreement

On August 1, 2023, we entered into a term loan facility (the "Fortress Term Loan") pursuant to a credit agreement and guaranty (the "Fortress Credit Agreement") with Fortress Credit Corp. ("Fortress"). Under the terms of the Fortress Term Loan, we have borrowed $60.0 million. In connection with the closing of the Business Combination, we used the borrowings under the Fortress Term Loan to repay outstanding principal, accrued and unpaid interest and other obligations with respect to our previous loan and security agreement with Runway Credit Corp. (the "2021 Term Loan"). The Fortress Term Loan will mature in June 2027. Interest on borrowings under the Fortress Term Loan will be payable in arrears monthly at a floating interest rate equal to the current applicable margin of 6.44% plus the greater of 3.0% or the Wall Street Journal Prime Rate. An exit payment equal to 3% of the Fortress Term Loan will be due upon the prepayment or maturity date of the Fortress Term Loan. Additionally, per the terms of the Fortress Term Loan and Backstop Agreement, we issued an aggregate of 950,000 shares of our Common Stock to an affiliate of Fortress pursuant to a subscription agreement between Allurion and such affiliate. For the avoidance of doubt, the Backstop Shares issued to Fortress are included in the aggregate issuance of 950,000 shares of our Common Stock issued to an affiliate of Fortress. In December 2023, we prepaid $20.0 million of the outstanding principal amount under the Fortress Term Loan. In connection with the prepayment, we entered into an amendment with Fortress (the "Fortress Amendment"), under which certain terms were amended including the minimum liquidity covenant. Pursuant to the Fortress Amendment, we incurred $3.1 million of paid in-kind fees, which were added to the outstanding principal amount under the Fortress Term Loan.

Backstop Agreement

On May 2, 2023, CFIP2 ALLE LLC, an affiliate of Fortress Credit Corp., and RTW (collectively, the “Backstop Purchasers”), Legacy Allurion, Allurion and Hunter Ventures Limited (“HVL”) entered into the backstop agreement (the “Backstop Agreement”). Pursuant to the Backstop Agreement, immediately prior to the Intermediate Merger Effective Time (a) each Backstop Purchaser purchased $2 million of the aggregate principal amount outstanding of HVL's Legacy Allurion convertible note issued in February 2023, (b) Allurion canceled the existing HVL Legacy Allurion Convertible Note and issued a new Allurion Convertible Note to HVL for the remaining balance together with all unpaid interest accrued since the date of issuance thereof, (c) Allurion issued new Allurion Convertible Notes to each Backstop Purchaser with an issuance date of August 1, 2023 and an original principal amount of $2 million each and (d) Allurion issued 700,000 shares of our Common Stock to each Backstop Purchaser. Refer to Note 8, Debt, in the notes to our annual consolidated financial statements for the years ended December 31, 2023 and 2022 included within this Annual Report on Form 10-K for further discussion regarding the Backstop Agreement.

HVL Termination Agreement

On May 2, 2023, HVL and Legacy Allurion entered into a letter agreement (the “HVL Termination Agreement”), terminating the side letter agreement entered into between Legacy Allurion and HVL in connection with the issuance of HVL’s Legacy Allurion Convertible Note on February 15, 2023. Pursuant to the HVL Termination Agreement, among other things, at the closing of the Business Combination, upon the terms and subject to the conditions set forth therein, we issued to HVL 387,696 shares of our Common Stock. Refer to Note 8, Debt, in the notes to our annual consolidated financial statements for the years ended December 31, 2023 and 2022 included within this Annual Report on Form 10-K for further discussion regarding the HVL Termination Agreement.

Gaur Contribution Agreement

On May 2, 2023, Shantanu K. Gaur and Neha Gaur, trustees of The Shantanu K. Gaur Revocable Trust of 2021 (the “Gaur Trust”) and Allurion entered into a contribution agreement (the “Gaur Contribution Agreement”), pursuant to which, among other things, upon the terms and subject to the conditions set forth therein, the Gaur Trust contributed to Allurion, as a contribution of capital, 79,232 shares of our Common Stock (the “Gaur Trust Contributed Shares”). The Gaur Trust’s contribution of the Gaur Trust Contributed Shares was effective immediately following the consummation of the Business Combination and the issuance of shares of our Common Stock to the Gaur Trust pursuant to the terms of the Business Combination Agreement.

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

Sponsor Contribution Agreement

On May 2, 2023, the Sponsor and Compute Health entered into a letter agreement (the “Sponsor Contribution Agreement”) pursuant to which, among other things, upon the terms and subject to the conditions set forth therein, the Sponsor agreed to contribute to Compute Health, as a contribution of capital, 161,379 shares of Compute Health Class A Common Stock (“Contributed Shares”). The Sponsor’s contribution of the Sponsor Contributed Shares was effective immediately following the CPUH Recapitalization (defined below) and immediately prior to the CPUH Merger Effective Time.

Sponsor Support Agreement

On February 9, 2023, Allurion entered into a Support Agreement with the Sponsor (the "Sponsor Support Agreement"), pursuant to which immediately prior to the CPUH Merger Effective time, (a) the Sponsor recapitalized each of the Sponsor’s 21,442,500 shares of Compute Health Class B Common Stock, and all 12,833,333 of the Sponsor’s warrants to purchase shares of

Class A Common Stock into 2,088,327 shares of Compute Health Class A Common Stock and (b) the additional Class B Holders as set forth on Schedule I of the Sponsor Support Agreement (the "Additional Class B Holders") recapitalized his or her 30,000 shares of Compute Health Class B Common Stock into 21,120 shares of Compute Health Class A Common Stock (the "CPUH Recapitalization"). Subsequently, at the CPUH Merger Effective Time, each such share of Compute Health Class A Common Stock was converted into shares of our Common Stock at an exchange ratio of 1.420455 (the "CPUH Exchange Ratio").

Public Warrants and Warrant Amendment

On July 26, 2023, holders of Compute Health’s public warrants, each of which entitled the holder thereof to purchase one share of Class A Common Stock of CPUH at an exercise price of $11.50 per share (collectively, the “Compute Health Public Warrants”), approved an amendment (the “Warrant Amendment”) to the warrant agreement by and between Compute Health and Continental Stock Transfer & Trust Company, as Warrant Agent, dated as of February 9, 2021, as may be amended or supplemented (the “Warrant Agreement”), which governed all of Compute Health’s public and private warrants. Per the terms of the Warrant Amendment, (i) upon the completion of the Business Combination, each of the outstanding Compute Health Public Warrants became exercisable for 1.420455 shares of Allurion Common Stock at an exercise price of $8.10 per share; (ii) upon the completion of the Business Combination, each Compute Health Public Warrant was exchanged for 0.6125 of a Allurion warrant to purchase shares of Allurion Common Stock (collectively, the “Public Warrants”); (iii) the terms of the Compute Health Public Warrants were amended such that they will expire on August 1, 2030, which is seven years after the consummation of the Business Combination, or earlier upon redemption or liquidation; (iv) Section 4.4 of the Warrant Agreement relating to adjustments of the Warrant Price (as defined in the Warrant Agreement) if Compute Health issued additional shares or equity-linked securities for capital raising purposes in connection with the closing of the Business Combination was deleted; (v) Sections 6.1 and 6.2 of the Warrant Agreement were amended to provide that, subject to the terms of the Warrant Agreement, not less than all of the Compute Health Public Warrants may be redeemed for cash or for shares of Common Stock after a date that is 90 days after the date on which Compute Health completed the Business Combination; and (vi) certain adjustments to the Reference Value (as defined in the Warrant Agreement), redemption trigger price, and the table summarizing the redemption prices for the Compute Health Public Warrants as a result of the foregoing amendments to the Warrant Agreement were made. In connection with the Business Combination, each Compute Health Public Warrant was assumed by Allurion and converted into a Public Warrant.

Chardan Equity Facility

On December 18, 2023, we entered into a ChEF Purchase Agreement (the "Purchase Agreement") and a Registration Rights Agreement (the "Registration Rights Agreement"), each with Chardan Capital Markets ("Chardan") related to a "ChEF," Chardan's committed equity facility (the "Chardan Equity Facility"). Pursuant to the Purchase Agreement, we have the right from time to time at its option to sell to Chardan up to the lesser of (i) $100,000,000 in aggregate gross purchase price of newly issued shares of our Common Stock, and (ii) 9,482,468 shares of our Common Stock, which number of shares is equal to 19.99% of the shares of our Common Stock outstanding immediately prior to the execution of the Purchase Agreement (the "Exchange Cap"). In consideration for Chardan’s entry into the Purchase Agreement, we issued to Chardan 35,511 shares of our Common Stock. We also paid Chardan a structuring fee of $125,000 in cash. Pursuant to the Purchase Agreement, We will also reimburse Chardan up to $300,000 for fees and disbursements of Chardan’s legal counsel over the term of the facility. The Chardan Equity Facility will remain outstanding for three years unless terminated by the parties pursuant to the terms of the Purchase Agreement. The purpose of the execution of the Chardan Equity Facility is to fund our general corporate expenses.

Key Factors Affecting Our Operating Results

We believe that our performance and future success depend on many factors that present significant opportunities but also pose risks and challenges, including those discussed below and in the “Risk Factors” section of this Annual Report on Form 10-K.

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

•
Sales force size and effectiveness. The speed at which newly hired salespeople become effective can impact our revenue growth or our costs incurred in anticipation of such growth. We intend to continue to make significant investments in our sales and marketing organization to improve and increase performance, and expand our international programs to help facilitate further adoption of our products as well as broaden awareness of our products to new customers.
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

Operating Segments

We operate our business in a single operating segment and as one reporting unit, which is how our chief operating decision maker ("CODM"), our chief executive officer, reviews financial performance and allocates resources. The CODM reviews financial information presented on a regular basis at the consolidated level for purposes of allocating resources and evaluating financial performance. Since we operate as one operating segment, all required financial segment information can be found in the consolidated financial statements.

Components of Our Results of Operations

Revenue

We derive revenue from the sale of the Allurion Balloon to customers, which are either distributors or health care providers. The Allurion Balloon is the foundation of the Allurion Program, a holistic weight loss program that offers patients the opportunity to receive, and clinic and other health care providers the ability to deliver, behavior change assistance through their use of our remote patient support and monitoring tools.

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

Other Income (Expense)

Interest Expense

Interest expense consists of interest expense associated with outstanding borrowings under our debt obligations as well as the amortization of debt issuance costs and discounts associated with such borrowings.

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

Change in Fair Value of Earn-out Liabilities

The change in fair value of earn-out liabilities consists of the gain or loss recognized upon the mark to market of the contingent earn-out consideration.

Termination of convertible note side letters

The termination of convertible note side letters consists of the expense recognized related to the convertible note prepayment penalty and recognition of the PubCo Additional Shares liability and Base PubCo Shares and Backstop Shares liability and subsequent changes in fair value.

Loss on Extinguishment of Debt

The loss on extinguishment of debt consists of the expense recognized related to the extinguishment of our 2021 Term Loan (as defined herein).

Other Income (Expense), Net

Other (expense) income, net consists of interest earned on our invested cash balances, which primarily consist of deposit accounts and money market funds, foreign currency transaction gains and losses and expense associated with our Success Fee derivative liability and Fortress Term Loan derivative liability.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022	Change
Revenue	$53,467	$64,211	$(10,744)
Cost of revenue	11,970	13,485	(1,515)
Gross profit	41,497	50,726	$(9,229)
Operating expenses:
Sales and marketing	46,857	50,405	(3,548)
Research and development	27,694	16,966	10,728
General and administrative	46,024	15,365	30,659
Total operating expenses:	120,575	82,736	37,839
Loss from operations	(79,078)	(32,010)	(47,068)
Other income (expense):
Interest expense	(10,566)	(4,426)	(6,140)
Changes in fair value of warrants	8,364	(821)	9,185
Changes in fair value of debt	(3,751)	—	(3,751)
Changes in fair value of Revenue Interest Financing and PIPE conversion option	(2,192)	—	(2,192)
Changes in fair value of earn-out liabilities	29,050	—	29,050
Termination of convertible note side letters	(17,598)	—	(17,598)
Loss on extinguishment of debt	(3,929)	—	(3,929)
Other income (expense), net	(643)	(344)	(299)
Total other income (expense):	(1,265)	(5,591)	4,326
Loss before income taxes:	(80,343)	(37,601)	(42,742)
Provision for income taxes:	(264)	(143)	(121)
Net loss	$(80,607)	$(37,744)	$(42,863)

Revenue

Revenue decreased $10.7 million, or 17%, to $53.5 million for the year ended December 31, 2023, compared to the same period in 2022. The decrease in revenue was primarily the result of a delay in closing of the Business Combination, which led to decreased investment in certain markets, leading to temporarily lower re-order rates as distributors and certain accounts adjusted their inventory levels during the second half of 2023. The decrease in revenue was also attributable to selling less or no product to certain distributors and accounts to manage our credit risk.

Cost of Revenue

Cost of revenue decreased $1.5 million, or 11%, to $12.0 million for the year ended December 31, 2023, compared to the same period in 2022. The decrease in cost of revenue was primarily a direct result of decreased gastric balloons sold.

Gross Profit

Gross profit decreased $9.2 million, or 18%, to $41.5 million for the year ended December 31, 2023, compared to the same period in 2022. The decrease in gross profit was primarily the result of fewer gastric balloons sold, an increase in our direct manufacturing costs and a higher percentage of sales in lower-margin geographies.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses decreased $3.5 million, or 7%, to $46.9 million for the year ended December 31, 2023, compared to the same period in 2022. The decrease in sales and marketing expenses was primarily the result of a $3.9 million decrease in marketing spend driven by our decision to delay investment in sales and marketing while completing the Business Combination with Compute Health, and a $1.8 million decrease related to changes in our distribution model, which were partially offset by a $2.3 million increase attributable to salaries and related benefit costs due to higher headcount. We expect sales and marketing costs to decrease in 2024 as we have implemented cost reduction initiatives, including a reduction in force, and shift our focus of selling and marketing spend on more efficient channels and geographies.

Research and Development Expenses

Research and development expenses increased $10.7 million, or 63%, to $27.7 million for the year ended December 31, 2023, compared to the same period in 2022. The increase in research and development expenses was the result of an increase of $9.8 million in costs related to the AUDACITY clinical trial, and a $0.9 million increase attributable to salaries due to higher headcount to support new product development and clinical trials. We expect research and development expenses to decrease in 2024 as our AUDACITY trial nears completion.

General and Administrative Expenses

General and administrative expenses increased $30.6 million, or 199%, to $46.0 million for the year ended December 31, 2023, compared to the same period in 2022. The increase in general and administrative expenses was primarily the result of a $12.0 million increase in accounts receivable reserves resulting primarily from challenges entering new markets and transitioning certain markets from a distributor model to a direct model, a $7.8 million increase in stock-based compensation, including $4.9 million of one-time charges as a result of the Business Combination, a $3.6 million increase in insurance expense as a result of the Business Combination, a $4.5 million increase in professional, legal, and consulting fees, including $1.7 million of one-time charges as a result of the Business Combination, and a $2.2 million increase attributable to salaries and related benefit costs due to higher headcount. We expect general and administrative expenses to decrease in 2024, as we have implemented cost reduction initiatives. Further, we had incurred a significant increase in accounting, audit, legal, regulatory, compliance, and investor and public relations expenses associated with the Business Combination for the year ended December 31, 2023. We also incurred significant bad debts expense in 2023 which is not expected to recur.

Other expense (income)

Interest Expense

Interest expense increased $6.1 million, or 139%, to $10.6 million for the year ended December 31, 2023, compared to the same period in 2022. The increase in interest expense was primarily due to a $4.9 million increase in interest expense associated with our Fortress Term Loan signed in August 2023, a $0.8 million increase in interest on our 2021 Term Loan, and a $0.5 million increase in interest expense associated with our 2023 convertible notes that were converted into shares of our Common Stock at the closing of the Business Combination in August 2023.

Change in Fair Value of Warrants

The change in fair value of warrants for the year ended December 31, 2023 compared to the same period in 2022 was a gain of $9.2 million, primarily driven by a $7.8 million gain attributable to the change in fair value of the CPUH public warrants and a $0.5 million gain attributable to the change in fair value of our private warrants due to the decline in value of our common and preferred stock during those periods.

Change in Fair Value of Debt

The $3.8 million loss attributable to the change in fair value of debt for the year ended December 31, 2023 was driven by mark to market fluctuations in our convertible debt as a result of the closing of the Business Combination and automatic conversion of the notes to Common Stock.

Change in Fair Value of Revenue Interest Financing and PIPE Conversion Option

The $2.2 million loss attributable to the change in fair value of Revenue Interest Financing and PIPE conversion option for the year ended December 31, 2023 was primarily due to the initial recognition of the PIPE Conversion Option of $3.3 million on August 1, 2023 and an additional $2.3 million loss in the fair value from August 1, 2023 to December 31, 2023 due to a decrease in the Company's stock price during that period. This expense was partially offset by a $3.4 million gain in the fair value in the Revenue Interest Financing from when the liability was established on August 1, 2023 to December 31, 2023.

Change in Fair Value of Earn-Out Liabilities

The $29.1 million gain attributable to the change in the fair value of earn-out liabilities for the year ended December 31, 2023 was due to the decrease in our stock price between the establishment of the liability on August 1, 2023 and December 31, 2023.

Termination of convertible note side letters

The $17.6 million loss attributable to the termination of convertible note side letters for the year ended December 31, 2023 was primarily due to a $13.4 million loss related to the Base PubCo Shares and Backstop Shares liabilities driven by the use of the full backstop, a $2.7 million loss on the PubCo Additional Shares liability, and a $1.5 million prepayment penalty related to the repayment of the Company’s Legacy Allurion convertible note with HVL.

Loss on Extinguishment of Debt

The $3.9 million loss on extinguishment of debt for the year ended December 31, 2023 was due to the loss on extinguishment of debt related to the repayment of our 2021 Term Loan in connection with the entrance into the Fortress Term Loan on August 1, 2023.

Other (Expense) Income, Net

The change in Other (expense) income, net for the year ended December 31, 2023 compared to the same period in 2022 was $0.3 million of expense, primarily driven by interest expense of $1.7 million due to the establishment of the Fortress Term Loan derivative liability and mark to market fluctuations of the 2019 Term Loan Success Fee derivative liability. This was partially offset by $1.2 million of interest income during the period.

Provision for Income Taxes

We recorded a provision for income taxes of $0.3 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively. These provisions for income taxes are due to net income in certain foreign jurisdictions.

Liquidity and Capital Resources

Since our inception, we have primarily obtained cash to fund our operations through the sale of preferred stock, issuance of term loans and issuance of convertible debt instruments. As of December 31, 2023, we had $38.0 million in cash and cash equivalents. We incurred net losses of $80.6 million and $37.7 million for the years ended December 31, 2023 and 2022, respectively. We incurred cash outflows from operating activities of $64.0 million and $47.0 million during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $212.8 million. We expect to continue to generate significant operating losses for the foreseeable future.

Our future capital requirements will depend on many factors, including:

•
the emergence of competing innovative weight loss experiences and other adverse marketing developments;
•
the timing and extent of our sales and marketing and research and development expenditures; and
•
any investments or acquisitions we may choose to pursue in the future.

Our revenue for the year ended December 31, 2023 was $53.5 million, which represented a year-over-year decrease of 17%. The decline in revenue was primarily the result of a delay in closing of the Business Combination, which led to decreased investment in certain markets leading to temporarily lower re-order rates as distributors and certain accounts adjusted their inventory levels during the second half of 2023. The decrease in revenue was also attributable to selling less or no product to certain distributors and accounts to manage our credit risk. If our current cash and anticipated revenue and resulting cash flows from operations are insufficient to satisfy our liquidity and debt service requirements as well as our minimum liquidity and revenue covenants in our debt arrangements, including because of increased expenditures, lower demand for our gastric balloon system, the occurrence of other events or the realization of the risks described in this Annual Report on Form 10-K, we may be required to raise additional capital through the issuances of public or private equity or debt financing or other capital sources earlier than expected.

Until such time as we can generate significant revenue to fund operations, we expect to use proceeds from the issuance of equity, debt financings, or other capital transactions to fund our operations and satisfy our liquidity requirements. We may be unable to increase our revenue, raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates and other strategic initiatives. Based on our recurring losses from operations incurred since inception, its expectation of continuing operating losses for the foreseeable future, the potential need to raise additional capital to finance its future operations and debt service payments, and the potential of being unable to remain in compliance with certain financial covenants we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that these consolidated financial statements are issued.

Financing Arrangements

Chardan Purchase Agreement

On December 18, 2023 we entered into the Purchase Agreement with Chardan. Pursuant to the Purchase Agreement, we have the right from time to time at our option to sell to Chardan up to the lesser of (i) $100,000,000 in aggregate gross purchase price of newly issued shares of our Common Stock, and (ii) the Exchange Cap.

As of March 15, 2024, we have received $0.3 million in net proceeds from sales of shares of our Common Stock pursuant to the Purchase Agreement with Chardan.

Fortress Credit Agreement

As of December 31, 2023, we have received $57.6 million in net proceeds from the Fortress Term Loan which matures in June 2027. We entered into the Fortress Credit Agreement on August 1, 2023 in connection with the closing of the Business Combination. In December 2023, we repaid $20.0 million of principal outstanding under the Fortress Term Loan. The Fortress Term Loan is included in the current portion of term loan on our consolidated balance sheet as of December 31, 2023. See Note 8, Debt in the notes to our annual consolidated financial statements for the years ended December 31, 2023 and 2022 included within this Annual Report on Form 10-K for additional details regarding the Fortress Term Loan.

Revenue Interest Financing Agreement

As of December 31, 2023, we have received $40.0 million in proceeds from the Revenue Interest Financing Agreement with RTW which matures in December 2030. We entered into the Revenue Interest Financing Agreement on February 9, 2023 and received the proceeds at the closing of the Business Combination. The Revenue Interest Financing Agreement is included in Revenue Interest Financing liability on our consolidated balance sheet as of December 31, 2023. See Note 9, Revenue Interest Financing, Side Letter, and PIPE Conversion Option in the notes to our annual consolidated financial statements for the years ended December 31, 2023 and 2022 included within this Annual Report on Form 10-K for additional details regarding the Revenue Interest Financing Agreement.

PIPE Investment

On August 1, 2023, we received $37.9 million proceeds from the PIPE Subscription Agreement for which the PIPE Investors received 5,386,695 shares of our Common Stock at a price of $7.04 per share.

2021 Term Loan

On August 1, 2023, in connection with the closing of the Business Combination, we repaid all outstanding principal, accrued and unpaid interest and other obligations with respect to the 2021 Term Loan, which has been terminated. See Note 8, Debt in the notes to our annual consolidated financial statements for the years ended December 31, 2023 and 2022 for additional details regarding the 2021 Term Loan.

Convertible Notes

On August 1, 2023, all outstanding Legacy Allurion convertible notes and related interest expense were converted into shares of our Common Stock in connection with the closing of the Business Combination. As of December 31, 2023, there were no outstanding convertible notes. See Note 8, Debt in the notes to our annual consolidated financial statements for the years ended December 31, 2023 and 2022 for additional details related to our convertible notes.

Material Cash Requirements for Known Contractual and Other Obligations

Leases

We have entered into various non-cancellable operating leases for our corporate office, manufacturing facilities, research and development labs, management office space and certain equipment. The leases have varying terms expiring between 2024 and 2028. See Note 16, Commitments and Contingencies in the notes to our annual consolidated financial statements for the years ended December 31, 2023 and 2022 for additional details related to our noncancelable operating leases.

Term Loan

We have $43.1 million of outstanding debt under the Fortress Term Loan as of December 31, 2023. On August 1, 2023, concurrent with the closing of the Business Combination, we used $58.0 million of borrowings under the Fortress Term Loan to repay all outstanding principal, accrued and unpaid interest and other obligations with respect to the 2021 Term Loan, which has been terminated. In December 2023, we repaid $20.0 million of outstanding principal under the Fortress Term Loan.

Revenue Interest Financing

We received $40.0 million in proceeds from the Revenue Interest Financing Agreement with RTW. In exchange, we are obligated to remit to RTW certain revenue interest payments on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by Allurion and its subsidiaries at a rate up to 6.0% of annual net sales prior to December 31, 2026. On or after January 1, 2027, we will remit revenue interest payments at a rate up to 10.0% of annual net sales, and it will continue to make revenue interest payments to RTW until December 31, 2030.

If RTW has not received aggregate revenue interest payments equal to at least 100% of the Investment Amount by December 31, 2027, we must make a cash payment in an amount sufficient to catch RTW up to 100% of the Investment Amount. If RTW has not received revenue interest payments equal to at least 240% of the Investment Amount by December 31, 2030, we must make a cash payment in an amount sufficient to catch RTW up to 240% of the Investment Amount.

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

Cash Flows

The following table sets forth a summary of cash flows for the periods presented:

	Years Ended December 31,
(In thousands)	2023	2022
Net cash used in operating activities	$(63,982)	$(46,981)
Net cash used in investing activities	(1,606)	(1,550)
Net cash provided by financing activities	95,986	30,537
Net increase (decrease) in cash and cash equivalents, and restricted cash	$30,398	$(17,994)

Net Cash Used in Operating Activities

Years Ended December 31, 2023 and 2022

During the year ended December 31, 2023, operating activities used $64.0 million of cash, resulting from a net loss of $80.6 million, partially offset by net cash provided by changes in our operating assets and liabilities of $0.2 million and non-cash charges of $16.4 million.

Non-cash charges consisted of $16.1 million for termination of convertible note side letters, a $12.7 million provision for uncollectible accounts, $8.4 million of stock-based compensation expense, a $3.9 million loss on extinguishment of debt for our 2021 Term Loan, $3.8 million related to the change in fair value of our convertible debt, $2.2 million related to the change in fair value of the Revenue Interest Financing and PIPE Conversion Option, $2.1 million of non-cash interest expense primarily related to the amortization of debt discount associated with our outstanding debt arrangements, $1.7 million of mark to market adjustments related to our derivative liabilities, $1.2 million of debt issuance costs associated with the Revenue Interest Financing, $0.8 million of lease expense, and $0.7 million of depreciation and amortization expense. These charges were partially offset by $29.1 million of income related to the change in fair value of our earn-out liabilities, $8.4 million of mark to market adjustments related to our warrant liabilities, and $1.1 million of interest paid on debt recorded at fair value.

Net cash provided by changes in our operating assets and liabilities consisted of a net $5.7 million increase in accounts payable, accrued expenses and other current liabilities and a $0.3 million decrease in prepaid expenses, other current and long-term assets, partially offset by a $3.7 million increase in inventory, a $1.3 million increase in accounts receivable, and a $0.8 million decrease in lease liabilities.

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

During the year ended December 31, 2022, operating activities used $47.0 million of cash, resulting from a net loss of $37.7 million and net cash used by changes in our operating assets and liabilities of $13.8 million, offset by non-cash charges of $4.6 million.

Non-cash charges primarily consisted of $2.0 million of depreciation and amortization expense and non-cash lease expense, $1.0 million of interest expense primarily related to the accretion of debt discount associated with our outstanding debt arrangements, a $0.8 million change in fair value of warrant liabilities, a $0.4 million of stock- based compensation expense and a $0.4 million provision for uncollectible accounts.

Net cash used by changes in our operating assets and liabilities consisted of a $22.8 million increase in accounts receivable, a $1.2 million increase in inventory, a $0.7 million decrease in operating lease liabilities and a $0.6 million increase in prepaid expenses, other current assets and long-term assets, partially offset by a net $11.5 million increase in accounts payable, accrued expenses and other current liabilities.

The increase in accounts receivable was primarily related to growth in sales. The increase in prepaid expenses and other current assets was primarily related to increases in prepaid inventory and additional software subscription costs. The increase in inventory was primarily related to an increase in finished goods and raw materials. The decrease in lease liabilities was primarily due to payment of rent for our leased property. The net increase in accounts payable, accrued expenses and other current liabilities was primarily related to an increase in sales and marketing and general and administrative expenses.

Net Cash Used in Investing Activities

Years Ended December 31, 2023 and 2022

During the years ended December 31, 2023 and December 31, 2022, cash used in investing activities was $1.6 million, consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Years Ended December 31, 2023 and 2022

During the year ended December 31, 2023, cash provided by financing activities was $96.0 million, consisting of $61.7 million of proceeds from the Business Combination, net of transaction costs, $57.6 million from the issuance of our Fortress Term Loan net of debt issuance costs, $38.8 million from the issuance of our Revenue Interest Financing Agreement with RTW net of issuance costs, and $28.7 million from the issuance of our 2023 Convertible Notes, net of issuance costs, partially offset by the $57.7 million repayment of our 2021 Term Loan, $20.0 million repayment of our Fortress Term Loan, $10.8 million repayment of our 2023 Convertible Notes and $2.5 million repayment of a promissory note assumed from Compute Health in the Business Combination.

During the year ended December 31, 2022, cash provided by financing activities was $30.5 million, consisting of $29.6 million from the issuance of our 2021 Term Loan, net of issuance costs, $1.1 million from the issuance of our 2022 Convertible Notes, net of issuance costs and $0.1 million from the exercise of stock options, partially offset by $0.3 million payment of deferred financing costs.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 2 to our audited consolidated financial statements included in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Revenue is generated primarily from the sale of our gastric balloon system, which includes the Allurion Balloon and related accessories. In 2023, we have provided customers purchasing the Allurion Balloon with an implied license for access to our Allurion VCS software. This implied software license was given to customers for no additional consideration and was not negotiated as part of the customer’s contracts. As such, it has been deemed an immaterial promise in the context of the contract, and we do not consider the license as a separate performance obligation. In the future, if and when Allurion VCS services are determined to be a performance obligation, we expect the associated consideration will be deferred and recognized over the license period.

We sell our products directly to customers through our direct sales personnel and indirectly through independent distributors. For distributor sales, we sell our products to our distributors, who subsequently resell the products to health care providers, among others. For direct sales, our products are sold directly to our customers, which are typically health care providers. Generally, customer contracts contain Free on Board or Ex-Works shipping point incoterms. We recognize revenue when the customer obtains control of our product, which typically occurs upon shipment, in return for agreed-upon, fixed-price consideration.

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

Valuation of Earn-Out Liabilities

In connection with the Business Combination, holders of Legacy Allurion common stock and Legacy Allurion preferred stock and holders of vested options, warrants and restricted stock units exercisable or convertible into Legacy Allurion capital stock received the contingent right to receive additional shares of our Common Stock (the “Earn-Out Shares”) upon the achievement of certain earn-out targets. As the contingent earn-out consideration contains a settlement provision that precludes it from being indexed to our stock, it is classified as a liability under ASC 480, as defined in Note 2, Summary of Significant Accounting Policies. The fair value of contingent earn-out consideration is estimated as of the acquisition date at the present value of the expected contingent payments using a Monte Carlo Simulation Method ("MCSM"). The MCSM utilizes a combination of observable (Level 2) and unobservable (Level 3) inputs which include the trading price and volatility of the underlying common stock, expected term, risk-free interest rates, and expected date of a qualifying event. The determination of the fair value of these financial instruments is complex and highly judgmental due to the significant estimation required. In particular, the fair value estimate was sensitive to certain assumptions, such as the volatility of underlying shares.

Changes in the estimated fair value of the contingent earn-out consideration are recorded in Other (expense) income in the consolidated statements of operations and are reflected in the period in which they are identified. Changes in the estimated fair value of the continent earn-out consideration may materially impact or cause volatility in our operating results.

Valuation of Revenue Interest Financing and PIPE Conversion Option

In connection with the Business Combination, we entered into the Revenue Interest Financing Agreement RTW, under which we received $40.0 million upfront. In exchange, we are obligated to remit to RTW certain revenue interest payments on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by Allurion and its subsidiaries until December 31, 2030. We account for the Revenue Interest Financing Agreement under the fair value option election of ASC 825. The Revenue Interest Financing Agreement accounted for under the FVO election is a debt host financial instrument containing embedded features wherein the entire financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The fair value of the Revenue Interest Financing is calculated using a discounted cash flow method under the income approach utilizing future revenue projections and a discount rate. Changes in the estimated fair value of the Revenue Interest Financing Agreement are recorded as a component of Other income (expense) in the consolidated statements of operations. A portion of the estimated change in fair value must be reported in other comprehensive loss to the extent that it is attributable to instrument-specific credit risk. As a result of electing the FVO, direct costs and fees related to the Revenue Interest Financing are expensed as incurred.

In connection with entering in the Revenue Interest Financing, we and RTW entered into the RTW Side Letter under which RTW may elect to convert up to $7.5 million of its initial PIPE subscription into an additional revenue interest financing by forfeiting a number of shares of our common stock acquired by RTW in its PIPE Investment. We account for the PIPE Conversion Option as a freestanding financial instrument that qualifies for derivative liability accounting in accordance with ASC 815, Derivatives and Hedging. The fair value of the PIPE Conversion Option is measured using a MCSM using a combination of observable (Level 2) and unobservable (Level 3) inputs which include the number of shares convertible, the stock price of the underlying common stock, volatility, risk-free rates, and expected term. The PIPE Conversion Option is initially measured at its fair value within Other liabilities on the consolidated balance sheets with corresponding recognition of expense at inception as there is no right received by the Company that meets the definition of an asset and the transaction did not involve a distribution or a dividend. Subsequent changes in fair value of the derivative liability are recognized as a gain or loss as a component of Other (expense) income in the consolidated statements of operations.

Determination of Fair Value of Legacy Allurion Preferred Stock, Common Stock and Warrants

The estimated fair value of our Legacy Allurion shares has been determined by the Allurion board of directors, with input from management, considering the most recently available third-party valuations then available and the Allurion board of directors assessment of additional objective and subjective factors that it believed were relevant. These factors included, but were not limited to:

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
•
the lack of an active public market for our Common Stock and our preferred stock when issued;
•
the likelihood of achieving a liquidity event, such as an initial public offering, deSPAC transaction, or sale of our company in light of prevailing market conditions; and
•
the analysis of initial public offerings or other financing transactions and market performance of comparable companies in the industry.

The fair value of the underlying Legacy Allurion preferred stock, Common Stock, and warrants was determined by the then board of directors until we were listed on the NYSE on August 2, 2023. The fair value of the Legacy Allurion shares is utilized in the determination of stock-based compensation expense, Common Stock warrant liability expense, preferred stock recorded at fair value and the convertible notes conversion price. The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of the Legacy Allurion preferred stock issued in 2021 and Legacy Allurion Convertible Notes converted in 2021 could be materially different. Significantly different assumptions or estimates could also impact the fair value of the Legacy Allurion Stock Options and stock-based compensation and fair value of the Legacy Allurion warrants, but these have not been material to date.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies in the accompanying notes to our annual consolidated financial statements for the years ended December 31, 2023 and 2022 included in this Annual Report on Form 10-K for a description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows.

Emerging Growth Company and Smaller Reporting Company

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, which allows us to take advantage of certain exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of the shares of our Common Stock held by non-affiliates exceeds $250 million as of the prior June 30, and (ii) our annual revenue exceeded $100 million during such completed fiscal year or the market value of the shares of our Common Stock held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents totaling $38.0 million as of December 31, 2023. Cash equivalents were invested primarily in money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under our investment policy, we invest in highly rated securities, issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, net loss or cash flows.

We have exposure to interest rate risk from our variable rate debt. We do not hedge our exposure to changes in interest rates. As of December 31, 2023, we had $43.1 million in variable rate debt outstanding with Fortress. Interest on our debt is payable monthly during the term of the loan and is calculated as 6.44% plus the greater of (i) the Wall Street Journal Prime Rate and (ii) 3.0% (14.94% as of December 31, 2023). Changes in the Wall Street Journal Prime Rate may therefore affect our interest expense associated with the loan. A 10% change in interest rates would increase expense by approximately $0.4 million annually based on the amounts currently outstanding and would not materially affect our results of operations.

Foreign Currency Exchange Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include transaction gains and losses associated with transactions denominated in currencies other than a location’s functional currency and the remeasurement of foreign currencies to our U.S. dollar reporting currency. As such, we have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations. Transaction gains or losses are included in other income (expense), net in the consolidated statements of operations, as incurred.

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

To date, we have not engaged in any foreign currency hedging activities. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency exchange rates. During the year ended December 31, 2023, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would have had an impact of approximately 5% on revenues and 2% on expenses and would have impacted our net loss by less than 1%. During year ended December 31, 2022, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would have had an impact of approximately 4% on revenues and 2% on expenses and would have impacted our net loss by approximately 1%.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K beginning on page F-1. An index of those financial statements is found in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2023 as a result of the material weaknesses in our internal control over financial reporting discussed below.

In connection with the audits of our consolidated financial statements as of and for the years ended December 31, 2023 and 2022, we identified material weaknesses in our internal control over financial reporting that we are currently working to remediate, which relate to: (a) insufficient segregation of duties in the financial statement close process; (b) a lack of sufficient levels of staff with public company and technical accounting experience to maintain proper control activities and perform risk assessment and monitoring activities; and (c) insufficient information systems controls, including access and change management controls. We have concluded that these material weaknesses in our internal control over financial reporting occurred because we did not have the necessary business processes, personnel and related internal controls to operate in a manner to satisfy the accounting and financial reporting timeline requirements prior to being a public company.

We are focused on designing and implementing effective internal controls measures to improve our evaluation of disclosure controls and procedures, including internal control over financial reporting, and remediating the material weaknesses. In order to remediate these material weaknesses, we have taken and plan to take the following actions:

(A)
the hiring and planned continued hiring of additional accounting staff with public company experience,
(B)
implemented a new enterprise resource planning system to replace the prior enterprise resource planning system,
(C)
implementation of additional review controls and processes requiring timely account reconciliation and analyses of certain transactions and accounts, and
(D)
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

Management's annual report on internal control over financial reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs

Item 9B. Other Information.

During the three month period ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2023.

Our board of directors adopted a code of business conduct and ethics applicable to all employees, officers and directors. A copy of the Code of Conduct can be found on our website at investors.allurion.com under Governance - Governance Documents. We intend to disclose any amendments to our Code of Conduct, or waivers of its requirements, on our website or in filings under the Exchange Act.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is Deloitte & Touche LLP, Boston, Massachusetts, PCAOB Auditor ID 34.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)
Exhibits:

The following list of exhibits includes exhibits submitted with this Annual Report on Form 10-K as filed with the SEC and those incorporated by reference to other filings.

Exhibit Number	Description	Incorporated by Reference herein from - Form or Schedule	File Number	Exhibit	Filed Date
2.1+	Business Combination Agreement, date as of February 9, 2023, by and among Compute Health Acquisition Corp., Compute Health LLC, Allurion Technologies Holdings, Inc. and Allurion Technologies, Inc.	S-4	333-271862	Annex A	May 12, 2023
2.2+

Amendment No. 1 to the Business Combination Agreement, date as of May 2, 2023, by and among Compute Health Acquisition Corp., Compute Health LLC, Allurion Technologies Holdings, Inc. and Allurion Technologies, Inc.

		S-4	333-271862	Annex A-1	May 12, 2023
3.1	Amended and Restated Certificate of Incorporation of Allurion Technologies, Inc. (formerly Allurion Technologies Holdings, Inc.)	8-K	001-41767	3.1	August 7, 2023
3.2	Bylaws of Allurion Technologies, Inc. (formerly Allurion Technologies Holdings, Inc.)	8-K	001-41767	3.2	August 7, 2023
4.1	Warrant Agreement, dated February 4, 2021, between Compute Health Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-40001	4.1	February 9, 2021
4.2	Amendment to Warrant Agreement, dated August 1, 2023, by and between Compute Health and Continental Stock Transfer & Trust Company.	8-K	001-41767	4.2	August 7, 2023
4.3	Warrant Assignment, Assumption and Amendment Agreement, dated August 1, 2023, by and among Compute Health Acquisition Corp., New Allurion Holdings, Inc., and Continental Stock Transfer & Trust Company.	8-K	001-41767	4.3	August 7, 2023
4.4	Description of Capital Stock.	8-K	001-41767	4.4	August 7, 2023
10.1	Form of Indemnification Agreement between Allurion Technologies, Inc. and its Directors and Officers.	S-4/A	333-271862	10.32	June 13, 2023
10.2

Sponsor Support Agreement, dated as of February 9, 2023, by and among Compute Health Acquisition Corp., Compute Health Sponsor LLC, Allurion Technologies Holdings, Inc., Allurion Technologies, Inc. and the independent directors of the Compute Health Acquisition Corp.

		S-4	333-271862	Annex E	May 12, 2023
10.3

Stockholder Support Agreement, dated as of February 9, 2023, by and among Compute Health Acquisition Corp., Allurion Technologies Holdings, Inc., Allurion Technologies, Inc. and certain stockholders of Allurion Technologies, Inc.

		S-4	333-271862	Annex F	May 12, 2023
10.4	Non-Redemption Agreement, dated as of February 9, 2023, by and among Compute Health Acquisition Corp., Allurion Technologies, Inc., Allurion Technologies Holdings, Inc. and Medtronic, Inc.	8-K	001-40001	10.3	February 9, 2023

10.5++	Investor Rights Agreement, dated August 1, 2023, by and among New Allurion, Compute Health Sponsor LLC, certain equity holders of Allurion Technologies, Inc. and certain other parties.	8-K	001-41767	10.5	August 7, 2023
10.6++	Form of PIPE Subscription Agreement.	8-K	001-40001	10.5	February 9, 2023
10.7++	Amended and Restated RTW PIPE Side Letter Agreement, dated as of May 2, 2023, by and among Compute Health Acquisition Corp., Allurion Technologies Holdings, Inc., Compute Health LLC, Allurion Technologies, Inc. and certain entities that have engaged RTW Investments, LP as investment manager.	8-K	001-40001	10.6	May 2, 2023
10.8++	Revenue Interest Financing Agreement, dated as of February 9, 2023, by and among Allurion Technologies, Inc. and certain entities that have engaged RTW Investments, LP as investment manager.	8-K	001-40001	10.8	February 9, 2023
10.9++	Bridging Agreement, dated as of February 9, 2023, by and among Allurion Technologies, Inc. and Fortress Credit Corp.	8-K	001-40001	10.9	February 9, 2023
10.10#†	Employment Agreement dated August 1, 2023 with Shantanu Gaur.	8-K	001-41767	10.10	August 7, 2023
10.11#†	Employment Agreement dated August 1, 2023 with Christopher Geberth.	8-K	001-41767	10.11	August 7, 2023
10.12#†	Employment Agreement between Allurion Technologies, Inc. and Ram Chuttani.	8-K	001-41767	10.13	August 7, 2023
10.13#	Allurion Technologies, Inc. 2010 Stock Incentive Plan.	S-4	333-271862	10.13	May 12, 2023
10.14#	Allurion Technologies, Inc. Amended and Restated 2020 Stock Option and Grant Plan.	S-4	333-271862	10.14	May 12, 2023
10.15#	Form of Allurion Technologies Holdings, Inc. 2023 Equity Incentive Plan.	S-4	333-271862	10.15	May 12, 2023
10.16#	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Allurion Technologies, Inc. 2023 Stock Option And Incentive Plan.	8-K	001-41767	10.18	August 7, 2023
10.17#	Form of Allurion Technologies Holdings, Inc. 2023 Employee Stock Purchase Plan.	S-4	333-271862	10.16	May 12, 2023
10.18++	Side Letter Termination Agreement, dated as of May 2, 2023, by and among Allurion Technologies, Inc., Romulus Growth Allurion L.P. and Hunter Ventures Limited.	S-4	333-271862	10.1	May 12, 2023
10.19++	Backstop Agreement, dated as of May 2, 2023, by and among Hunter Ventures Limited, Allurion Technologies Holdings, Inc., Allurion Technologies, Inc., RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd., RTW Venture Fund Limited and CFIP2 ALLE LLC.	8-K	001-40001	10.5	May 2, 2023
10.20	Side Letter Agreement, dated as of May 2, 2023, by and among Allurion Technologies, Inc., CFIP2 ALLE LLC and Fortress Credit Corp.	8-K	001-40001	10.7	May 2, 2023
10.21	Contribution Agreement, dated as of May 2, 2023, by and between Compute Health Sponsor LLC and Compute Health Acquisition Corp.	8-K	001-40001	10.9	May 2, 2023
10.22	RSU Partial Forfeiture and Amendment Agreement, dated as of May 2, 2023, by and between Allurion Technologies, Inc. and Krishna Gupta.	8-K	001-40001	10.10	May 2, 2023
10.23++	Credit Agreement and Guaranty, dated as of August 1, 2023, by and among Allurion Technologies, LLC, Allurion Technologies, Inc., the Subsidiary Guarantors from time to time party thereto, the Lenders from time to time parties thereto and Fortress Credit Corp., as administrative agent.	8-K	001-41767	10.25	August 7, 2023

10.24#	Form of Restricted Stock Unit Award Agreement for Company Employees under the Allurion Technologies, Inc. 2023 Stock Option and Incentive Plan.	8-K	001-41767	10.27	August 7, 2023
10.25#	Form of Incentive Stock Option Agreement under the Allurion Technologies, Inc. 2023 Stock Option and Incentive Plan.	8-K	001-41767	10.28	August 7, 2023
10.26#	Form of Non-Qualified Stock Option Agreement under the Allurion Technologies, Inc. 2023 Stock Option and Incentive Plan.	8-K	001-41767	10.29	August 7, 2023
10.27	Contribution Agreement, dated as of May 2, 2023, by and between Shantanu K. Gaur and Neha Gaur, Trustees of The Shantanu K. Gaur Revocable Trust of 2021, and Allurion Technologies Holdings, Inc.	8-K	001-40001	10.8	May 2, 2023
10.28	ChEF Purchase Agreement, dated as of December 18, 2023, by and between Allurion Technologies, Inc. and Chardan Capital Markets LLC.	8-K	001-41767	10.1	December 18, 2023
10.29	Registration Rights Agreement dated as of December 18, 2023, by and between Allurion Technologies, Inc. and Chardan Capital Markets LLC.	8-K	001-41767	10.2	December 18, 2023
10.30†	Sales Agency Agreement, dated May 15, 2023, by and between Allurion Technologies, Inc. and Covidien AG.	S-4	333-271862	10.37	July 6, 2023
10.31	Lease for 11 Huron Drive, Natick, MA 01760, dated June 15, 2016, by and between Allurion Technologies, Inc. and Legacy Huron, LLC, as amended by the First Amendment to Lease, dated November 28, 2016, the Second Amendment to Lease, dated March 20, 2017, the Third Amendment to Lease, dated June 21, 2017, the Fourth Amendment to Lease, dated August 21, 2017, the Fifth Amendment to Lease, dated October 30, 2017 and the Sixth Amendment to Lease, dated March 15, 2021.	S-4	333-271862	10.18	May 12, 2023
10.32+	Commercial Lease for 8 Erie Drive, Natick, MA 01760, dated January 8, 2018, by and between Allurion Technologies, Inc. and 8 Erie Drive, LLC.	S-4	333-271862	10.19	May 12, 2023
10.33+	Lease for 3 Huron Drive, Natick, MA 01760, dated January 10, 2020, by and between Allurion Technologies, Inc. and 3 Huron Investments LLC.	S-4	333-271862	10.20	May 12, 2023
10.34+	Lease for 14 Huron Drive, Natick, MA, dated June 18, 2014, by and between the Company and Fourteen Huron Drive, LLC, as amended by the First Amendment to Lease, dated June 30, 2017, the Third Amendment to Lease dated April 5, 2018, the Fourth Amendment to Lease, dated November 16, 2018, the Fifth Amendment to Lease dated as of August 12, 2019 and the Sixth Amendment to Lease, dated March 15, 2021.	S-4	333-271862	10.21	May 12, 2023
10.35++	Side Letter Termination Agreement, dated as of May 2, 2023, by and among Allurion Technologies, Inc., Romulus Growth Allurion L.P. and Hunter Ventures Limited.	8-K	001-40001	10.1	May 2, 2023
10.36*#	Settlement Agreement, dated as of December 12, 2023, by and between Allurion Technologies, Inc. and Benoit Chardon.
10.37*#	Termination Agreement, dated as of December 12, 2023 by and between Allurion France and Benoit Chardon Consulting.
10.38	Amendment No. 1 to Credit Agreement and Guaranty, dated as of December 29, 2023, by and among Allurion Technologies, Inc., Allurion Technologies, LLC, the Subsidiary Guarantors from time to time party thereto, the Lenders from time to time party thereto and Fortress Credit Corp., as administrative agent for the Lenders.	8-K	001-41767	10.1	December 29, 2023
10.39*#	Employment Agreement between Allurion Technologies, Inc. and Brendan Gibbons.
19.1*	Allurion Technologies, Inc. Insider Trading Policy.

21.1*	List of subsidiaries of Allurion Technologies Holdings, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.
24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Allurion Technologies, Inc. Compensation Recovery Policy.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith.

+ Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

++ Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

† Portions of this exhibit have been redacted in accordance with Regulation S-K Item 601(a)(6).

# Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allurion Technologies, Inc.

By:	/s/ Shantanu Gaur
Shantanu Gaur
Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby constitutes and appoints Shantanu Gaur, Christopher Geberth and Brendan Gibbons, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Shantanu Gaur	Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2024
Shantanu Gaur
/s/ Christopher Geberth	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2024
Christopher Geberth
/s/ Omar Ishrak	Director	March 26, 2024
Omar Ishrak
/s/ Michael Davin	Director	March 26, 2024
Michael Davin
/s/ Nicholas Lewin	Director	March 26, 2024
Nicholas Lewin
/s/ Larson Douglas Hudson	Director	March 26, 2024
Larson Douglas Hudson
/s/ Milena Alberti-Perez	Director	March 26, 2024
Milena Alberti-Perez

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Allurion Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allurion Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations, recurring negative operating cash flows and may be unable to remain in compliance with certain financial covenants required under its term loan, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 26, 2024

We have served as the Company’s auditor since 2016.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$38,037	$7,685
Accounts receivable, net of allowance of doubtful accounts of $12,671 and $741, respectively	18,194	29,346
Inventory, net	6,171	3,865
Prepaid expenses and other current assets	2,414	2,487
Total current assets	64,816	43,383
Property and equipment, net	3,381	2,382
Right-of-use asset	3,010	2,899
Other long-term assets	505	2,706
Total assets	$71,712	$51,370
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$10,379	$5,809
Current portion of term loan	38,643	53,360
Current portion of lease liabilities	908	905
Accrued expenses and other current liabilities	15,495	15,793
Total current liabilities	65,425	75,867
Convertible notes payable, net of discounts	—	3,103
Public warrant liabilities	5,943	—
Revenue Interest Financing liability	36,200	—
Earn-out liabilities	23,990	—
Lease liabilities, net of current portion	2,306	2,163
Other liabilities	8,335	2,551
Total liabilities	142,199	83,684
Commitments and Contingencies (Note 16)
Stockholders’ deficit:
Preferred stock, $0.0001 par value — 100,000,000 shares authorized as of December 31, 2023; and no shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value - 1,000,000,000 shares authorized as of December 31, 2023; 47,688,096 and 27,079,856 shares issued and outstanding as of December 31, 2023 and 2022, respectively	5	3
Additional paid-in capital	143,007	99,875
Accumulated other comprehensive loss	(700)	—
Accumulated deficit	(212,799)	(132,192)
Total stockholders’ deficit	(70,487)	(32,314)
Total liabilities and stockholders’ deficit	$71,712	$51,370

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022
Revenue	$53,467	$64,211
Cost of revenue	11,970	13,485
Gross profit	41,497	50,726
Operating expenses:
Sales and marketing	46,857	50,405
Research and development	27,694	16,966
General and administrative	46,024	15,365
Total operating expenses:	120,575	82,736
Loss from operations	(79,078)	(32,010)
Other income (expense):
Interest expense	(10,566)	(4,426)
Changes in fair value of warrants	8,364	(821)
Changes in fair value of debt	(3,751)	—
Changes in fair value of Revenue Interest Financing and PIPE Conversion Option	(2,192)	—
Changes in fair value of earn-out liabilities	29,050	—
Termination of convertible note side letters	(17,598)	—
Loss on extinguishment of debt	(3,929)	—
Other income (expense), net	(643)	(344)
Total other income (expense):	(1,265)	(5,591)
Loss before income taxes	(80,343)	(37,601)
Provision for income taxes	(264)	(143)
Net loss	(80,607)	(37,744)
Cumulative undeclared preferred dividends	(1,697)	(2,907)
Net loss attributable to common shareholders	$(82,304)	$(40,651)
Net loss per share
Basic and diluted	$(2.31)	$(1.51)
Weighted-average shares outstanding
Basic and diluted	35,581,656	26,918,484

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(dollars in thousands)

	Year Ended December 31,
	2023	2022
Net loss	(80,607)	(37,744)
Other comprehensive loss:
Change in fair value of Revenue Interest Financing due to change in credit risk	(700)	—
Comprehensive loss	$(81,307)	$(37,744)

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(dollars in thousands)

	Common Sock
			Additional	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Deficit
Balance as of December 31, 2021	26,807,365	3	99,282	—	(94,448)	4,837
Exercise of stock options	128,567	—	128	—	—	128
Stock-based compensation expense	—	—	437	—	—	437
Issuance of Legacy Series A-1 convertible preferred stock for the exercise of warrants	5,611	—	24	—	—	24
Issuance of Legacy Series B convertible preferred stock for the exercise of warrants	1,028	—	4	—	—	4
Issuance of common stock for the exercise of warrants	137,285	—	—	—	—	—
Net loss	—	—	—	—	(37,744)	(37,744)
Balance as of December 31, 2022	27,079,856	3	99,875	—	(132,192)	(32,314)
Exercise of stock options	298,562	—	145	—	—	145
Issuance of Series B convertible preferred stock for the exercise of warrants	8,530	—	89	—	—	89
Issuance of Series A-1 convertible preferred stock for the exercise of warrants	492	—	6	—	—	6
Reverse recapitalization, net of transaction costs (Note 3)	13,735,872	1	58,572	—	—	58,573
Recognition of warrant liabilities in connection with the Merger (Note 3)	—	—	(13,762)	—	—	(13,762)
Issuance of common stock in connection with vesting of RSU awards	918,412	—	—	—	—	—
Issuance of common stock for the conversion of convertible notes	3,301,222	1	25,569	—	—	25,570
Recognition of earn-out liabilities (Note 3)	—	—	(53,040)	—	—	(53,040)
Reclassification of Legacy Allurion liabilitiy classified warrants to equity classification	—	—	929	—	—	929
Derecognition of liabilities associated with the Backstop Shares, Hunter shares, and the additional RTW and Fortress shares and issuance of related shares	2,287,696	—	16,098	—	—	16,098
Issuance of common stock for the exercise of warrants	21,943	—	46	—	—	46
Stock-based compensation expense	—	—	8,357	—	—	8,357
Issuance of common stock for commitment shares for equity line financing (Note 12)	35,511	—	123	—	—	123
Other comprehensive loss		—	—	(700)	—	(700)
Net loss	—	—	—	—	(80,607)	(80,607)
Balance as of December 31, 2023	47,688,096	$5	$143,007	$(700)	$(212,799)	$(70,487)

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2023	2022
Operating Activities:
Net loss	$(80,607)	$(37,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	824	1,104
Depreciation and amortization	746	895
Stock-based compensation	8,357	437
Provision for uncollectible accounts	12,675	436
Unrealized exchange gain	(180)	(113)
Provision for inventory	1,399	—
Change in fair value of warrant liabilities	(8,364)	820
Change in fair value of derivative liabilities	1,730	19
Change in fair value of debt	3,751	—
Change in fair value of Revenue Interest Financing and PIPE Conversion Option	2,192	—
Change in fair value of earn-out liabilities	(29,050)	—
Interest paid on debt recorded at fair value	(1,092)	—
Non-cash interest expense	2,083	953
Non-cash termination of convertible note side letters	16,098	—
Loss on extinguishment of debt	3,929	—
Non-cash issuance of common stock for commitment shares	123	—
Debt issuance costs associated with debt recorded at fair value	1,210	—
Changes in operating assets and liabilities:
Accounts receivable	(1,318)	(22,817)
Inventory	(3,705)	(1,150)
Prepaid expenses, other current and long-term assets	285	(577)
Lease liabilities	(789)	(733)
Accounts payable	4,664	3,324
Accrued expenses and other current liabilities	1,057	8,165
Net cash used in operating activities	$(63,982)	$(46,981)
Investing Activities:
Purchases of property and equipment	(1,606)	(1,550)
Net cash used in investing activities	$(1,606)	$(1,550)
Financing Activities:
Proceeds from issuance of convertible notes - net	28,700	1,103
Proceeds from term loan - net	59,780	29,850
Payment of debt issuance costs	(3,450)	(262)
Proceeds from Business Combination, net of transaction costs	61,652	—
Proceeds from Revenue Interest Financing	40,000	—
Repayment of 2021 Term Loan	(57,659)	—
Repayment of Fortress Term Loan	(20,000)	—
Repayment of promissory note assumed in Business Combination	(2,500)	—
Proceeds from option and warrant exercises	213	132
Repayment of convertible notes	(10,750)	—
Payment of deferred financing costs	—	(286)
Net cash provided by financing activities	$95,986	$30,537
Net increase (decrease) in cash and cash equivalents and restricted cash	30,398	(17,994)
Cash and cash equivalents and restricted cash at beginning of period	8,023	26,017
Cash and cash equivalents and restricted cash at end of period	$38,421	$8,023
Supplemental disclosure of cash flow information
Cash paid for interest	$8,035	$3,476
Supplemental cash flow information on non-cash investing and financing activities
Purchase of property and equipment included in accounts payable	134	13
Issuance of warrants in connection with financing	—	834
Deferred financing costs in accounts payable and accrued expenses	580	1,919
Recognition of assumed warrant liability	13,762	—
Recognition of earn-out liabilities	53,040	—
Issuance of common stock upon conversion of convertible notes	25,569	—
Change in fair value of Revenue Interest Financing through OCI	(700)	—

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

1. Organization and Basis of Presentation

Organization

Allurion Technologies, Inc. (“Allurion” or the “Company”) is a vertically integrated medical device company that is developing, manufacturing, and commercializing innovative weight loss experiences centered around its Allurion Balloon. The Allurion Balloon is the world’s first and only swallowable, procedure-less intragastric balloon for weight loss that does not require surgery, endoscopy, or anesthesia for placement or removal. Allurion sells the Allurion Balloon and related hardware accessories through distributors or directly to health care providers. The Company currently also provides, free of charge, artificial intelligence ("AI")-powered remote patient monitoring tools, a mobile app for patients and a clinic dashboard for providers, referred to as the Allurion Virtual Care Suite (“VCS”) and, collectively with the Allurion Balloon referred to as the “Allurion Program”. Allurion currently markets the Allurion Program in over 50 countries, and the Company operates subsidiaries in the United States, France, the United Arab Emirates, Hong Kong, the United Kingdom, Italy, Spain, Australia and Mexico.

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

The Business Combination was accounted for as a reverse capitalization in accordance with accounting principles generally accepted in the United States of America. Under this method of accounting, Compute Health was treated as the “acquired” company for financial reporting purposes and Legacy Allurion was the accounting “acquirer”. Accordingly, the Business Combination was treated as the equivalent of Legacy Allurion issuing stock for the net assets of Compute Health, accompanied by a recapitalization. As a result of the reverse recapitalization, the assets and liabilities of the Company are presented at their historical carrying values, and the assets and liabilities of Compute Health are recognized on the acquisition date and measured on the basis of the net proceeds from the capital transaction, with no goodwill or other intangible assets recorded. This determination is primarily based on the fact that, immediately following the Business Combination, Legacy Allurion stockholders had a majority of the voting power of Allurion, Legacy Allurion controlled the majority of the board seats of Allurion, and Legacy Allurion senior management comprised all of the senior management of Allurion. The equity structure has been restated in all comparative periods up to the Closing Date to reflect the number of shares of the Company's common stock, $0.0001 par value per share (“Allurion Common Stock” or the “Company’s Common Stock”), issued to Legacy Allurion stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Allurion's convertible preferred stock and Legacy Allurion common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio of approximately 0.9780 (the "Exchange Ratio") established in the Business Combination. As a result of this retrospective application, certain prior period balances within the consolidated financial statements have changed. Refer to Note 3, Business Combination, for further discussion regarding the closing of the Business Combination with Compute Health.

Unless otherwise indicated, references in this Annual Report on Form 10-K to the "Company", "our", and "Allurion" refer to the consolidated operations of Allurion Technologies, Inc. and its subsidiaries. References to CPUH and Compute Health refer to Compute Health Acquisition Corp. and its subsidiaries prior to the consummation of the Business Combination and references to "Legacy Allurion" refer to Allurion Technologies, Inc. prior to the consummation of the Business Combination.

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to the applicable accounting guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification ("ASC"), and Accounting Standards Update ("ASU"), of the Financial Accounting Standards Board ("FASB").

In connection with the Business Combination, the Company's equity structure has been restated in prior periods to reflect the number of shares of the Allurion Common Stock, $0.0001 par value per share, issued to Legacy Allurion stockholders. As such, the shares and corresponding capital amounts presented in the consolidated balance sheet and consolidated statement of redeemable convertible preferred stock and stockholders' deficit have been retroactively restated as shares reflecting the Exchange Ratio established in the Business Combination. All then-existing Legacy Allurion redeemable convertible preferred stock and Legacy Allurion convertible preferred stock were converted into shares of Allurion Common Stock at the closing of the Business Combination.

The consolidated financial statements include Allurion; and its consolidated subsidiaries, Allurion France SAS, and Allurion Middle East, LLC, which were both incorporated in 2017; Allurion Hong Kong Ltd., which was incorporated in 2019; Allurion UK Ltd., which was incorporated in 2021; Allurion Italy, Srl, Allurion Spain, Srl, Allurion Australia Pty Ltd. and Allurion Mexico S. de R.L de C.V, which were incorporated in 2022; and Allurion Technologies, LLC, which was incorporated in 2023. The Company’s operations are located in Europe, the Middle East, Africa, Latin America, Canada and the Asia-Pacific region, and it operates in one business segment.

Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency for all of our foreign subsidiaries is the United States dollar except Allurion Australia Pty Ltd., which uses the Australian dollar. When remeasuring from a local currency to the functional currency, assets and liabilities are remeasured into U.S. dollars at exchange rates in effect at the balance sheet dates and results of operations transacted in local currency are remeasured into U.S. dollars using average exchange rates for the period presented. Gains (losses) from remeasurement of $0.1 million and $(0.7) million for the years ended December 31, 2023 and 2022, respectively, are recorded in the statements of operations and comprehensive loss within other expense, net. The Company translates the foreign functional currency financial statements to U.S. dollars for Allurion Australia Pty Ltd. using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions. The effects of foreign currency translation adjustments were immaterial for the years ended December 31, 2023 and 2022.

Going Concern

The Company has evaluated whether there are certain events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The Company has incurred recurring losses since inception and anticipates net losses and negative operating cash flows for the near future and may be unable to remain in compliance with certain financial covenants required under the Fortress Term Loan. Through December 31, 2023, the Company has funded its operations primarily with proceeds from the sale of its convertible preferred stock, issuance of convertible notes, issuance of term loans and funds received upon consummation of the Business Combination. The Company has incurred recurring losses and cash outflows from operating activities since its inception, including net losses of $80.6 million and $37.7 million and cash outflows from operating activities of $64.0 million and $47.0 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had an accumulated deficit of $212.8 million. The Company expects to continue to generate significant operating losses for the foreseeable future.

Based on the Company's recurring losses from operations incurred since inception, its expectation of continuing operating losses for the foreseeable future, the potential need to raise additional capital to finance its future operations and debt service payments, and the potential of being unable to remain in compliance with certain financial covenants under the Fortress Term Loan, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these consolidated financial statements are issued. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Due to the substantial doubt about the Company's ability to continue operating as a going concern for twelve months from the issuance date of these financial statements and the liquidity and revenue covenant clauses within the Fortress Term Loan, the amounts due as of December 31, 2023, have been classified as current liabilities in the consolidated financial statements. The lender under the Fortress Term Loan has not invoked the material adverse change clause and the Company has met the liquidity covenant as of the date of issuance of these financial statements.

2.
Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management considers many factors in selecting appropriate financial accounting policies and controls in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ from those estimates.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Adjustments have been made to the consolidated statement of operations and comprehensive loss for the year ended December 31, 2022 to present the change in fair value of derivative liabilities as part of Other income (expense), net, and to present the change in fair value of warrants as its own line item. The change in fair value of derivative liabilities was a separate line item in prior years and the change in fair value of warrants was part of Other income (expense), net in prior years.

Risk of Concentration of Credit, Significant Customers and Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable, net. The Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company maintains its cash, cash equivalents and restricted cash with financial institutions that management believes to be of high credit quality. The Company has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Significant customers are those which represent more than 10% of the Company’s total revenue for the years ended December 31, 2023 and 2022 or accounts receivable, net balance as of December 31, 2023 and 2022. The following table presents customers that represent 10% or more of the Company’s total revenue and accounts receivable, net:

	Revenue		Accounts Receivable
	Years Ended December 31		December 31,
	2023	2022	2023	2022
Customer A	10%	N/A	16%	N/A
Customer B	N/A	11%	N/A	N/A
Customer C	N/A	N/A	N/A	13%
Customer D	N/A	N/A	N/A	12%

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

Leases

Effective January 1, 2022, the Company adopted ASC 842, Leases (“ASC 842"). At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. At the lease commencement date, when control of the underlying asset is transferred from the lessor to the Company, the Company classifies a lease as either an operating or finance lease and recognizes a right-of-use (“ROU”) asset and a current and non-current lease liability as applicable, in the consolidated balance sheets if the lease has a term greater than one year. As permitted under ASC 842, the Company has made an accounting policy election, for all classes of underlying assets, to not recognize ROU assets and lease liabilities for leases having an original term of twelve months or less. When it determines the appropriate classification and accounting for a lease arrangement, the Company typically only considers the committed lease term. Options to extend a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will either renew or not cancel the lease.

At the lease commencement date, operating lease liabilities and their corresponding ROU assets are recorded at the present value of future lease payments over the expected remaining lease term using the discount rate implicit in the lease, if it is readily determinable, or the Company’s incremental borrowing rate. The Company’s incremental borrowing rate reflects the fixed rate at which the Company could borrow the amount of the lease payments in the same currency on a collateralized basis, for a similar term in a similar economic environment. Lease cost for operating leases is recognized on a straight-line basis over the lease term as an operating expense. In addition, certain adjustments to the ROU asset may be required for items such as lease prepayments, incentives received or initial direct costs.

The Company enters into contracts that contain both lease and non-lease components. Non-lease components include costs that do not provide a right to use a leased asset but instead provide a service, such as maintenance costs. Variable costs associated with the lease, such as maintenance and utilities, are not included in the measurement of right-of-use assets and lease liabilities but rather are expensed when the events determining the amount of variable consideration to be paid have occurred.

Cash and Cash Equivalents and Restricted Cash

Cash consists of amounts held in bank savings and checking accounts. Cash equivalents include all highly liquid investments maturing within 90 days from the date of purchase. Cash equivalents consist of money market funds. The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain and deposits of cash collateral held in accordance with the terms of various corporate credit cards. Restricted cash is included within other long-term assets on the consolidated balance sheets. A reconciliation of the amounts of cash and cash equivalents and restricted cash in the consolidated balance sheets to the amount in the consolidated statements of cash flows is as follows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$38,037	$7,685
Restricted cash included in other long-term assets	384	338
Cash and cash equivalents and restricted cash shown in the statement of cash flows	$38,421	$8,023

Segment Reporting

The Company operates in a single operating and reportable segment. Operating segments are defined as components of an enterprise for which discrete financial information is available and is regularly reviewed by the chief operating decision maker (“CODM”) in order to make decisions regarding resource allocation and performance assessment. The Company has determined that its CODM is its Chief Executive Officer. The Company’s CODM reviews financial information presented on a regular basis at the consolidated level for purposes of allocating resources and evaluating financial performance. Since the Company operates as one operating segment, all required financial segment information can be found in the consolidated financial statements.

The Company’s products include the Allurion Balloon and related accessories. See Note 4, Revenue below for financial information about sales in geographic areas.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The carrying value of the Company’s financial instruments such as cash and cash equivalents, accounts payable, and accrued expenses approximate their fair values due to their short-term maturity. The carrying value of the Company’s term loan approximates its fair value as the interest rate and other terms are that which are currently available to the Company. The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy, which is distinguished between observable and unobservable inputs in accordance with authoritative accounting guidance:

Level 1 inputs: Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date

Level 2 inputs: Other than quoted prices included in Level 1, inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability

Level 3 inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that the observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset.

Inventories

Inventories, which include the costs of material, labor, and overhead, are stated at the lower of cost or net realizable value, with cost generally computed using the first-in, first out method. Estimated losses from obsolete and slow-moving inventories are recorded to reduce inventory values to their estimated net realizable value and are charged to cost of sales. At the point of loss recognition, a new cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in a recovery in carrying value.

Property and Equipment

Property and equipment include computers, laboratory equipment, machinery, and leasehold improvements. Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, except for leasehold improvements, which are depreciated on a straight-line basis over the shorter of the estimated life or the lease term. Expenditures for repairs and maintenance are expensed as incurred.

Capitalized Internal-Use Software

Software development costs consist of certain consulting costs and compensation expenses for employees who devote time to the development projects of our internal-use software, as well as certain upgrades and enhancements that are expected to result in enhanced functionality. The Company amortizes these development costs over the estimated useful life, which is determined based on our best estimate of the useful life of the internal-use software after considering factors such as continuous developments in the technology, obsolescence, and anticipated life of the service offering before significant upgrades. Management evaluates the useful lives of these assets and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

The Company determined the amount of internal software costs to be capitalized based on the amount of time spent by our developers on projects in the application stage of development. There is judgment in estimating the time allocated to a particular project in the application stage. A significant change in the time spent on each project could have a material impact on the amount capitalized and related amortization expense in subsequent periods. As of December 31, 2023 and 2022, capitalized internal-use software was immaterial.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. To date, no impairments have occurred.

Debt Issuance Costs

The Company defers costs directly associated with acquiring third-party financing. Fees incurred to issue debt are generally deferred and amortized as a component of interest expense over the estimated term of the related debt using the effective interest rate method. Fees incurred in connection with a modification are deferred and amortized as a component of interest expense over the remaining life of the loan if due to the creditor. Third-party fees incurred in connection with a modification are expensed as incurred.

Deferred Offering Costs

Deferred offering costs include certain legal, accounting, consulting and other third-party fees incurred directly related to the Business Combination. The Company deferred offering costs classified as a long-term asset until the closing or termination of the transaction. At the closing of the Business Combination, these costs were recorded in stockholders’ deficit as a reduction of additional paid-in capital. Deferred offering costs are included in other long-term assets. As of December 31, 2023 and 2022, there were zero and $2.3 million of deferred offering costs recorded within other long-term assets on the consolidated balance sheet, respectively.

Warrants

The Company determines the accounting classification of warrants it issues, as either liability or equity classified, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”), then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480-10, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or are warrants that must or may require settlement by issuing a variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, and in order to conclude equity classification, the Company also assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance, with all changes in fair value after the issuance date recorded in the consolidated statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date.

Derivative Liabilities

The Company evaluates its convertible instruments and other contracts, including warrants, to determine if those contracts or embedded components of those contracts are required to be accounted for as derivatives, either in whole or in part. If an embedded derivative is bifurcated from a debt host contract, changes in the fair value of the bifurcated derivative are recorded in the accompanying consolidated statements of operations.

2023 Convertible Notes

The Company accounted for the convertible notes issued between February 2023 and August 2023 (the "2023 Convertible Notes") under the fair value option (“FVO”) election of ASC Topic 825, Financial Instruments (“ASC 825”). The convertible notes accounted for under the FVO election were each debt host financial instruments containing embedded features wherein the entire financial instrument was initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in the estimated fair value of the convertible notes were recorded as a component of Other (expense) income in the consolidated statements of operations. As a result of electing the FVO, direct costs and fees related to the 2023 Convertible Notes were expensed as incurred. The convertible notes issued in 2020, 2021 and 2022 are accounted for as disclosed in Note 8, Debt. In connection with the closing of the Business Combination on August 1, 2023, a portion of the 2023 convertible notes was repaid, with the remaining balance converted to shares of our Common Stock.

Earn-Out Liabilities

In connection with the Business Combination, certain holders of Legacy Allurion common stock and Legacy Allurion preferred stock and holders of vested options, warrants and restricted stock units exercisable or convertible into Legacy Allurion capital stock received the contingent right to receive up to 9,000,000 additional shares of Allurion Common Stock (the “Earn-Out Shares”) upon the achievement of certain earn-out targets. The contingent earn-out consideration contains a settlement provision that in the event of a change in control, the number of Earn-Out Shares issued may vary. This settlement provision precludes the earn-out liability from being indexed to the Company's Common Stock as a change in control event is not an input into the pricing of a fixed-for-fixed forward or option on equity shares. As such, it is classified as a liability under ASC 480, Distinguishing Liabilities from Equity ("ASC 480").

The fair value of the earn-out consideration is remeasured on a quarterly basis over the earn-out period with changes in the estimated fair value of the contingent earn-out consideration recorded in Other (expense) income in the consolidated statements of operations, and are reflected in the period in which they are identified. Changes in the estimated fair value of the contingent earn-out consideration may materially impact or cause volatility in our operating results.

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

The Company accounts for the Revenue Interest Financing Agreement under the fair value option election of ASC 825. The Revenue Interest Financing Agreement accounted for under the FVO election is a debt host financial instrument that contains embedded features. The embedded features include requirements to settle the Revenue Interest Financing prior to maturity upon the occurrence of certain contingent events, a change in royalty rates upon the occurrence of certain contingent events, and the Company's ability to prepay the Revenue Interest Financing. As the Company has elected the FVO, these embedded features would not meet the criteria for bifurcation and separate accounting as the entire financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis on each reporting period date. Changes in the estimated fair value of the Revenue Interest Financing Agreement are recorded as a component of Other (expense) income in the consolidated statements of operations. A portion of the estimated change in fair value must be reported in other comprehensive loss to the extent that it is attributable to instrument-specific credit risk. As a result of electing the FVO, direct costs and fees related to the Revenue Interest Financing are expensed as incurred.

In connection with the Company entering in the Revenue Interest Financing, the Company and RTW entered into the RTW side letter under which RTW may elect to convert up to $7.5 million of its initial PIPE (as defined in Note 3, Business Combination below) subscription into an additional revenue interest financing by forfeiting a number of shares of Allurion Common Stock acquired by the PIPE subscription (the "PIPE Conversion Option"). The Company accounts for the PIPE Conversion Option as a freestanding financial instrument that qualifies for derivative liability accounting in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). The PIPE Conversion Option is initially measured at its fair value within Other liabilities on the consolidated balance sheets with corresponding recognition of expense at inception as there is no right received by the Company that meets the definition of an asset and the transaction did not involve a distribution or a dividend. Subsequent changes in fair value of the derivative liability are recognized as a gain or loss as a component of Other (expense) income in the consolidated statements of operations.

Accounts Receivable

Accounts receivable are unsecured and are carried at net realizable value, including an allowance for doubtful accounts. Trade credit is generally extended on a short-term basis; trade receivables do not bear interest, although a finance charge may be applied to such receivables that are past due. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors that may affect a customer’s ability to pay, such as historical expense, credit quality, the age of the account receivable balances, and current economic conditions. Amounts determined to be uncollectible are charged or written off against the allowance.

The following table summarizes activity in the allowance for doubtful accounts:

	Year Ended December 31,
	2023	2022
Balance at beginning of period	$(741)	$(354)
Provision for uncollectible accounts	(12,675)	(436)
Uncollectible accounts written off	745	49
Balance at end of period	$(12,671)	$(741)

Revenue Recognition

The Company recognizes revenue under ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606” or “ASC 606”). In general, the Company’s sales contracts fall under its standard sales agreement whereby control transfers to the customer upon shipment, satisfying the performance obligations of the contract.

The Company recognizes revenue when control of its products is transferred to customers at an amount that reflects the consideration it expects to receive in exchange for those products. The Company’s revenue recognition process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the transaction price, allocating the transaction price to the distinct performance obligations in the contract, and recognizing revenue as performance obligations are satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. Performance obligations are considered satisfied once the Company has transferred control of a good or service to the customer, meaning that such customer has the ability to use and obtain the benefit of the good or service.

The Company has provided customers purchasing the Allurion Balloon with an implied license for access to its VCS software. This implied software license was given to customers for no additional consideration and was not negotiated as part of the customer’s contracts. Further, the customer contracts and related purchase orders do not include nor specify rights or obligations associated with the VCS software. Based on this assessment, the Company determined the implied license to be immaterial in the context of the contract with customers purchasing the Allurion Balloon, and as such did not allocate any value to the implied VCS license.

The Company generates revenue from sales of its Allurion Balloon to distributors and health care providers. Customers typically purchase the Allurion Balloon, including the gastric balloon and related accessories together, although customers can purchase the gastric balloon and its accessories separately. Therefore, each component of the Allurion Balloon and accessories represents a distinct performance obligation and is separately identifiable. In arrangements with multiple performance obligations, the transaction price is allocated to each performance obligation using the relative standalone selling price. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account internally approved pricing guidelines and market conditions. Revenue is generally recognized upon shipment of the product because at that point, the customer obtains control of the product and has the ability to direct the use and obtain the benefit of the product. Components of the Allurion Balloon are typically shipped to the customer together, resulting in the performance obligations in the contract being satisfied at the same time. Components shipped separately are recognized upon shipment at their relative standalone selling price.

The Company recognizes revenue at the transaction price, which reflects the consideration it believes it is entitled to receive. Transaction price includes estimates of variable consideration for promotions and prompt pay discounts, which are recorded as a reduction of transaction price in the period the related product revenue is recognized. The Company may also make payments to customers for marketing programs. Payments to customers for a distinct good or service that reasonably estimate the fair value of the distinct benefit received, such as marketing programs, are recorded as a marketing expense on the consolidated statement of operations and comprehensive loss. Shipping and logistics costs inclusive of these payments to customers and other costs included in sales and marketing expense for the years ended December 31, 2023 and 2022 were $3.3 million and $3.6 million, respectively.

The Company expenses incremental costs of obtaining a contract, such as sales commissions, when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses in the Company’s consolidated statement of operations and comprehensive loss.

The Company has also elected the sales tax practical expedient; therefore, sales and other taxes assessed by a governmental authority that are collected concurrently with revenue-producing activities are excluded from the transaction price.

The Company has also elected the significant financing component practical expedient, which allows management to not assess whether the contract has a significant financing component in circumstances where, at contract inception, the expected contract duration is less than one year.

Product Warranty

The Company does not provide general rights of return of products sold to its customers. However, the Company does provide for rights of exchange to its distributors and end-use customers for products that fail to conform to the Company’s specifications for a limited time following delivery. These performance specifications include that the Allurion Balloon (i) is successfully filled upon initial placement when used according to the instructions for use provided by the Company and/or (ii) remains in the patient’s body for 90 days or more once placed. Customers may exchange product within 30 calendar days if they discover product nonconformities through a reasonable inspection and within 30 calendar days after discovery of any hidden or latent product nonconformities that could not have been discovered by a reasonable inspection.

These instances of nonconformity have been immaterial, and the Company’s management expects instances of nonconformity to be extremely rare.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development expenses consist of costs associated with performing research and development activities, including salaries and benefits, stock-based compensation, product development costs, materials and supplies, clinical trial activities, depreciation of equipment, and contract and other outside services. Payments for activities that are provided by outside vendors are based upon the terms of the individual arrangements with each vendor. Costs of certain of these activities are expensed based upon an evaluation of the progress to completion of specific tasks and actual costs incurred, using information provided to the Company by its vendors. As payments for these activities may differ from the pattern of costs actually incurred, additional costs are reflected in the consolidated financial statements as prepaid or accrued research and development expenses.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expenses are included in sales and marketing operating expenses. Advertising and marketing costs for the years ended December 31, 2023 and 2022 were $10.8 million and $16.0 million, respectively.

Intellectual Property Prosecution Costs

The Company incurs registration and prosecution costs related to its intellectual property. The related costs are expensed as incurred and are classified as a component of general and administrative expenses.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s consolidated financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for net operating loss and tax credit carryforwards, using enacted tax rates expected to be in effect in the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized.

The Company determines whether a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more likely than not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. As of December 31, 2023 and 2022, the Company has not identified any uncertain tax positions for which reserves would be required.

Net Loss Per Share

The Company applies the two-class method to compute basic and diluted net loss per share attributable to common stockholders, when shares meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all income (loss) for the period had been distributed. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2023 and 2022.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders less the cumulative undeclared dividend by the weighted average number of common shares outstanding for the period.

Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of common stock equivalents.

The holders of the Legacy Allurion Series D convertible preferred stock were contractually entitled to receive a cumulative dividend, whether or not declared, and therefore, Legacy Allurion Series D convertible preferred stocks were participating securities. The holders of all other redeemable and convertible preferred stock were not entitled to cumulative dividends. The preferred equity holders were also not contractually required to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

In connection with the Business Combination with Compute Health, the Company’s equity in previous periods has been retroactively adjusted to the earliest period presented to reflect the equivalent number of shares of Allurion Common Stock issued to the Company’s stockholders in connection with the Business Combination. As a result, net loss per share was also retrospectively adjusted for periods ended prior to the Business Combination. See Note 3, Business Combination, for details of the Business Combination.

Stock-Based Compensation

The Company recognizes compensation expense for awards based on the grant-date fair value of stock-based awards on a straight-line basis over the period during which an award holder provides service in exchange for the award. The Company accounts for awards issued to nonemployees under ASU No. 2018-07, Compensation—Stock Compensation (“Topic 718”): Improvements to Nonemployee Share-Based Payment Accounting, with the measurement date for nonemployee awards being the date of grant. The fair value of stock options is calculated using the Black-Scholes option-pricing model. The fair value of Restricted Stock Units (“RSUs”) is based on the fair market value of common stock at the date of grant. The Company records forfeitures as they occur.

Comprehensive Loss

For the year ended December 31, 2023, comprehensive loss consists of net loss and other comprehensive loss, which includes changes in the fair value attributable to instrument-specific credit risk related to the Revenue Interest Financing with RTW. There were no differences between net loss and comprehensive loss presented in the statements of operations and comprehensive loss for the year ended December 31, 2022.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). The standard, including subsequently issued amendments, requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets such as available for sale debt securities, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company adopted ASU 2016-13 effective January 1, 2023 under the prospective transition approach. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity’s Own Equity, which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which require public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

3.
Business Combination

As discussed in Note 1, Organization and Basis of Presentation, on August 1, 2023 the Company consummated the Business Combination with Compute Health pursuant to the Business Combination Agreement. The Business Combination was accounted for as a reverse capitalization in accordance with U.S. GAAP. Under this method of accounting, Compute Health, which was the legal acquirer, was treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Allurion issuing stock for the net assets of Compute Health, accompanied by a recapitalization.

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

In connection with the Business Combination, the Company incurred approximately $22.7 million of transaction costs, consisting of legal and other professional fees, $15.2 million of which were recorded to additional paid-in capital as a reduction of proceeds, $2.5 million of which were recorded as debt issuance costs in connection with the Fortress Term Loan (as defined below), and $5.0 million of which were recorded as an expense in general and administrative expenses on the consolidated statement of operations and comprehensive loss. Of the $5.0 million recorded as expense, $3.6 million relates to a one-time insurance payment related to any potential matters that might arise from the period prior to the Business Combination, and as such is not capitalized as an asset. An additional $1.2 million relates to direct costs and fees incurred as part of the Revenue Interest Financing with RTW.

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in equity:

December 31, 2023
Cash – CPUH trust (net of redemptions)	$38,395
Cash – PIPE Investors	37,922
Gross Proceeds	76,317
Less: transaction costs paid	(14,665)
Net proceeds from the Business Combination (1)	61,652
Less: warrant liabilities assumed (2)	(13,762)
Less: repayment of note assumed in the Business Combination (1)	(2,500)
Less: accrued transaction costs at December 31, 2023 (1)	(580)
Business Combination, net of transaction costs	$44,810

(1)
The Net proceeds from the Business Combination, less the repayment of note assumed in the Business Combination, less the accrued transaction costs at December 31, 2023 are presented net in the consolidated statements of stockholders deficit within line "Reverse recapitalization, net of transaction costs (Note 3)".
(2)
The warrant liabilities assumed are presented separately from the "Reverse recapitalization, net of transaction costs (Note 3)" line within the consolidated statements of stockholders deficit.

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

(1)
Consists of Legacy Allurion common stock and Legacy Allurion preferred stockholders, plus the issuance of common stock in connection with the vesting of RSUs at closing, less the Gaur Contributed Shares (as defined below).
(2)
The CPUH Stockholders shares, PIPE shares, and CPUH Sponsor shares are presented combined within the consolidated statements of redeemable convertible preferred stock and stockholders deficit on the "Reverse recapitalization, net of transaction costs" line, which is less the Gaur Contributed Shares (as defined below).
(3)
The shares issued to RTW and Fortress and the Side Letter Termination shares are presented combined within the consolidated statements of redeemable convertible preferred stock and stockholders deficit on the "Derecognition of liabilities associated with the Backstop Shares, Hunter shares, and additional RTW and Fortress shares and issuance of related shares" line.

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

Additionally, in connection with the Company entering in the Revenue Interest Financing, the Company, Compute Health, Legacy Allurion, Merger Sub II and RTW entered into a side letter (the "RTW Side Letter") on February 9, 2023 under which RTW may elect to convert up to $7.5 million of its initial PIPE subscription into an additional revenue interest financing by forfeiting a number of shares of Allurion common stock acquired by its PIPE Investment. Refer to Note 9, Revenue Interest Financing, Side Letter, and PIPE Conversion Option below for further discussion on the Revenue Interest Financing.

On May 2, 2023, the parties amended and restated the RTW Side Letter (as amended, the "Amended and Restated RTW Side Letter"), in connection with the Backstop Agreement (defined below), pursuant to which, among other things, Allurion issued 250,000 shares of Allurion Common Stock to RTW immediately prior to the Intermediate Merger Effective Time.

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

Backstop Agreement

On May 2, 2023, CFIP2 ALLE LLC, an affiliate of Fortress Credit Corp., and RTW (collectively, the “Backstop Purchasers”), Legacy Allurion, Allurion and Hunter Ventures Limited (“HVL”) entered into the backstop agreement (the “Backstop Agreement”). Pursuant to the Backstop Agreement, immediately prior to the Intermediate Merger Closing (a) each Backstop Purchaser purchased $2 million of the aggregate principal amount outstanding of HVL's Legacy Allurion convertible note issued in February 2023, (b) Allurion canceled the existing HVL Legacy Allurion Convertible Note and issued a new Allurion Convertible Note to HVL for the remaining balance together with all unpaid interest accrued since the date of issuance thereof, (c) Allurion issued new Allurion Convertible Notes to each Backstop Purchaser with an issuance date of August 1, 2023 and an original principal amount of $2 million each and (d) Allurion issued 700,000 shares of Allurion Common Stock to each Backstop Purchaser. Refer to Note 8, Debt for further discussion around the Backstop Agreement.

HVL Termination Agreement

On May 2, 2023, HVL and Legacy Allurion entered into a letter agreement (the “HVL Termination Agreement”), terminating the side letter agreement entered into between Legacy Allurion and HVL in connection with the issuance of HVL’s Legacy Allurion convertible note on February 15, 2023. Pursuant to the HVL Termination Agreement, among other things, at the closing of the Business Combination, upon the terms and subject to the conditions set forth therein, Allurion issued to HVL 387,696 shares of Allurion Common Stock. Refer to Note 8, Debt for further discussion regarding the HVL Termination Agreement.

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

RSU Forfeiture Agreement

On May 2, 2023, Krishna Gupta, a member of our Board of Directors, entered into a letter agreement with Legacy Allurion (the “RSU Forfeiture Agreement”), pursuant to which, among other things, upon the terms and subject to the conditions set forth therein, Mr. Gupta agreed to forfeit 79,232 restricted stock units of Allurion (the “Forfeited RSUs”). The Forfeited RSUs were terminated and cancelled without consideration therefore immediately following the closing of the Business Combination Agreement.

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

Sponsor Support Agreement

On February 9, 2023, Allurion entered into a support agreement (the "Sponsor Support Agreement"), pursuant to which immediately prior to the CPUH Merger Effective time, (a) the Sponsor recapitalized each of the Sponsor’s 21,442,500 shares of Compute Health Class B Common Stock, and all 12,833,333 of the Sponsor’s warrants to purchase shares of Class A Common Stock, into 2,088,327 shares of Compute Health Class A Common Stock and (b) the additional Class B Holders set forth on Schedule I of the Sponsor Support Agreement (the "Additional Class B Holders") recapitalized his or her 30,000 shares of Compute Health Class B Common Stock into 21,120 shares of Compute Health Class A Common Stock (the "CPUH Recapitalization"). Subsequently, at the CPUH Merger Effective Time, each such share of Compute Health Class A Common Stock was converted into shares of Allurion Common Stock at an exchange ratio of 1.420455 (the "CPUH Exchange Ratio").

Conversion of Convertible Notes

In connection with the closing of the Business Combination, outstanding Legacy Allurion Convertible Notes with an aggregate principal amount together with accrued but unpaid interest of approximately $21.8 million were converted into 3,301,222 shares of Allurion Common Stock with a corresponding recognition of additional paid-in capital ("APIC") of $25.6 million provided for under the terms of such Legacy Allurion Convertible Notes, and are no longer outstanding. Refer to Note 8, Debt for further information on the Company's convertible notes.

Public Warrants and Warrant Amendment

In connection with the closing of the Business Combination, the Company assumed 13,206,922 outstanding Public Warrants (defined below) to purchase an aggregate 18,759,838 shares of Allurion Common Stock at $8.10 per share following the Warrant Amendment (defined below). The total value of the liability associated with the Public Warrants was $13.8 million measured at fair value based on the public warrant quoted price. The Company concluded the warrants met the definition of a liability based on the settlement provision that allows the warrant holders to net-share settle their warrants in the event of a failed registration statement within 60 days of the Business Combination or any time a registration is not effective. As such, they have been classified as a liability on the balance sheet. See Note 12, Capital Stock and Stockholders' Deficit and Note 10, Fair Value Measurements for further information on the Public Warrants and Warrant Amendment.

Earn-Out Liabilities

In connection with the closing of the Business Combination, Legacy Allurion equity holders are entitled to receive additional shares of Allurion Common Stock if the shares price achieves certain targets. The Company accounts for the potential issuance of the Earn-Out Shares as a contingent consideration arrangement, which was initially valued and recorded at $53.0 million. See Note 10, Fair Value Measurements for further information on the earn-out liabilities.

4.
Revenue

Revenue by geographic region is based on the country in which our customer is domiciled and is summarized by geographic area as follows (in thousands):

	Year Ended December 31,
	2023	2022
France	$5,569	$6,032
Turkey	5,494	4,079
Spain	4,618	6,852
Chile	2,708	5,008
All other countries	35,078	42,240
Total Revenues	$53,467	$64,211

There is currently no revenue generated in the United States. For the year ended December 31, 2023, $13.3 million of revenue was generated in four countries included within All other countries in the table above, representing approximately 25% of Total Revenues, with each country responsible for approximately 5%-9% of the total. The remaining revenue was generated by sales in 55 other countries included within All other countries. For the year ended December 31, 2022, $16.0 million of revenue was generated in four countries included within All other countries, representing approximately 25% of Total Revenues, with each country responsible for approximately 6%-7% of the total. Remaining revenue was generated by sales in 50 other countries included within All other countries.

5.
Inventory

Inventory consists of the following (in thousands):

	December 31,
	2023	2022
Finished goods	$3,427	$2,096
Work in progress	967	213
Raw materials	1,777	1,556
Total Inventory	$6,171	$3,865

Inventory is stated net of less than $0.1 million and zero for the provision of excess and obsolete inventory as of December 31, 2023 and 2022, respectively.

6.
Property and Equipment, net

Property and equipment consist of the following (in thousands):

		December 31,
	Estimates Useful Life (in Years)	2023	2022
Computers and purchased software	3	$618	$575
Leasehold improvements	Shorter of useful life or lease term	1,943	1,822
Furniture and fixtures	5	291	251
Machinery and equipment	3-5	2,893	2,002
Property and equipment—at cost		5,745	4,650
Less accumulated depreciation and amortization		(3,559)	(2,851)
Construction in progress		1,195	583
Property and equipment—net		$3,381	$2,382

Depreciation expense was $0.7 million and $0.9 million for the years ended December 31, 2023 and 2022, respectively, recorded as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cost of revenue	$367	$568
Research and development	179	90
General and administrative	138	160
Sales and marketing	62	57
Total depreciation and amortization expense	$746	$875

7.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Distributor fees and marketing reimbursements	$2,834	$6,348
Accrued compensation	1,687	3,453
Accrued clinical trials and R&D	3,694	228
Accrued selling and marketing	1,110	481
Accrued professional fees	1,505	2,105
Accrued interest	—	489
Accrued warranty	44	48
Accrued restructuring	655	—
Other accrued expenses	3,966	2,641
Total accrued expenses and other current liabilities	$15,495	$15,793

In connection with strategic initiatives implemented during the period ended December 31, 2023, the Company's management approved and initiated plans to reduce its cost structure. The Company recorded $1.0 million of restructuring charges during the year ended December 31, 2023, of which $0.4 million has been paid as of December 31, 2023. The restructuring charges are included in operating expenses in the statement of operations. Substantially all of this charge represents the severance cost of terminated employees.

8.
Debt

The components of the Company’s third-party debt consisted of the following (in thousands):

	December 31,
	2023	2022
Fortress Term Loan	$43,100	$—
2021 Term Loan	—	55,000
Convertible Notes	—	3,103
Total principal amounts of debt	43,100	58,103
Plus: Accretion	148	213
Less: current portion of long-term debt, net of discounts	(38,643)	(53,360)
Less: unamortized deferred financing costs and debt discounts	(4,605)	(1,853)
Long-term debt, net of current portion and discounts	$—	$3,103

As of December 31, 2023 and 2022, the fair value for the Company’s Fortress Term Loan and 2021 Term Loan approximated the respective carrying amounts.

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

In December 2021, the 2021 Term Loan Agreement was amended (the “Amendment”) to extend the maturity date of the 2021 Term Loan to December 30, 2025 and provide for an additional $20.0 million of borrowings, of which $15.0 million (the “Term C Loan”) was available based upon the achievement of certain revenue thresholds within specified time periods as defined in 2021 Term Loan Agreement as amended. The agreement provided for equal monthly principal payments to commence on December 30, 2024 such that the borrowed principal amounts would be repaid in full on December 30, 2025. However, if certain revenue thresholds were achieved prior to April 15, 2023, the borrowed principal amounts would be repaid in full on December 30, 2025. The revenue thresholds were achieved in June 2022. In connection with the 2021 Term Loan, the Company paid issuance costs of $0.7 million which were amortized over the remaining life of the loan.

In December 2021, the Company issued warrants exercisable for 132,979 shares of Legacy Allurion Series C preferred stock as consideration for the Amendment and the draw down related to the 2021 Term Loan Agreement. The fair value of these warrants was determined to be $0.3 million upon issuance and are classified as a warrant liability on the consolidated balance sheet as of December 31, 2023 and 2022 (see Note 10, Fair Value Measurements). Upon the closing of the Business Combination, these warrants were converted into warrants exercisable for 130,053 shares of Allurion Common Stock.

In June 2022, the 2021 Term Loan Agreement was amended to revise definitional terms for certain milestone events, the final payment amount and financial covenant. In September 2022, the 2021 Term Loan Agreement was further amended to, among other things: (1) change the interest rate to the higher of the prime rate or 3.25% plus the applicable margin of 6.44186%, (2) extend the maturity date of its outstanding term loans from December 30, 2025 to December 30, 2026, and (3) increase additional borrowing up to $15.0 million (the “Term D Loan”).

During June through September of 2022, the Company drew an additional $15.0 million of the Term C Loan based upon the achievement of certain revenue thresholds under the amended and restated provisions of the 2021 Term Loan. In connection with the Term C Loan under the 2021 Term Loan, the Company paid issuance costs of $0.3 million, which were amortized over the remaining life of the loan. Upon the additional $15.0 million draw on the Term C Loan, warrants exercisable for 44,220 shares of Series D-1 preferred stock were issued. In 2022, the Company recorded a warrant liability of $0.4 million in connection with the Term C Loan on the consolidated balance sheets. In September 2022, in connection with the amendment of the 2021 Term Loan, the Company committed to issue warrants exercisable for an additional 44,220 shares of Series D-1 preferred stock if the Company drew on the entire Term D Loan. The fair value of these warrants was determined to be $0.4 million upon issuance and are classified as a warrant liability on the consolidated balance sheets as of December 31, 2023 and 2022 (see Note 10, Fair Value Measurements). Upon the closing of the Business Combination, the warrants exercisable for 88,440 shares of Series D-1 preferred stock were converted into warrants exercisable for 90,476 shares of Allurion Common Stock.

During October through December of 2022, the Company drew an additional $15.0 million of the Term D Loan based upon the achievement of certain revenue thresholds under the amended and restated provisions of the 2021 Term Loan.

On August 1, 2023, the 2021 Term Loan was paid off using the proceeds from the Fortress Term Loan (see below). The total payoff amount was $58.0 million, consisting of $55.0 million repayment of principal, a $1.1 million prepayment fee, and a $1.6 million final payment fee. The prepayment fee was calculated as 2% of the outstanding principal balance as of August 1, 2023. The final payment fee was calculated as 3% of the outstanding principal balance as of August 1, 2023 less the original final payment of $0.1 million. The Company recorded a $3.9 million loss on extinguishment of debt in connection with the 2021 Term Loan repayment.

Interest expense for the year ended December 31, 2023 related to the 2021 Term Loan was $5.0 million, consisting of $4.7 million of contractual interest, $0.1 million amortization of debt discount, $0.1 million amortization of warrant, and $0.1 million term loan accretion. Interest expense for the year ended December 31, 2022 was $4.3 million, consisting of $3.8 million of contractual interest, $0.2 million amortization of debt discount, $0.1 million amortization of warrant, and $0.2 million term loan accretion.

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

On December 29, 2023, the Company entered into an amendment to the Fortress Credit Agreement (the "Fortress Amendment"). The Fortress Amendment waived the December 31, 2023 minimum revenue covenant under the Fortress Credit Agreement and modified the minimum liquidity covenant by increasing the minimum liquidity amount from $12.5 million to $33.5 million until March 31, 2024, $23.5 million from April 1, 2024 to June 30, 2024, $16.9 million from July 1, 2024 to September 30, 2024 and $12.5 million on October 1, 2024 and thereafter. The Fortress Amendment also provides that at any time after March 31, 2024, each lender will have the right to convert a portion of the outstanding principal amount, not to exceed the lender's proportionate share of a maximum of $20.0 million in aggregate outstanding principal amount, into shares of Common Stock of the Company at a conversion price based on the 30-day volume weighted average price ("VWAP") of the Common Stock on the NYSE ending on the trading day immediately preceding the date of exercise of the lender's conversion right (the "Fortress Conversion Option"). As part of the Fortress Amendment, the Company prepaid $20.0 million of the principal outstanding under the Fortress Credit Agreement. Additionally, $3.1 million of fees were incurred and considered paid-in-kind and capitalized as an additional debt discount and added to the outstanding principal amount of the loans under the Fortress Amendment. The fees will be amortized through interest expense over the remaining life of the loan. The Fortress Amendment was accounted for as a modification under ASC 470. In connection with the modification and related prepayment, the Company wrote off $0.8 million of the unamortized debt issuance costs which was recorded within Interest expense on the consolidated statement of operations.

The Fortress Credit Agreement contains certain financial reporting and other covenants, including the maintenance of a minimum liquidity amount and maintenance of minimum product revenues over trailing twelve-month periods. Upon the occurrence of an event of default, the Lenders may declare all outstanding obligations immediately due and payable as well as increase the interest rate 3.0% above the rate that is otherwise applicable. The Company has determined that there is substantial doubt about the Company's ability to continue as a going concern (see Note 1, Organization and Basis of Presentation) and there is a risk that it may not meet its covenants under the Fortress Term Loan in the future. Therefore, the amounts due as of December 31, 2023 have been classified as a current liability in the consolidated financial statements. The Company is in compliance with all covenants as of December 31, 2023.

The Company assessed the terms and features of the Fortress Credit Agreement in order to identify any potential embedded features that would require bifurcation or any beneficial conversion features. The terms and features assessed include, under certain circumstances, a default interest rate of 3% which will apply to all outstanding obligations during the occurrence and continuance of an event of default. In accordance with ASC 815, the Company concluded that this feature is not clearly and closely related to the host instrument and represents an embedded derivative (the "Term Loan Derivative Liability") that is required to be re-remeasured at fair value on a quarterly basis. At the inception of the Fortress Term Loan, the fair value of the embedded derivative was determined to be immaterial. The fair value of the Term Loan Derivative Liability was $1.9 million as of December 31, 2023, with a corresponding recognition of Other income (expense), net in the consolidated statement of operations. The Company classified the Term Loan Derivative Liability as a non-current liability within Other liabilities on the balance sheet as of December 31, 2023.

Interest expense from August 1, 2023 through December 31, 2023 related to the Fortress Term Loan was $4.1 million, consisting of $3.8 million of contractual interest, $0.2 million amortization of the debt discount, and term loan accretion of $0.1 million. The average interest rate of the Fortress Term Loan during the year ended December 31, 2023 was 14.94%.

Scheduled future maturities of the Fortress Term Loan for years subsequent to December 31, 2023 are as follows (in thousands):

December 31, 2024	—
December 31, 2025	—
December 31, 2026	8,979
December 31, 2027	34,121
$43,100

Convertible Notes

2021 Convertible Notes

In December 2021, the Company entered into a convertible note agreement with an investor for gross proceeds of $2.0 million with a stated interest rate of 5.0% per annum (the “2021 Convertible Notes”) and a maturity date 36 months from the date of issuance unless previously converted pursuant to their terms of the agreement. No issuance costs were incurred.

The 2021 Convertible Notes provided that, effective upon either a Special Purpose Acquisition Company (i.e. “deSPAC”) transaction, closing of a qualified financing, or closing of a non-qualified financing, all of the outstanding principal and interest would automatically convert into common shares or shares of the same class or series of capital stock issued in the qualified financing in an amount equal to the balance of the 2021 Convertible Notes on the date of conversion divided by the capped conversion price, which is calculated by dividing $600.0 million by the fully diluted capitalization of the Company immediately prior to the conversion of the 2021 Convertible Notes.

Interest expense for the years ended December 31, 2023 and 2022 related to the 2021 Convertible Notes was $0.1 million, consisting entirely of contractual interest. Interest expense related to the 2021 Convertible Notes is recorded within Interest expense on the consolidated statement of operations and comprehensive loss. On August 1, 2023, in connection with the closing of the Business Combination, the outstanding 2021 Convertible Notes were converted into an aggregate 133,617 shares of Allurion Common Stock with a corresponding recognition of APIC of $2.2 million, and are no longer outstanding.

2022 Convertible Notes

In January 2022, the Company entered into a convertible note agreement with investors for gross proceeds of $1.1 million with a stated interest rate of 5.0% per annum (the “2022 Convertible Notes”). The 2022 Convertible Notes mature 36 months from the issuance date unless previously converted pursuant to their terms of the agreement. Issuance costs were de minimis. The 2022 Convertible Notes had the same terms as the 2021 Convertible notes.

Interest expense for the years ended December 31, 2023 and 2022 related to the 2022 Convertible Notes was less than $0.1 million and $0.2 million, respectively, consisting entirely of contractual interest. Interest expense related to the 2022 Convertible Notes is recorded within Interest expense on the consolidated statement of operations and comprehensive loss. On August 1, 2023, in connection with the closing of the Business Combination, the outstanding 2022 Convertible Notes were converted into an aggregate 83,216 shares of Allurion Common Stock with a corresponding recognition of APIC of $1.2 million, and are no longer outstanding.

2023 Convertible Notes

Between February and August 2023, the Company entered into a convertible note purchase agreement, and related side letters, for the sale of the 2023 Convertible Notes to certain investors for gross proceeds of $28.7 million, with a stated interest rate of 7.0% per annum. The 2023 Convertible Notes provided that they would mature on December 31, 2026 unless previously converted pursuant to the terms of their agreement. The 2023 Convertible Notes also provided that, effective upon a deSPAC transaction, all of the outstanding principal and interest would automatically convert into a number of shares of common stock equal to the balance of the 2023 Convertible Notes on the date of conversion divided by the discounted capped conversion price, which is calculated by dividing $217.3 million by the fully diluted capitalization of the Company immediately prior to the conversion of the 2023 Convertible Notes. Additionally, the 2023 Convertible Notes provide that, effective upon the closing of a qualified financing, holders of the 2023 Convertible Notes could optionally accelerate repayment of the principal and interest of the 2023 Convertible Notes or convert all of the outstanding principal and interest into common shares or shares of the same class or series of capital stock issued in the qualified financing equal to the balance of the 2023 Convertible Notes on the date of conversion divided by the greater of the capped price or the discounted price. The capped price is calculated by dividing $260.0 million by the fully diluted capitalization of the Company immediately prior to the conversion of the 2023 Convertible Notes, and the discounted price is calculated as 85% of the cash price of the same class or series of capital stock issued in the qualified financing. The 2023 Convertible Notes are accounted for under the FVO election of ASC 825 as the notes contain embedded derivatives including the automatic conversion upon a deSPAC transaction prior to the deSPAC deadline, voluntary conversion upon a qualified financing, automatic repayment upon a sale event, and conversion rate adjustment, which would require bifurcation and separate accounting. These convertible notes are initially measured at their issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

Interest expense for the year ended December 31, 2023 related to the 2023 Convertible Notes was $0.5 million, consisting entirely of contractual interest. Interest expense related to the 2023 Convertible Notes is recorded within Interest expense on the consolidated statement of operations and comprehensive loss.

On May 2, 2023 the Company entered into termination agreements (the “Termination Agreements”) with respect to side letters entered into with certain holders of Legacy Allurion Convertible Notes. With respect to the Termination Agreement with one of the side letter holders (the “Side Letter Holder”), the Company had the right to prepay, in one or more transactions, all or a portion of the outstanding principal amount, plus accrued interest, under the 2023 Convertible Note (the “Side Letter Holder Bridge Note”), including by way of (a) a $2 million payment in cash by the Company to the Side Letter Holder on May 2, 2023, $1.5 million of which is deemed a prepayment penalty and recorded as other expense on the income statement, with the remaining $0.5 million recorded as a reduction of the principal amount, (b) immediately prior to the consummation of the transactions contemplated by the Business Combination Agreement, an additional payment of at least $6 million, up to the then-outstanding principal amount, plus accrued interest, under the Side Letter Holder Bridge Note by way of (i) payment in cash by the Company and/or (ii) the sale and transfer of all or any portion of the Side Letter Holder Bridge Note, equivalent in value to the portion of the additional payment to be repaid pursuant to this clause (b)(ii), to any person or persons designated in writing by the Company. The Termination Agreements were accounted for as a modification of debt and the modified convertible notes continued to be accounted for under the FVO with any change in fair value recognized in other expense on the income statement.

In addition, under the Termination Agreement executed with the Side Letter Holder, the Company agreed to issue to the Side Letter Holder a number of shares of Allurion Common Stock (“PubCo Additional Shares”) equal to (a) the outstanding principal and accrued interest under the Side Letter Holder Bridge Note immediately prior to the consummation of the transactions contemplated by the Business Combination Agreement (after giving effect to the payment of the repayments) divided by $5.00, plus (b) 300,000 shares of Allurion Common Stock. The PubCo Additional Shares were accounted for as a freestanding financing liability. The liability for the PubCo Additional Shares is initially measured at its issue-date estimated fair value and subsequently remeasured at fair value at each reporting period with changes in fair value reflected in earnings until the PubCo Additional Shares are issued. A $3.4 million liability was recorded at issuance for the PubCo Additional Shares as Other liabilities on the consolidated balance sheet and the related expense recorded through Other income (expense) on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023. On August 1, 2023, upon closing of the Business Combination, the Side Letter Holder was issued 387,696 PubCo Additional Shares with a corresponding recognition of APIC of $2.7 million, and the liability is no longer outstanding.

Further on May 2, 2023, RTW and Fortress (the “Backstop Purchasers”) entered into the Backstop Agreement with the Company, Legacy Allurion and the Side Letter Holder. Pursuant to the Backstop Agreement, each Backstop Purchaser agreed that to the extent any Side Letter Holder Bridge Notes remain outstanding prior to the consummation of the Business Combination, such Backstop Purchaser will, at the closing of the Business Combination, purchase up to $2.0 million of the Side Letter Holder Bridge Notes from the Side Letter Holder in exchange for shares of Allurion Common Stock (the “Base PubCo Shares”, “Backstop Shares” and “Conditional Additional PubCo Shares”). The Base PubCo Shares and Backstop Shares were accounted for as a freestanding financing liability. The Base PubCo Shares and Backstop Shares liability is initially measured at its issue-date estimated fair value and subsequently remeasured at fair value at each reporting period with changes in fair value reflected in earnings until the Base PubCo Shares and Backstop Shares are issued. A $3.3 million liability was recorded at issuance for the Base PubCo Shares and Backstop Shares liability as Other liabilities on the consolidated balance sheet. On August 1, 2023, upon closing of the Business Combination, per the terms of the Fortress Term Loan, the Amended and Restated RTW Side Letter and the Backstop Agreement, the Backstop Purchasers were each issued 950,000 shares of Allurion Common Stock with a corresponding recognition of APIC of $13.4 million, and the liability is no longer outstanding.

On August 1, 2023, immediately prior to the closing of the Business Combination, the Company repaid $6.3 million of the Side Letter Holder Bridge Note, leaving a principal balance of $6.3 million. Each Backstop Purchaser then purchased $2.0 million principal amount of the outstanding portion of the Side Letter Holder Bridge Note, Allurion canceled the existing Side Letter Holder Bridge Note and issued a new convertible note to the Side Letter Holder for the remaining balance together with all unpaid interest accrued since the date of issuance of $2.7 million, Allurion issued convertible notes to each Backstop Purchaser with an issuance date of the Closing Date (August 1, 2023) and an original principal amount of $2.0 million each and Allurion issued 700,000 shares of Allurion Common Stock to each Backstop Purchaser. Additionally, the outstanding 2023 Convertible Notes were converted into an aggregate 3,084,389 shares of Allurion Common Stock with a corresponding recognition of APIC of $22.2 million, and are no longer outstanding.

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

The Revenue Interest Financing is accounted for under the FVO election of ASC 825 as the Revenue Interest Financing contains embedded derivatives, including the requirements to settle the Revenue Interest Financing prior to maturity upon the occurrence of certain contingent events and our ability to prepay the Revenue Interest Financing, which would require bifurcation and separate accounting. The Revenue Interest Financing is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in fair value are recorded as a component of Other (expense) income in the consolidated statements of operations. A portion of the estimated change in fair value must be reported in other comprehensive loss to the extent that it is attributable to instrument-specific credit risk. For the year ended December 31, 2023, the Company recorded a $3.4 million gain and a $0.7 million loss through the consolidated statements of operations and other comprehensive loss, respectively. In connection with the issuance of the Investment Amount, we paid $1.2 million in issuance costs, which were directly expensed through general and administrative expense due to the FVO election. As of December 31, 2023, the Company has made $1.1 million in royalty payments to RTW.

Concurrently and in connection with the Revenue Interest Financing and PIPE Subscription Agreement (as discussed in Note 3, Business Combination), on February 9, 2023, Legacy Allurion entered into the RTW Side Letter with RTW, subsequently amended on May 2, 2023. The Amended and Restated RTW Side Letter amended and restated the existing RTW Side Letter in its entirety, in order to reflect that any conditional additional shares issuable to RTW would be calculated net of any Backstop Shares issuable to RTW under the Backstop Agreement. Refer to Note 8, Debt for discussion around the additional shares issued to RTW in connection with the Amended and Restated RTW Side Letter and Backstop Agreement.

In connection with the Company entering into the Revenue Interest Financing, if, at any time beginning 12 months and ending 24 months following the closing of the Mergers, the VWAP per share of Allurion Common Stock is less than $7.04 for the average of 20 trading days within any 30 trading day period (“Stock Price Drop”); and the absolute value of the percentage decrease of such Stock Price Drop measured from a reference price of $10.00 per share of Allurion Common Stock is greater than the absolute value of the percentage decrease in the VWAP of a comparable publicly traded peer index as defined in the Amended and Restated RTW Side Letter over the same time period, then RTW may elect to convert up to $7.5 million of its initial PIPE subscription into additional revenue interest financing to be added to the Investment Amount by forfeiting a number of shares of Allurion Common Stock acquired in the PIPE subscription. Such additions to the Investment Amount would result in proportional increases to the minimum aggregate revenue interest payments described above. The PIPE Conversion Option is accounted for as a derivative under ASC 815. The PIPE Conversion Option was initially measured at its issue-date estimated fair value of $3.3 million within Other liabilities on the consolidated balance sheet with corresponding recognition of expense at inception as there is no right received by the Company that meets the definition of an asset and the transaction did not involve a distribution or a dividend. The PIPE Conversion Option liability is subsequently remeasured at its estimated fair value on a recurring basis at each reporting period date, with a gain or loss recognized within Other income (expense).

The components of the Company’s Revenue Interest Financing consist of the following (in thousands):

December 31, 2023
Revenue Interest Financing liability	$40,000
Total principal amounts of debt	40,000
Less: Royalty payments	(1,092)
Less: Change in fair value of debt	(2,708)
Long-term Revenue Interest Financing liability	$36,200

10.
Fair Value Measurements

The following tables present the fair value hierarchy for assets and liabilities that are measured at fair value at issuance date and on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

Fair Value Measurement as of December 31, 2023
	Total Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$30,582	$30,582	$—	$—
Total assets	$30,582	$30,582	$—	$—
Liabilities:
Legacy Allurion Common Stock Warrant Liabilities	$821	$—	$—	$821
Public Warrants	5,943	5,943	—	—
Revenue Interest Financing	36,200	—	—	36,200
PIPE Conversion Option	5,600	—	—	5,600
Earn-out Liability	23,990	—	—	23,990
Term Loan Derivative Liability	1,895	—	—	1,895
Success Fee Derivative Liability	14	—	—	14
Total Liabilities	$74,463	$5,943	$—	$68,520

Fair Value Measurement as of December 31, 2022
	Total Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$4,925	$4,925	$—	$—
Total assets	$4,925	$4,925	$—	$—
Liabilities:
Legacy Allurion Series C Common Stock Warrant Liability	$340	$—	$—	$340
Legacy Allurion Series B Preferred Stock Warrant Liability	303	—	—	303
Legacy Allurion Series A-1 Preferred Stock Warrant Liability	82	—	—	82
Other Common Stock Warrant Liabilities	255	—	—	255
Legacy Allurion Series C Preferred Stock Warrant Liability	684	—	—	684
Derivative Liability—Success Fee	180	—	—	180
Legacy Allurion Series D-1 Preferred Stock Warrant Liability	707	—	—	707
Total Liabilities	$2,551	$—	$—	$2,551

Public Warrants

As a result of the Business Combination on August 1, 2023, the Company recorded a liability for Public Warrants to purchase the Company's Common Stock. The Public Warrants are traded on the NYSE and are recorded at fair value using the closing price as of December 31, 2023 of $0.45, which is a Level 1 input.

Legacy Allurion Warrants

The Company has classified the warrants within Level 3 of the hierarchy as the fair value is derived using the Black-Scholes option pricing model, which uses a combination of observable (Level 2) and unobservable (level 3) inputs. See table below for the assumptions used in the pricing model:

	Measurement Date	Interest Rate	Exercise Price	Estimated Fair Value of Underlying Share Price	Expected Volatility	Expected Life (Years)
Legacy Allurion Series C Preferred Stock warrants (as converted to Common)	December 31, 2023	3.88%	6.73	3.74	100%	7.25
Other Common Stock	December 31, 2023	3.95%	1.05	3.74	100%	3.69
Legacy Allurion Series D-1 Preferred Stock warrants (as converted to Common)	December 31, 2023	3.88%	12.14	3.74	100%	7.25-8.71

	Measurement Date	Interest Rate	Exercise Price	Estimated Fair Value of Underlying Share Price	Expected Volatility	Expected Life (Years)
Legacy Allurion Series A-1 Preferred Stock warrants (as converted to Rollover warrants)	December 31, 2022	4.42%	$1.90	$6.75	69%	0.25
Legacy Allurion Series B Preferred Stock warrants (as converted to Rollover warrants)	December 31, 2022	4.41%	2.38	6.91	65%	2.00
Legacy Allurion Series C Common Stock warrants (as converted to Rollover warrants)	December 31, 2022	4.11%	0.01	4.54	63%	4.00
Legacy Allurion Series C Preferred Stock warrants (as converted to Rollover warrants)	December 31, 2022	3.92%	6.58	7.24	63%	8.20
Other Common Stock Warrants	December 31, 2022	3.99%	1.02 -1.10	4.54	63%	4.6-4.7
Legacy Allurion Series D-1 Preferred Stock warrants (as converted to Rollover warrants)	December 31, 2022	3.88-3.92%	11.87	11.31	63%	8.2-9.7

Expected dividend yield for all calculations is 0.00%.

The following table reconciles the changes in fair value for the years ended December 31, 2023 and 2022 of the warrant liabilities valued using Level 3 inputs:

	Preferred Stock Warrants (as converted to Common)	Common Stock Warrants	Total
Balance – January 1, 2022	$510	$231	$741
Fair value upon issuance	834	—	834
Change in fair value	456	365	821
Exercise of warrants	(23)	—	(23)
Balance – December 31, 2022	$1,777	$596	$2,373
Change in fair value	(720)	172	(548)
Exercise of warrants	(75)	—	(75)
Derecognition of liability to equity	(340)	(589)	(929)
Balance – December 31, 2023	$642	$179	$821

2019 Term Loan Success Fee Derivative Liability

The derivative liability for the success fee associated with Legacy Allurion's November 2019 loan and security agreement with Western Alliance Bank (the "2019 Term Loan" and such fee, the "Success Fee") was recorded at fair value as of December 31, 2023 using the following assumptions: weighted-average probability for the likelihood of a change in control or liquidity event within four years from the initial valuation date of the derivative liability and a market-based discount rate that will increase or decrease each period based on changes in the probability in the future cash flows.

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

PubCo Additional Shares Liability

The PubCo Additional Shares liability was initially recorded at fair value as of May 2, 2023 and revalued as of August 1, 2023, just prior to the close of the Business Combination, using the number of shares issued at the close of the Business Combination of 387,696 and an estimated price of shares at settlement of $7.04. Upon the issuance of shares, the PubCo Additional Shares liability was derecognized.

Base PubCo Shares and Backstop Shares Liability

The Base PubCo Shares and Backstop Shares liability was initially recorded at fair value as of May 2, 2023 and revalued as of August 1, 2023, just prior to the close of the Business Combination, using the number of shares for each Backstop Purchaser at the close of the Business Combination of 950,000 and an estimated price of shares at settlement of $7.04. Upon the issuance of shares, the Base PubCo Shares and Backstop Shares liability was derecognized.

Revenue Interest Financing and PIPE Conversion Option

The Revenue Interest Financing was accounted for using the FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The fair value of the Revenue Interest Financing was remeasured as of December 31, 2023 using a discounted cash flow ("DCF") method under the income approach utilizing future revenue projections and a discount rate of 24.4%.

The fair value of the PIPE Conversion Option was accounted for as a derivative under ASC 815. The instrument is measured using a Monte Carlo Simulation Method using the number of shares convertible of 1,065,341 and the following assumptions:

December 31, 2023
Stock Price	3.74
Risk-free interest rate	4.46%
Expected term (in years)	1.6
Expected volatility	82.5%

Earn-Out Liability

Upon the closing of the Business Combination, the Earn-Out Shares were accounted for as a liability because the triggering events that determine the number of shares to be earned included events that were not indexed to Allurion Common Stock, with the change in fair value recognized in Change in the fair value of earn-out liabilities in the consolidated statement of operations. The estimated fair value of the earn-out shares was determined using a Monte Carlo Simulation Method using the following assumptions at the valuation date:

December 31, 2023
Stock Price	3.74
Risk-free interest rate	3.9%
Expected term (in years)	4.6
Expected volatility	87.0%

Term Loan Derivative Liability

The Term Loan Derivative Liability associated with the Fortress Term Loan was recorded at fair value as of December 31, 2023 using a DCF model that includes default interest payments expected to be made based on future revenue projections and cash flow assumptions and a discount rate of 24.4%.

The changes in the fair values of the Success Fee derivative liability, 2023 Convertible Notes, PubCo Additional Shares liability, Base PubCo Shares and Backstop Shares liability, Revenue Interest Financing, PIPE Conversion Option, Earn-out liability, and Term Loan Derivative Liability categorized with Level 3 inputs for the years ended December 31, 2023 and 2022 were as follows:

	Success Fee Derivative Liability	2023 Convertible Notes	PubCo Share Liability	Base PubCo & Backstop Share Liability	Revenue Interest Financing	PIPE Conversion Derivative	Earn-Out Liability	Term Loan Derivative Liability	Total
Balance – January 1, 2022	$159	$—	$—	$—	$—	$—	$—	$—	$159
Fair value upon issuance	—	—	—	—	—	—	—	—	—
Change in fair value	19	—	—	—	—	—	—	—	19
Exercise of warrants	—	—	—	—	—	—	—	—	—
Balance – December 31, 2022	$178	$—	$—	$—	$—	$—	$—	$—	$178
Fair value upon issuance	—	$28,700	3,370	3,264	40,000	3,340	53,040	1,895	133,609
Change in fair value	(164)	3,751	(642)	10,106	(3,408)	2,260	(29,050)	—	(17,147)
Change in fair value - OCI	—	—	—	—	700	—	—	—	700
Payments	—	(10,750)	—	—	(1,092)	—	—	—	(11,842)
Derecognition of liability to equity	—	(21,701)	(2,728)	(13,370)	—	—	—	—	(37,799)
Balance – December 31, 2023	$14	$—	$—	$—	$36,200	$5,600	$23,990	$1,895	$67,699

The change in fair value of the Success Fee derivative liability, 2023 Convertible Notes, PubCo Additional Shares liability, Base PubCo Shares and Backstop Shares liability, Revenue Interest Financing, PIPE Conversion Option, Earn-Out liability, and Term Loan Derivative Liability at each period is recorded as a component of Other (expense) income in the consolidated statements of operations, with the exception of the change in fair value associated with the change in credit risk related to the Revenue Interest Financing which is recorded as a component of other comprehensive loss.

Assets and Liabilities Not Carried at Fair Value

The Company's Fortress term loan is carried at amortized cost. The fair value of the Fortress term loan was estimated to be $43.2 million on December 31, 2023. The fair value was determined using a discounted cash flow approach. We classified the fair value disclosures for the Fortress Term Loan within level 3 of the fair value hierarchy because the fair value is derived using a significant unobservable input, which includes a discount rate.

11. Income Taxes

The components of net loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022
U.S.	$(81,259)	$(38,267)
Foreign	916	666
Loss before income taxes	$(80,343)	$(37,601)

The reconciliation between the effective tax rate and the statutory federal income tax rate for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
	2023	2022
U.S. statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal income tax benefit	7.1%	6.9%
Change in fair value of financial instruments	3.0%	0.0%
Tax credits	0.4%	1.0%
Valuation allowance	(30.5)%	(29.0)%
Non-deductible expenses	(0.9)%	0.0%
Other	(0.4)%	(0.2)%
Effective tax rate	(0.3)%	(0.3)%

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2023	2022
U.S. federal and state net operating loss carryforwards	$36,092	$25,051
Capitalized start-up and research and development expenses	10,868	5,377
Research and development tax credits	2,275	1,780
Interest expense	3,918	—
Lease liability	659	838
Depreciation	203	236
Bad debt reserve	3,461	—
Other temporary differences	2,145	994
Total deferred tax assets	59,621	34,276
Valuation allowance	(57,985)	(33,484)
Net deferred tax assets	1,636	792
Right of use asset	(623)	(792)
Other deferred tax liability	(1,013)	—
Total deferred tax liabilities	(1,636)	(792)
Net deferred tax asset	$—	$—

The Company recorded income tax expense of $0.3 million during the year ended December 31, 2023 due to foreign operating income. The Company recorded $0.1 million of income tax expense during the year ended December 31, 2022. The Company maintains a valuation allowance for the full amount of the net United States deferred tax assets, as the realization of the deferred tax assets is not determined to be more likely than not. The valuation allowance increased for the years ended December 31, 2023 and 2022 by approximately $24.5 million and $10.9 million, respectively, due to an increase in deferred tax assets having a full valuation allowance primarily due to the operating losses incurred, capitalized research and development expenses and tax credits generated.

As of December 31, 2023, the Company had $132.2 million and $131.7 million of federal and state NOL carryforwards, respectively. Of the federal NOL carryforwards, $12.8 million expire between 2030 and 2037 and $119.5 million do not expire. The state NOL carryforwards expire between 2030 and 2042. As of December 31, 2023, the Company had $1.5 million and $0.9 million of federal and state research and development tax credits, which expire beginning in 2031 and 2028, respectively.

Changes to the Company’s valuation allowance are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balances	$33,484	$22,579
Additions charged to net loss	24,501	10,905
Ending balances	$57,985	$33,484

Realization of the future tax benefits from these assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership, including a sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss and research and development credit carryforwards that could be used annually to offset future taxable income. The Company has not completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and because there could be additional changes in control in the future. As a result, the Company is not able to estimate the effect of the change in control, if any, on the Company’s ability to utilize net operating loss and research and development credit carryforwards in the future.

The Company is subject to US federal income tax, state income tax in Massachusetts, and income tax in certain foreign jurisdictions. The Company’s historical income taxes in foreign jurisdictions have been immaterial to the consolidated financial statements. The Company is not currently under examination by the Internal Revenue Service (“IRS”) or any other jurisdictions for any tax years; however, all tax years since inception remain open to examination by the major taxing jurisdictions to which the Company is subject, as carryforward attributes generated in years past may still be adjusted upon examination by the U.S. IRS or other authorities if they have, or will be, used in a future period.

As of December 31, 2023 and 2022, the unremitted earnings of the Company’s foreign subsidiaries are immaterial.

Interpretive guidance on the accounting for global intangible low-taxed income (“GILTI”) states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. The Company made the accounting policy election to recognize GILTI as a period expense.

As of December 31, 2023 and 2022, the Company has not recorded a tax liability for any uncertain tax positions. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense. There are no accrued interest and penalties as of December 31, 2023 and 2022.

12. Capital Stock and Stockholders’ Deficit

The Allurion certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Allurion preferred stock. As of December 31, 2023, no shares of Allurion preferred stock were outstanding.

Legacy Allurion Preferred Equity

In connection with the Business Combination, the Legacy Allurion preferred stock was retroactively adjusted, converted into common stock at the Exchange Ratio, and reclassified to permanent equity as a result of the reverse recapitalization. As of December 31, 2023, there is no Legacy Allurion preferred stock authorized, issued, or outstanding. The following table summarizes details of Legacy Allurion Preferred Stock authorized, issued, and outstanding immediately prior to the Business Combination (in thousands, except share amounts):

	Preferred Stock Authorized (1)	Preferred Stock Issued and Outstanding	Carrying Value
Series A Preferred Stock	2,276,786	2,276,786	$1,542
Series A-1 Preferred Stock	1,513,028	1,486,048	2,842
Series B Preferred Stock	2,298,929	2,245,515	5,253
Series C Preferred Stock	8,113,616	7,927,446	39,122
Series D-1 Preferred Stock	1,684,565	842,283	9,614
Series D-2 Preferred Stock	3,644,616	3,644,616	24,054
Series D-3 Preferred Stock	1,498,348	1,498,348	14,789
Total	21,029,888	19,921,042	$97,216

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

Liquidation Preference

In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of Legacy Allurion, before any payment were to be made to the holders of common stock, the holders of shares of Legacy Allurion preferred stock then outstanding were entitled to be paid out of the funds and assets available for distribution to Legacy Allurion’s stockholders, on a pari passu basis, an amount per share equal to (i) the Legacy Allurion Series A, Series A-1, Series B and Series C preferred stock, a per share liquidation preference equal to $1.092, $2.850, $3.563 and $4.935, respectively, plus any accruing dividends accrued but unpaid, whether or not declared and (ii) the Legacy Allurion Series D-1, Series D-2, and Series D-3 preferred stock, a per share liquidation preference equal to $17.809, $9.338, and $15.137, respectively, plus any accruing dividends accrued but unpaid, whether or not declared provided, that, if Legacy Allurion achieved a revenue milestone of $65.0 million in a trailing twelve month period (the “Milestone”), then in lieu of the foregoing, the holders of the Legacy Allurion Series D-1, Series D-2, and Series D-3 Preferred Stock were entitled to receive an amount per share equal to $11.8725, $6.2256 and $10.0916, respectively, plus any accruing dividends accrued but unpaid, whether or not declared (collectively, the “Preferred Stock Preference”). After payment of the Preferred Stock Preference, the funds and assets available for distribution to Legacy Allurion's stockholders, if any, would be initially distributed on a pro rata basis to the holders of common stock in Legacy Allurion in proportion to the number of shares of common stock held at an amount per share equal to 150% of the Original Issue Price of the Legacy Allurion Series A Preferred Stock ($1.092), plus any dividends declared but unpaid thereon (the “First Catchup Amount”). Any remaining funds and assets available for distribution to Legacy Allurion stockholders, if any, after the First Catchup Amount would then be distributed on a pro rata basis to the holders of common stock and preferred stock in proportion to the number of shares of common stock or preferred stock held.

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

Common Equity

The Allurion certificate of incorporation authorizes the issuance of up to 1,000,000,000 shares of Allurion Common Stock. As of December 31, 2023 and 2022, 47,688,096 and 27,079,856 shares of common stock were outstanding, respectively, after retrospectively adjusting for the effect of the reverse recapitalization.

The number of shares of Common Stock that have been reserved for the potential conversion or exercise, as applicable, of the Company's securities as of December 31, 2023, is as follows:

Outstanding options to purchase common stock	3,886,038
Restricted Stock Units	643,635
Warrants to purchase preferred stock (as converted to warrants to purchase common stock)	138,857
Warrants to purchase common stock	264,801
Public warrants to purchase common stock	18,759,838
Earn-Out shares	9,000,000
Total	32,693,169

Warrants to Purchase Common Stock

In connection with the closing of the Business Combination, all outstanding warrants to purchase Legacy Allurion preferred stock and Legacy Allurion common stock were converted into Rollover Warrants to purchase Allurion Common Stock using the Exchange Ratio. As of December 31, 2023, there were 403,658 such Rollover Warrants outstanding to purchase Common Stock. Upon the closing of the Business Combination, certain Legacy Allurion preferred stock and Legacy Allurion common stock warrants that were converted into Rollover Warrants were determined to be equity classified.

December 31, 2023
Issuance Date	Remaining Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
12/1/2014	0.9	Common stock	Equity	44,272	$2.44
3/30/2021	7.2	Common stock	Liability	130,053	6.73
9/15/2022	8.7	Common stock	Liability	45,238	12.14
6/4/2022	8.4	Common stock	Liability	45,238	12.14
1/17/2017	3.0	Common stock	Equity	73,349	0.02
8/3/2017	3.6	Common stock	Equity	9,779	1.13
9/8/2017	3.7	Common stock	Liability	28,764	1.05
6/19/2018	4.5	Common stock	Liability	17,977	1.05
6/25/2019	5.5	Common stock	Liability	8,988	1.05
				403,658

December 31, 2022
Issuance Date	Remaining Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
4/1/2013	0.2	Series A-1 Preferred Stock	Liability	16,557	$1.95
12/1/2014	1.9	Series B Preferred Stock	Liability	60,768	2.44
3/30/2021	8.2	Series C Preferred Stock	Liability	130,053	6.73
9/15/2022	9.7	Series D-1 Preferred Stock	Liability	45,238	12.14
6/4/2022	9.4	Series D-1 Preferred Stock	Liability	45,238	12.14
1/17/2017	4.0	Common stock	Liability	73,349	0.02
8/3/2017	4.6	Common stock	Liability	9,779	1.13
9/8/2017	4.7	Common stock	Liability	28,764	1.05
6/19/2018	5.5	Common stock	Liability	17,977	1.05
6/25/2019	6.5	Common stock	Liability	8,988	1.05
				436,711

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

The Company may redeem the outstanding Public Warrants for cash at a price of $0.01 per Public Warrant at any time commencing 90 days after the completion of the Business Combination, and provided that the last sales price of the Company’s Common Stock equals or exceeds $12.67 per share of any 20 trading days within a 30-day trading period ending on the third trading day prior to the date on which notice of redemption is given.

The Company may redeem the outstanding Public Warrants for shares of our Common Stock at a price of $0.10 per Public Warrant at any time commencing 90 days after the completion of the Business Combination, and provided that the last sales price of the Company’s Common Stock equals or exceeds $7.04 per share of any 20 trading days within a 30-day trading period ending on the third trading day prior to the date on which notice of redemption is given. Holders of the Public Warrants will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value (the “Redemption Fair Market Value”) of the shares of the Company's Common Stock. The Redemption Fair Market Value is determined based on the volume weighted average price of the Company’s Common Stock for the ten trading days immediately following the date on which notice of redemption is sent to the holders. As of December 31, 2023, the Company has not redeemed any of the outstanding Public Warrants. As of December 31, 2023, there were 13,206,922 outstanding Public Warrants exercisable for 18,759,838 shares of Allurion Common Stock.

Chardan Equity Facility

On December 18, 2023, we entered into a ChEF Purchase Agreement (the "Purchase Agreement") and a Registration Rights Agreement (the "Registration Rights Agreement"), each with Chardan Capital Markets ("Chardan") related to a "ChEF," Chardan's committed equity facility (the "Chardan Equity Facility"). Pursuant to the Purchase Agreement, the Company has the right from time to time at its option to sell to Chardan up to the lesser of (i) $100,000,000 in aggregate gross purchase price of newly issued shares of the Company's Common Stock, and (ii) 9,482,468 shares of Common Stock, which number of shares is equal to 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the Purchase Agreement (the "Exchange Cap"). In consideration for Chardan’s entry into the Purchase Agreement, Allurion agreed to issue to Chardan 35,511 shares of Allurion Common Stock (the "Commitment Shares"). The Company recorded $0.1 million to additional paid-in capital and $0.1 million of expense in connection with the issuance of the Commitment Shares. The Company expensed an additional $0.1 million related to a non-refundable structuring fee (the

"Structuring Fee") immediately following commencement. As of December 31, 2023, the Company had not sold any shares of Common Stock to Chardan in connection with the Purchase Agreement.

13.
Net Loss per Share

Basic and diluted net loss per share was calculated as follows:

	Year Ended December 31,
	2023	2022
Numerator:
Net loss	$(80,607)	$(37,744)
Cumulative undeclared dividends to participating securities (Legacy Series D convertible preferred stock)	(1,697)	(2,907)
Net loss attributable to common stockholders	$(82,304)	$(40,651)
Denominator:
Basic and diluted weighted-average common stock outstanding	35,581,656	26,918,484
Net loss per share attributable to common stockholders, basic and diluted (1)	$(2.31)	$(1.51)

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

	Year Ended December 31,
	2023	2022
Outstanding options to purchase common stock	3,886,038	4,301,960
Restricted Stock Units	643,635	1,415,104
Warrants to purchase preferred stock (as converted to warrants to purchase common stock)	138,857	297,854
Warrants to purchase common stock	264,801	138,857
Shares of Common Stock issued upon the exercise of Public Warrants	18,759,838	—
Earn-Out Shares	9,000,000	—
Convertible notes (as converted to common stock)	—	171,256
Total	32,693,169	6,325,031

14.
Stock Based Compensation

Stock Incentive Plans

The Company’s 2010 Stock Option Plan (the “2010 Plan”) provided for the grant of qualified incentive stock options, nonqualified stock options, and other awards to the Company’s employees, officers, directors, advisors, and outside consultants to purchase the Company’s Common Stock. On December 11, 2020, the Company’s Board of Directors adopted the 2020 Stock Option Plan (the “2020 Plan”), which provided for the grant of qualified incentive stock options, nonqualified stock options, and other awards to the Company’s employees, officers, directors, advisors, and outside consultants to purchase the Company’s Common Stock. Each stock option from the 2010 Plan and the 2020 Plan that was outstanding immediately prior to the Business Combination, whether vested or unvested, was cancelled and exchanged for a stock option to purchase Allurion Common Stock based on the Exchange Ratio. The per share exercise price for each stock option was divided by the Exchange Ratio.

In connection with the closing of the Business Combination, the Company adopted the 2023 Stock Option and Incentive Plan (the "2023 Plan"), which provides for the award of stock options (both incentive and non-qualified), stock appreciation rights, restricted stock units, restricted stock awards, cash-based awards, and dividend equivalent rights. A total of 7,822,700 shares of Allurion Common Stock were initially reserved for issuance under the 2023 Plan. The 2023 Plan provides that the number of shares reserved for issuance under the 2023 Plan will automatically increase each January 1, beginning January 1, 2024 and ending January 1, 2033, by 5% of the number of fully diluted outstanding shares of Allurion

Common Stock as of the immediately preceding December 31 or such lesser amount as determined by the Board and the Compensation Committee.

As of December 31, 2023, 4,529,673 options and RSUs were issued and outstanding under the 2010 Plan, 2020 Plan, and 2023 Plan. As of December 31, 2022, 5,717,072 options and RSUs were issued and outstanding under the 2010 Plan and 2020 Plan. The stock options generally vest over a four-year period and expire 10 years from the date of grant.

Stock-based compensation expense included in the consolidated statement of operations and comprehensive loss was as follows:

	Year Ended December 31,
	2023	2022
Cost of revenue	$32	$—
Selling, general, and administrative	8,198	400
Research and development	127	37
Total stock-based compensation expense	$8,357	$437

Stock Options

The following tables summarizes the option activity under the 2010 Plan, 2020 Plan, and the 2023 Plan during the year ended December 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per option)	(in years)	(in thousands)
Outstanding—January 1, 2023	4,301,968	$2.35	7.7	$9,437
Granted	257,683	$5.41
Cancellations and forfeitures	(375,051)	$2.00
Exercised	(298,562)	$1.15
Outstanding— December 31, 2023	3,886,038	$2.67	6.9	$5,565
Exercisable at December 31, 2023	2,735,884	$2.23	6.2	$4,812

Total stock compensation expense related to stock option awards during the year ended December 31, 2023 was $2.7 million. As of December 31, 2023, there was approximately $2.5 million of unrecognized compensation costs related to unvested stock options granted under the 2020 Plan, which is expected to be recognized over a weighted-average vesting term of 2.1 years. The weighted average grant-date fair value of the stock option awards granted during the years ended December 31, 2023 and 2022 was $3.98 and $2.36 per option, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the table below. Expected volatility for the Company’s Common Stock was determined based on an average of the historical volatility of a peer group of public companies which are similar to the Company. The expected term of options granted to employees was calculated using the simplified method, which represents the average of the contractual term of the option and the weighted- average vesting period of the option. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate expected term. The expected term of options granted to non-employees is the remaining contractual term of the award. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free rate for periods within the expected life of the option is based upon the U.S. Treasury yield curve in effect at the time of grant.

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Year Ended December 31,
	2023	2022
Expected volatility	85.8%	63%
Risk-free interest rate	4.5%	3.56%
Expected dividend yield	—%	—%
Expected term (in years)	5.8	5.8

Restricted Stock Units

In December 2022, the Company issued RSUs under the 2020 Plan to a member of the Board of Directors with vesting subject to both a performance-based closing condition dependent on the successful Business Combination with Compute Health and time-based vesting conditions. See Note 1, Organization and Basis of Presentation and Note 3, Business Combination above for information about the closing of the Business Combination with Compute Health. Upon the satisfaction of the closing condition, 62.5% of the RSUs awarded vested. Thereafter, the remaining 37.5% of the RSUs vest monthly over a period of two years. In October 2023, the Company issued additional RSUs to Board of Director members with annual vesting over three years. All RSUs are subject to forfeiture if the grantee’s continuous service relationship as a member of the Board of Directors terminates prior to vesting. The following table summarizes the restricted stock unit activity under the 2020 Plan and 2023 Plan during the year ended December 31, 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value
		(per share)
Outstanding—January 1, 2023	1,415,104	$4.51
Granted	226,175	4.32
Cancellations and forfeitures	(79,232)	4.51
Vested	(918,412)	4.51
Outstanding—December 31, 2023	643,635	4.45

Total stock compensation expense related to RSUs for the year ended December 31, 2023 was $5.7 million. As of December 31, 2023, there were $1.7 million of unrecognized compensation costs related to nonvested RSUs granted under the 2020 Plan and 2023 Plan, which is expected to be recognized over a remaining weighted-average vesting term of 2.0 years. The weighted average grant-date fair value of time-vested restricted stock units granted during the years ended December 31, 2023 and 2022 was $4.32 and $4.51 per share, respectively.

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

A total of 1,422,309 shares of the Company's Common Stock were initially reserved and authorized for issuance under the 2023 ESPP. In addition, the number of shares of Common Stock available for issuance under the 2023 ESPP will automatically increase each January 1, beginning on January 1, 2024 and each January thereafter, by the lesser of (i) 1% of the fully diluted outstanding shares of our Common Stock as of the immediately preceding December 31, (ii) 1,600,000 shares of our Common Stock, or (iii) such lesser number of shares determined by the administrator of the 2023 ESPP. As of December 31, 2023, no shares have been issued under the 2023 ESPP.

15. Employee Benefit Plan

The Company has a 401(k) retirement plan that covers eligible U.S. employees. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contribution. During the years ended December 31, 2023 and 2022, the Company’s matching contributions to the plan were $0.1 million.

16.
Commitments and Contingencies

Leases

With respect to contracts involving the use of assets, if the Company has the right to direct the use of the asset and obtain substantially all economic benefits from the use of an asset, it accounts for the service contract as a lease.

In February 2023 and August 2023, the Company executed amendments to three of its leases in Natick, Massachusetts and its Hudson, Massachusetts lease, respectively. The amendments were accounted for as a modification of the existing lease agreements, with impacts to the lease term, lease payments, and related lease liability for each of the four leases. As a result of these amendments, the leases in Natick and Hudson will now expire between June 2024 and March 2028, and additional operating lease assets obtained in exchange for lease obligations were $0.9 million. As of December 31, 2023, the

Company was a party to seven different leases for office, manufacturing, and laboratory space under non-cancelable office leases in three cities. These leases total approximately 51,000 square feet and will expire between June 2024 and March 2028. The Company has a right to extend certain of these leases for periods between three and five years. The Company also holds immaterial leases related to vehicles and office equipment. Under its leases, the Company pays base rent and a proportional share of operating expenses. Such operating expenses are subject to annual adjustment and are accounted for as variable payments in the period in which they are incurred.

The components of ROU assets and lease liabilities are included in the consolidated balance sheets. The short-term portion of the Company's operating lease liability is recorded as part of Accrued expenses and other current liabilities on the consolidated balance sheets.

Aggregate Lease Information

Other pertinent lease information is as follows (in thousands):

	December 31, 2023	December 31, 2022
Operating lease costs	$1,123	$918
Short-term lease costs	12	14
Variable operating lease costs	187	191
Operating cash flows paid for amounts in the measurement of lease liabilities	1,084	807
Operating lease assets obtained in exchange for lease obligations	936	1,677

Future commitments under non-cancelable operating lease agreements are as follows (in thousands):

2024	$1,173
2025	1,114
2026	737
2027	645
2028	108
Total lease payments	$3,777
Less: present value adjustment	(563)
Present value of total lease liabilities	3,214
Less: current lease liability	(908)
Long-term lease liabilities	$2,306

The weighted-average remaining lease terms and discount rates related to our leases were as follows:

	2023	2022
Weighted -average remaining lease term (in years)	3.5	3.9
Weighted-average discount rate	9.9%	9.5%

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

Litigation and Claims

In the normal course of operations, the Company may become involved in various claims and legal proceedings related to, for example, the validity or scope of its intellectual property rights, employee-related matters, or adverse patient reactions. Additionally, during the normal course of business, the Company may be a party to legal claims that may not be covered by insurance. As of December 31, 2023 and 2022, the Company has not recorded accruals for potential losses related to any existing or pending litigation or claims as the Company’s management has determined that there are no matters where a potential loss is probable and reasonably estimable. The Company does not believe that any existing or pending claims would have a material impact on the Company’s consolidated financial statements.

17.
Geographic Information

Long-lived assets, consisting of property and equipment, net and ROU assets by geography were as follows (in thousands):

	December 31,
	2023	2022
United States	$5,381	$3,999
France	1,010	1,282
All other countries	—	—
Long-lived assets	$6,391	$5,281

Refer to Note 4, Revenue for information on revenue by geography.

18. Related-party Transactions

Lease Agreement with Related Party

In August 2022, the Company entered into an operating lease agreement for additional office space in Paris, France with LNMP JPBC Invest. The Company’s then-Trade Marketing Director was the signor of this lease for LNMP JPBS Invest. Additionally, the Company’s Chief Commercial Officer is also a partner of LNMP JPBC Invest. The lease agreement included lease payments of approximately $0.1 million per year. The lease commenced August 1, 2022 and was to end on July 31, 2025. The Company concluded that the commercial terms of the lease agreement were competitive, at the current market rate and conducted at arm’s-length. This lease was terminated in February 2024.

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

Consulting Agreement with Related Party

In September 2023, Allurion France, a French société par actions simplifiée and wholly-owned subsidiary of Allurion, entered into a new corporate officer agreement with the Company's Chief Commercial Officer and Benoit Chardon Consulting, a French société à responsabilité limitée which is solely owned by Mr. Chardon ("BCC"), pursuant to which BCC agreed to serve as Managing Director of Allurion France. The new corporate officer agreement provided that BCC would receive base consulting fees of €28,333.33 per month and additional variable compensation subject to the incentive plan terms issued annually by Allurion and conditional on meeting Allurion France and personal performance attainment defined each year by Allurion. This agreement was terminated on December 12, 2023 by virtue of the termination agreement described below.

Termination Agreement with Related Party

On December 12, 2023, Allurion France, a French société par actions simplifiée and wholly-owned subsidiary of Allurion, entered into a termination agreement with the Company's Chief Commercial Officer, Benoit Chardon and BCC. Pursuant to the termination agreement, the parties agreed to terminate the corporate officer agreement as of December 31, 2023 and BCC will resign from its duties as managing director of Allurion France effective December 31, 2023 and Allurion France will pay BCC all amounts due to it under the corporate officer agreement through December 31, 2023. In addition, Allurion France will pay BCC a lump-sum termination fee of $0.2 million.