Form 10-K/A
period 2023-12-31
ALLURION TECHNOLOGIES, INC.
filed 2024-04-29
CIK 1964979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of Registrant’s Common Stock outstanding as of April 19, 2024 was 47,919,610.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

Explanatory Note

Allurion Technologies, Inc. (the "Company" or "Allurion") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission on March 26, 2024 (the "Original Form 10-K"), for the sole purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information required by Part III to be incorporated by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Annual Report on Form 10-K because we will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), this Amendment No. 1 also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1, and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as explicitly set forth herein, this Amendment No. 1 does not purport to modify or update the disclosures in, or exhibits to, the Original Form 10-K or update the Original Form 10-K to reflect events occurring after the date of such filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth information regarding our directors and executive officers, including their ages, as of April 19, 2024.

Name	Age	Position
Directors
Dr. Shantanu Gaur	37	Chief Executive Officer and Director
Krishna Gupta	36	Co-Chairman and Director
Dr. Omar Ishrak	68	Co-Chairman and Lead-Independent Director
Michael Davin	66	Director
Douglas Hudson	55	Director
Nicholas Lewin	46	Director
Milena Alberti-Perez	51	Director
Executive Officers
Christopher Geberth	53	Chief Financial Officer
Dr. Ram Chuttani	64	Chief Medical Officer
Brendan Gibbons	48	Chief Legal Officer

Directors

Dr. Shantanu Gaur has served as our Chief Executive Officer and as a member of our board of directors (the "Board of Directors" or "Board") since September 2009. Dr. Gaur founded Allurion in 2009 while at Harvard Medical School. Dr. Gaur graduated summa cum laude with a B.S. in Biology from Harvard College and with an M.D. from Harvard Medical School, where he was a Paul Revere Frothingham Scholar and Paul & Daisy Soros Fellow. Dr. Gaur is qualified to serve on our Board of Directors because of his experience founding Allurion and serving as our Chief Executive Officer.

Krishna Gupta has served as a member of our Board of Directors since January 2017. He is the founder of REMUS Capital and Romulus Capital (collectively referred to herein as “REMUS Capital”), technology-focused venture capital firms he initially founded in 2008. Mr. Gupta serves as a director on the boards of several privately held companies, including: Ceres Imaging, Inc., which provides computer vision-analytics in agriculture; Cogito Corporation, which provides voice artificial intelligence ("AI") for large enterprises; Cohealo, Inc., which provides equipment sharing services for health systems; Spotta Ltd., which develops smart insect and pest monitoring solutions; and ZeroCater, Inc., which provides catering technology for enterprises. He was the first investor in Ginger, which was a leader in mental health software and merged with Headspace, Inc. Mr. Gupta has also served as a member of the board of directors of Presto Automation, Inc. (Nasdaq: PRST) since 2017, where he served as chairman of the board from September 2022 to March 2024. Prior to REMUS Capital, Mr. Gupta held roles at McKinsey & Company, a management consulting firm, and JPMorgan Chase & Co., an investment banking firm, where he advised several Fortune 100 clients on technology M&A deals. Mr. Gupta holds B.S. degrees in materials science and engineering, as well as in management sciences, both from the Massachusetts Institute of Technology. Mr. Gupta is qualified to serve on our Board of Directors due to his experience investing in technology and healthcare businesses.

Dr. Omar Ishrak has served as a member of our Board of Directors since August 2023, and previously served as chairman of the board of directors of Compute Health Acquisition Corp. (formerly NYSE: CPUH) (“Compute Health”) from October 2020 to August 2023. Dr. Ishrak also serves on the board of directors at Intel Corporation (Nasdaq: INTC), where he served as independent chairman of the board from January 2020 to January 2023. Dr. Ishrak has also served on the board of directors of Amgen, Inc. (Nasdaq: AMGN) since July 2021, of Cargill, Inc., a private company, where he has served since January 2021, and of Insightec, Ltd., a private company, where he has served since May 2022. Dr. Ishrak was the chief executive officer of Medtronic plc (Nasdaq: MDT) from June 2011 to April 2020 and served as executive chairman and chairman of the board of directors until he stepped down in December 2020. Prior to joining Medtronic, Dr. Ishrak was the president and chief executive officer of GE Healthcare Systems. Earlier in his career, Dr. Ishrak amassed 13 years of technology development and business management experience, holding leadership positions at Diasonics Vingmed Ultrasound Ltd., and various product development and engineering positions at Philips Ultrasound Inc. He was inducted into the American Institute for Medical and Biological Engineering College of Fellows in 2016 and was elected to the National Academy of Engineering in 2020. Dr. Ishrak serves on the board of directors of the Cleveland Clinic, a nonprofit academic medical center. He is also a member of the Board of Trustees of the Asia Society, a leading educational organization dedicated to promoting mutual understanding and strengthening partnerships among peoples, leaders, and institutions of Asia and the United States in a global context. In addition, he is member of the Minnesota Public Radio Board of Trustees. He earned a B.S. degree and Ph.D. in electrical engineering from the University of London, King’s College. He is also a fellow of King’s College. Dr. Ishrak is qualified to serve on our Board of Directors based on his extensive experience on boards of various healthcare and technology companies.

Michael Davin has served as a member of our Board of Directors since October 2017. Mr. Davin has also served as a director of several privately-held companies, including: Follica, Inc. since December 2020, Amsel Medical Corporation since August 2020, Cynosure, LLC since January 2020, and Inkbit Corporation since June 2018. Previously, Mr. Davin served as chairman, president, and chief executive officer of Cynosure Inc. (formerly Nasdaq: CYNO), from 2003 until March 2017, when it was acquired by Hologic Inc. Mr. Davin received his B.S. and B.A. from Southern New Hampshire University. Mr. Davin is qualified to serve on our Board of Directors due to his experience as a director of health care and technology companies, as well as his familiarity with Allurion as a director.

Douglas Hudson has served as a member of our Board of Directors since August 2023. Mr. Hudson has also served as the founder, chief executive officer and a director of Noho Dental, Inc. since July 2018, and as a director of Modern Age since October 2020. Previously, Mr. Hudson served on the board of directors of Relode.com, LLC from 2017 until August 2022. Mr. Hudson also served as the founder and chief executive officer of SmileDirectClub Inc. (formerly Nasdaq: SDC) from 2013 to 2017, and as chairman and chief executive officer of Simplex Healthcare from 2007 until 2013, when it was acquired by Arriva Medical LLC. Earlier in his career, Mr. Hudson served as founder, chief executive officer and director of HearingPlanet, Inc. from 1999 until 2007. Mr. Hudson received his B.S. in organizational behavior from Eckerd College and his M.B.A. from Vanderbilt University, and he completed the executive education programs at Harvard Business School. Mr. Hudson is qualified to serve on our Board of Directors due to his experience as an entrepreneur and an executive of health care companies.

Nicholas Lewin has served as a member of our Board of Directors since August 2023. Mr. Lewin has also served as a director of Establishment Labs Holding, Inc. (Nasdaq: ESTA) since September 2015, and as its chairman since December 2017. He has been a managing member and head of investments at Crown Predator Holdings LLC since 2008 and has been a private investor since 2000. Mr. Lewin has also served as a director of Cutera Inc. (Nasdaq: CUTR) since May 2023, as a director of FaZe Holding Inc. (Nasdaq: FAZE) since July 2022, and as a director of Halo Maritime Defense Systems, a private company, since 2007. Mr. Lewin holds a bachelor’s degree in political science from Johns Hopkins University. Mr. Lewin is qualified to serve on our Board of Directors due to his experience as an investor in, and director of, innovative companies, including health care and medical device companies.

Milena Alberti-Perez has served on our Board of Directors since March 2024. Ms. Alberti-Perez has also served on the board of directors of Digimarc Corporation (Nasdaq: DMRC) since February 2022, where she serves as the chair of the audit committee and as a member of the compensation and talent management committee. She was most recently the chief financial officer of Getty Images, Inc., the world’s leading visual content company, from December 2020 to January 2022. Prior to her work with Getty, in 2020, she served as the chief financial officer of MediaMath, Inc., a demand-side platform for programmatic marketing and advertising. Ms. Alberti-Perez worked in a variety of financial and publishing roles from 2001 to 2017 at Penguin Random House LLC, the world’s largest book publisher, serving as the Global and US chief financial officer of Penguin Random House LLC from 2015 to 2017 and, as management, served as a non-voting member of its board of directors and its audit committee. Ms. Alberti-Perez also worked in financial analyst and research roles at Lehman Brothers Holdings Inc. and Morgan Stanley. She also currently serves on several private company boards of directors, including RBmedia and Overdrive, Inc., and has previously served on the private company boards of Companhia das Letras and Flatworld/Sagence Group, Inc. She has served on not-for-profit boards of directors, including The University of Pennsylvania Executive Fund, Jumpstart, and the Wild Bird Fund. Ms. Alberti-Perez holds a B.A. from The University of Pennsylvania, with Distinction in Economics and minors in Math and Latin American Studies. She received her Master’s degree in Business Administration, with Distinction, from the Harvard Business School. Ms. Alberti-Perez is qualified to serve on our Board of Directors due to her experience as a chief financial officer and as a director at various public companies.

Executive Officers

Christoper Geberth has served as our Chief Financial Officer since September 2020. Prior to joining us, Mr. Geberth was chief financial officer at Lutronic Inc., a medical equipment manufacturer, from December 2017 to September 2020. From June 2008 until December 2017, Mr. Geberth was the executive vice president of finance at Cynosure, Inc., another medical equipment manufacturer. Mr. Geberth holds a B.B.A. in Business from Pace University.

Dr. Ram Chuttani has served as our Chief Medical Officer since November 2017 and is a founder of Allurion. Prior to joining us, Dr. Chuttani was the Director of Endoscopy and Chief, Interventional Gastroenterology at Beth Israel Deaconess Medical Center and was on the faculty of Harvard Medical School for 20 years. Dr. Chuttani holds a M.B. and a B.S. in medicine from Maulana Azad Medical College. Dr. Chuttani is internationally recognized as a leader in digestive disease care and has pioneered several innovative endoscopic treatments. He co-invented an endoscopic treatment for gastroesophageal reflux disease and co-developed a novel treatment for obesity. He has published over 100 original scientific articles, in addition to several reviews and book chapters. He has lectured on, and demonstrated, novel and advanced endoscopic procedure at innumerable international conferences and workshops all over the world. Dr. Chuttani completed a residency at Norwalk Hospital, Yale

University School of Medicine in Internal Medicine in 1987, and a fellowship in gastroenterology at Harvard Medical School in 1990.

Brendan Gibbons has served as our Chief Legal Officer and Secretary since January 2024. Prior to joining Allurion, Mr. Gibbons served as a chief legal officer at several public companies. From December 2017 to December 2021, he served as executive vice president, chief legal officer, and corporate secretary for Acushnet Company (NYSE: GOLF), the world’s largest golf ball, club, footwear and gear company. From 2014 to 2017, Mr. Gibbons was senior vice president, general counsel and corporate secretary at Wolverine Worldwide, Inc. (NYSE: WWW), a leading international footwear and apparel company. From 2004 to 2013, Mr. Gibbons was senior vice president of legal and corporate affairs, general counsel and secretary at Carter’s, Inc. (NYSE: CRI), the world’s largest baby and young children’s apparel and accessory company. Mr. Gibbons began his career at Ropes & Gray LLP. He received his B.A., magna cum laude, from The University of Pennsylvania and his J.D., magna cum laude, from Boston College Law School.

Family Relationships

There are no family relationships among our directors and executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person or persons pursuant to which he or she was or is to be selected as a director or an executive officer. There are no material legal proceedings to which any of our directors or executive officers is a party adverse to us or any of our subsidiaries or in which any such person has a material interest adverse to us or any of our subsidiaries.

Delinquent Section 16(a) Reports

Based solely on a review of reports furnished to us, or written representations from reporting persons, we believe all directors, executive officers, and 10% owners timely filed all reports regarding transactions in our securities required to be filed for 2023 by Section 16(a) under the Exchange Act. In making this statement, we have relied solely upon an examination of the copies of Forms 3, 4 and 5, and amendments thereto, provided to us and the written representations of its reporting persons.

Corporate Governance

General

We believe that good corporate governance is important to ensure that our company is managed for the long-term benefit of our stockholders. We periodically review our corporate governance policies and practices and compare them to those suggested by various authorities in corporate governance and the practices of other public companies. As a result, we have adopted policies and procedures that we believe are in the best interests of our company and our stockholders. Key information regarding our corporate governance initiatives can be found on our corporate website at https://investors.allurion.com under “Governance Documents,” including our Corporate Governance Guidelines, our Code of Business Conduct and Ethics (our “Code of Conduct”), and the charters for the committees of our Board of Directors, described below. Information contained on, or that can be accessed through, our website is not incorporated by reference into and does not form a part of this Amendment No. 1.

Corporate Governance Guidelines

Our corporate governance guidelines assist our Board of Directors in the exercise of its duties and responsibilities and to serve the best interests of our company and our stockholders. These guidelines, which provide a framework for the conduct of Board of Directors business, provide that:

•
at least a majority of the members of the Board of Directors shall be independent directors as defined by NYSE rules;
•
the independent directors shall meet at least quarterly, and at other times at the request of any independent director, in executive session;
•
directors shall have full and free access to management and, as necessary and appropriate, independent advisors; and
•
at least annually, the Nominating and Corporate Governance Committee (the "Nominating and Corporate Governance Committee") oversees a self-evaluation by the Board of Directors to assess the effectiveness of the Board of Directors and its committees.

Our Board of Directors is responsible for managing or supervising the management of our business and affairs. This includes appointing our Chief Executive Officer, advising management on strategic issues, approving our business and other plans, and monitoring our performance against those plans and against our operating and capital budgets. In addition, our Board of Directors also receives and considers recommendations from its various committees with respect to matters such as:

•
the compensation of our executive officers and directors;
•
criteria for Board of Directors and committee membership;

•
persons to be nominated for election as members of the Board and to each of the committees of the Board of Directors; and
•
matters relating to our corporate governance, including to our Code of Conduct and Corporate Governance Guidelines.

Board Composition

Our Board of Directors is comprised of seven directors, divided into three classes with staggered three-year terms. The three classes are as follows:

•
Class I directors: Krishna Gupta, Dr. Shantanu Gaur, and Nicholas Lewin, whose terms will expire at the annual meeting of stockholders to be held in 2024;
•
Class II directors: Omar Ishrak and Larson Douglas Hudson, whose terms will expire at the annual meeting of stockholders to be held in 2025; and
•
Class III directors: Michael Davin and Milena Alberti-Perez, whose terms will expire at the annual meeting of stockholders to be held in 2026.

Directors in a particular class will be elected for three-year terms at the annual meeting of stockholders in the year in which their terms expire. As a result, only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. Each director’s term continues until the election and qualification of his or her successor, or the earlier of his or her death, resignation or removal.

Pursuant to that certain Investor Rights and Lock-Up Agreement, dated August 1, 2023, by and among us and certain of our stockholders (the "Investor Rights Agreement"), the following persons have the following nomination rights with respect to our Board of Directors, subject to the limitations set forth in the Investor Rights Agreement:

(i) one director and one independent director nominated by Dr. Shantanu Gaur, which are currently Dr. Gaur and Michael Davin;

(ii) one director and one independent director nominated by Remus Group Management, LLC, which are currently Krishna Gupta and Larson Douglas Hudson;

(iii) one director nominated by Compute Health Sponsor LLC, which is currently Omar Ishrak; and

(iv) two independent directors nominated by Allurion, one of which shall be designated by RTW Investments, LP ("RTW"), which are currently Milena Alberti-Perez and Nicholas Lewin, respectively.

Pursuant to that certain Note Purchase Agreement, dated as of April 14, 2024, by and among Allurion, the purchasers from time to time party thereto, RTW as agent for the purchasers, and Acquiom Agency Services LLC as collateral agent for the purchasers, as amended by that certain First Amendment to Note Purchase Agreement, dated as of April 16, 2024, we agreed to include an additional nominee in our proxy statement for the election of Class I directors at the 2024 annual meeting of stockholders, which additional nominee will go through our director nomination process, described below. RTW has the right to approve such nominee, such approval not to be unreasonably withheld.

Our organizational documents provide that only our Board of Directors can fill vacant directorships, including newly created seats. Any additional directorships resulting from an increase in the authorized number of directors would be distributed pro rata among the three classes so that, as nearly as possible, each class would consist of one-third of the authorized number of directors.

Board Diversity

Our Corporate Governance Guidelines provide that diversity of background and experience should be considered in determining director candidates as well as other factors such as a candidate’s character, judgment, skills, education, expertise, and absence of conflicts of interest. Based on our commitment to diversity, our Corporate Governance Guidelines require that the Nominating and Corporate Governance Committee include in its initial list of director candidates for consideration in filling any vacancy on our Board of Directors at least one or more qualified candidates who reflect diverse backgrounds, including diversity of gender and race or ethnicity. However, we do not have a formal policy concerning the diversity of the Board of Directors.

Our priority in the selection of directors is identification of members who will further the interests of our stockholders through their established records of professional accomplishment, their ability to contribute positively to the collaborative culture among board members, their knowledge of our business and understanding of the competitive landscape in which we operate, and their adherence to high ethical standards. Although we do not have a formal diversity policy and do not follow any ratio or formula with respect to diversity in order to determine the appropriate composition of the Board of Directors, the Nominating and Corporate Governance Committee and the Board of Directors are committed to creating a board of directors that promotes our strategic objectives and fulfills its responsibilities to our stockholders, and they consider diversity of gender, race, national origin, education, professional experience, and differences in viewpoints and skills when evaluating proposed director candidates.

Board Committees

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Board of Directors may establish other committees to facilitate the management of our business. The Board of Directors and its committees set schedules for meeting throughout the year and can also hold special meetings and act by written consent from time to time, as appropriate. The Board of Directors has delegated various responsibilities and authority to its committees as generally described below. The committees regularly report on their activities and actions to the full Board. Members will serve on these committees until their resignation or until otherwise determined by the Board of Directors.

Audit Committee

The members of our Audit Committee include Milena Alberti-Perez (Chair), Omar Ishrak, and Michael Davin each of whom can read and understand fundamental financial statements. The Board of Directors has concluded each member of the Audit Committee is independent under the rules and regulations of the SEC and the listing standards of the NYSE applicable to Audit Committee members. Each of Milena Alberti-Perez and Michael Davin qualify as an audit committee financial expert within the meaning of SEC regulations and meet the financial literacy requirements of the NYSE.

Our Audit Committee assists the Board of Directors with its oversight of the following:

•
the integrity of our financial statements;
•
our compliance with legal and regulatory requirements;
•
the qualifications, independence, and performance of our independent registered public accounting firm; and
•
the design and implementation of our internal audit function, and our risk assessment and risk management activities.

The Audit Committee also is responsible for reviewing and discussing with management the adequacy and effectiveness of our disclosure controls and procedures, and it discusses with management and our independent registered public accounting firm the annual audit plan, the scope and timing of audit activities and the results of the audit. The Audit Committee also reviews our financial statements quarterly. As appropriate, the Audit Committee may initiate inquiries into certain aspects of our financial affairs.

Further, the Audit Committee is responsible for establishing and overseeing procedures for the receipt, retention, and treatment of any complaints regarding accounting, internal accounting controls, or auditing matters, as well as for the confidential and anonymous submissions by our employees of concerns regarding questionable accounting or auditing matters. In addition, the Audit Committee has direct responsibility for the appointment, compensation, retention, and oversight of the work of our independent registered public accounting firm. This includes sole authority to approve the hiring and discharging of our independent registered public accounting firm, all audit engagement terms and fees, and all permissible non-audit engagements with the independent auditor. Finally, the Audit Committee reviews and oversees all related-person transactions in accordance with our policies and procedures.

Our Audit Committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of the NYSE. A copy of the charter of our Audit Committee is available on our website at https://investors.allurion.com.

Compensation Committee

The members of our Compensation Committee include Michael Davin (Chair), Nicholas Lewin, and Larson Douglas Hudson. The Board of Directors has concluded each member of the Compensation Committee is considered independent under the rules and regulations of the SEC and the listing standards of the NYSE applicable to Compensation Committee members. The primary objective of the Compensation Committee is to develop and implement compensation policies and plans that ensure the attraction and retention of key management personnel, the motivation of management to achieve our goals and strategies, and the alignment of management's interests with the long-term interests of our stockholders.

Our Compensation Committee’s responsibilities include, among other things:

•
reviewing and evaluating our Chief Executive Officer’s performance against established goals and objectives, and determining and approving the Chief Executive Officer's compensation (including long-term incentives) based on such evaluation;
•
reviewing, approving, and determining the compensation of our executive officers other than the CEO and, at the discretion of the committee, other members of senior management;

•
reviewing and recommending to the Board of Directors the compensation of our non-employee directors;
•
reviewing and making recommendations to the Board of Directors with regard to incentive-based compensation plans and the policies and procedures for awards thereunder, including making grants pursuant to such plans;
•
overseeing the administration of all incentive compensation and equity-based plans for employees; and
•
administering our Compensation Recovery Policy, discussed in the section titled "Compensation Recovery Policy" below.

Our Compensation Committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of the NYSE. A copy of the charter of our Compensation Committee is available on our website at https://investors.allurion.com.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee include Larson Douglas Hudson (Chair), Omar Ishrak, and Krishna Gupta. The Board of Directors has concluded each member of the Nominating and Corporate Governance Committee is considered independent under the rules and regulations of the SEC and the listing standards of the NYSE.

The Nominating and Corporate Governance Committee assists the Board of Directors with its identification and evaluation of individuals qualified to become members of the Board of Directors (including those recommended by stockholders), consistent with criteria approved by the Board of Directors, and recommends that the Board select the director nominees for election at annual stockholder meetings. The Nominating and Corporate Governance Committee also develops and recommends to the Board of Directors a set of corporate governance guidelines, monitors compliance with our Code of Conduct, and oversees the evaluation of the Board of Directors, its committees and management.

Our Nominating and Corporate Governance Committee’s responsibilities include, among other things:

•
establishing and recommending to the Board of Directors criteria for Board of Directors and committee membership, and establishing policies and processes to evaluate nominees - including those of stockholders - against such criteria;
•
identifying, evaluating, and making recommendations to our Board of Directors regarding nominees for election to the Board and its committees, including to fill vacancies;
•
evaluating the performance of our Board of Directors, our committees, and of individual directors;
•
considering and making recommendations to our Board of Directors regarding the composition of our Board and its committees
•
overseeing an annual evaluation of our Board of Directors, its committees, and management;
•
developing and recommending to the Board of Directors corporate governance guidelines and periodically reviewing those guidelines and recommending any changes;
•
monitoring compliance with our Code of Conduct; and
•
reviewing and assessing the adequacy of the Corporate Governance Guidelines and the Code of Conduct and recommending any changes to the Board of Directors for approval.

Our Nominating and Corporate Governance Committee operates under a written charter that satisfies the applicable listing standards of the NYSE. A copy of the charter of our Nominating and Corporate Governance Committee is available on our website at https://investors.allurion.com.

Director Nomination Process

As noted above, our Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to serve as directors, consistent with criteria approved by our Board of Directors, and recommending to the Board qualified individuals to be nominated for election as directors at each annual meeting of stockholders.

In identifying prospective director candidates, the Nominating and Corporate Governance Committee may consider all facts and circumstances that it deems appropriate or advisable, including, among other things, the skills of the prospective candidate, his or her depth and breadth of business experience or other background characteristics, his or her independence, and the needs of the Board of Directors. At a minimum, the Nominating and Corporate Governance Committee must be satisfied that each recommended nominee meets the following minimum qualifications:

(i) relevant experience and expertise to enable him or her to be able to offer germane advice and guidance to management;

(ii) proven achievement and competence in his or her field;

(iii) the ability to exercise sound business judgment;

(iv) an understanding of the fiduciary responsibilities required of a director;

(v) commitment to devoting time and energy to our affairs;

(vi) a diverse personal background, perspective, and experience; and

(vii) commitment to vigorously represent the long-term interests of our stockholders.

In addition to any other standards the Nominating and Corporate Governance Committee deems appropriate from time to time for the overall structure and composition of the Board of Directors, the Nominating and Corporate Governance Committee may consider whether the candidate, if elected, assists in achieving a mix of Board members that represents a diversity of background and experience.

Board and Committee Meetings Attendance

During 2023, following the closing of the business combination with Compute Health (the "Business Combination") on August 1, 2023, the Board of Directors met five times, the Audit Committee met three times, the Compensation Committee met five times and acted by written consent once, and the Nominating and Corporate Governance Committee met one time.

During 2023, following the closing of the Business Combination, each member of the Board of Directors attended in person or participated in 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors (held during the period for which such person has been a director) and (ii) the total number of meetings held by all committees of the Board of Directors on which such person served (during the periods that such person served).

Director Attendance at Annual Meeting of Stockholders

Directors are encouraged to attend the annual meeting of stockholders to the extent practicable.

Policy on Insider Trading, Pledging, and Hedging

Our Insider Trading Policy prohibits our directors (including non-employee directors), officers, employees, consultants, and their "affiliated persons" (as defined in our Insider Trading Policy) from engaging in the following transactions:

•
trading in our securities, whether for their own account or for the account of another, while in the possession of material, nonpublic information about us;
•
disclosing material, nonpublic information about us to others who may trade on the basis of that information (“tipping”).
•
selling any of our securities that they do not own at the time of the sale (referred to as a “short sale”);
•
buying or selling puts, calls, other derivative securities of our securities, or any derivative securities that provide the economic equivalent of ownership of any of our securities or an opportunity, direct or indirect, to profit from any change in the value of our securities or engaging in any other hedging transaction with respect to our securities;
•
using our securities as collateral in a margin account; and
•
pledging our securities as collateral for a loan (or modifying an existing pledge).

Compensation Recovery Policy

In light of the SEC’s adoption of final clawback rules in October 2022 and the NYSE’s adoption of final listing standards consistent with the SEC rules in June 2023, we adopted a Compensation Recovery Policy effective as of October 2, 2023. If we are required to prepare an accounting restatement due to material non-compliance with any financial reporting requirements under applicable securities laws, the Compensation Recovery Policy requires (subject to certain limited exceptions described in the policy and permitted by the final clawback rules) that we recover erroneously awarded compensation received by any current or former executive officer in the three fiscal years prior to the date we were required to restate our financial statements that is in excess of the amount that would have been received based on the restated financial statements.

Compensation Committee Interlocks and Insider Participation

During 2023, the members of our Compensation Committee included Michael Davin, Nicholas Lewin, and Larson Douglas Hudson. None of the members of our Compensation Committee has ever been an officer or employee of our company, or had any other relationship requiring disclosure herein. None of our executive officers serve, or have served during the last fiscal year, as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Code of Conduct

We have adopted our Code of Conduct, which applies to all of our directors, officers, employees, consultants, and certain designated agents in connection with their work for us. The full text of our Code of Conduct is posted on our website at https://investors.allurion.com. We intend to disclose future amendments to, or waivers of, our Code of Conduct, as and to the extent required by SEC regulations, at the same location on our website identified herein or in public filings. Information contained on our website is not incorporated by reference into this Amendment No. 1, and you should not consider information contained on our website to be part of this Amendment No. 1.

Board Leadership Structure and Board's Role in Risk Oversight

Krishna Gupta and Omar Ishrak are co-chairmen of the Board of Directors, and Mr. Ishrak is our lead independent director. Our co-chairmen preside at all meetings of our Board of Directors. Currently, the role of the co-chairmen of the Board is separated from the role of Chief Executive Officer. Separating these positions allows our Chief Executive Officer to focus on our day-to-day business, while allowing the co-chairmen to lead the Board of Directors in its fundamental role of providing advice to and independent oversight of management.

The Board of Directors has not adopted a position description for the co-chairmen. However, there is a shared understanding on the Board of Directors of the co-chairmen’s responsibilities. The co-chairmen’s primary role is to provide leadership to the Board of Directors and its committees, including chairing meetings in a manner that facilitates open discussions and expressions of competing views. The co-chairmen are also responsible for, among other things, assisting the Board in obtaining information required for the performance of its duties, retaining appropriately qualified and independent advisors as needed, working with the Board of Directors to support board development and to ensure a proper committee structure is in place, providing a link between the Board of Directors and management, and acting in an advisory capacity to the Chief Executive Officer in all matters concerning the interests and management of Allurion.

Our Board of Directors recognizes the time, effort, and energy that the Chief Executive Officer must devote to his position in the current business environment, as well as the commitment required to serve as the chairman of the Board of Directors. Our Board of Directors also believes this leadership structure ensures a greater role for the non-management directors in the oversight of our company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of our Board.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. As a medical device manufacturer, we face a number of risks, including risks related to patient safety, our financial condition, development and commercialization activities, operations, strategic direction, and intellectual property.

Management is responsible for the day-to-day management of risks we face, while our Board of Directors, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

The role of the Board of Directors in overseeing the management of our risks is conducted primarily through committees of the Board of Directors, as disclosed in the descriptions of each of the committees above and in the charters of each of the committees. The full Board of Directors (or the appropriate committee in the case of risks that are under the purview of a particular committee) discusses with management our major risk exposures, their potential impact on us, and the steps we take to manage them. When a committee is responsible for evaluating and overseeing the management of a particular risk or risks, the chairperson of the relevant committee reports on the discussion to the full Board of Directors during the committee reports portion of the next Board of Directors meeting. This enables the Board and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.

Enterprise Risk Management Policy

In support of our risk management strategy, we have adopted an Enterprise Risk Management Policy (the “ERM Policy”). The ERM Policy governs our risk management practices and establishes responsibilities and processes for the identification, classification, analysis, treatment/mitigation, prevention and governance of all risks to us - defined as anything that could reasonably be expected to have a material adverse impact on the achievement of our strategic objectives and operational goals. The goal of the ERM Policy is to ensure that risks and related exposures are aligned with our strategic objectives, as well as risk tolerances set by the Board. The ERM policy is implemented through a framework guided by internal key principles as well as those outlined by the Committee of Sponsoring Organizations of the Treadway Commission.

Item 11. Executive Compensation.

We have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” and “emerging growth companies” as such terms are defined in the rules promulgated under the Securities Act of 1933, as amended (the "Securities Act"). As a result of the Business Combination completed on August 1, 2023, share amounts presented for periods prior to the Business Combination have been retroactively converted by application of the exchange ratio of 0.9780. For more information regarding the Business Combination, see our Original Form 10-K.

This section discusses the compensation awarded to, earned by, or paid to Allurion's chief executive officer and two other most highly compensated executive officers who were serving as executive officers as of December 31, 2023 (our "Named Executive Officers" or “NEOs”). Our Named Executive Officers for the fiscal year ended December 31, 2023 were:

•
Shantanu Gaur, M.D., our Chief Executive Officer;
•
Christopher Geberth, our Chief Financial Officer; and
•
Benoit Chardon, our former Chief Commercial Officer.

2023 Summary Compensation Table

The following table presents information regarding the compensation awarded to, earned by or paid to our NEOs for services rendered during the fiscal years ended December 31, 2023 and December 31, 2022.

Name and Principal Position	Year	Salary ($)		Bonus ($) (1)	Option Awards ($) (2)	Non-equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Dr. Shantanu Gaur	2023	354,875	(5)	296,751	—	—	9,600	661,226
Chief Executive Officer	2022	295,000		—	2,605,904	79,761	9,100	2,989,765
Christopher Geberth	2023	280,650	(5)	255,342	—	—	6,600	542,592
Chief Financial Officer	2022	319,087		—	844,510	83,760	6,100	1,253,457
Benoit Chardon (6)	2023	176,676	(7)	280,037	—	37,026	367,778	861,517
Former Chief Commercial Officer	2022	358,153		9,389	—	291,450	—	658,992

(1) Amounts reported in this column include the following amounts: (i) for Dr. Gaur, a $200,000 bonus in connection with our Business Combination, and a $96,751 retention bonus, (ii) for Mr. Geberth, a $150,000 bonus in connection with our Business Combination, and a $105,342 , and (iii) for Mr. Chardon, a $280,037 retention bonus. Retention bonuses represent incentive awards made to executives for their continued employment through a target date.

(2) Amounts shown reflect the grant date fair value of stock options granted during such fiscal year, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, excluding any estimates of forfeitures related to service-based vesting conditions. For information regarding assumptions underlying the valuation of equity awards, see Note 14 to our consolidated financial statements included in the Original Form 10-K. The amounts reported in this column reflect the accounting cost for the option awards, and do not correspond to the actual economic value that may be recognized by holders upon the vesting or exercise of the applicable awards.

(3) For Dr. Gaur and Mr. Geberth, amounts reflect performance-based cash bonuses. For Mr. Chardon, amount reflects commissions earned as a member of our commercial team. See “Narrative to the Summary Compensation Table — Non-equity Incentive Plan Compensation” below for a description of the material terms pursuant to which this compensation was awarded.

(4) For the 2023 fiscal year, amounts reported in this column include the following amounts: (i) for Dr. Gaur, $3,000 in payments in lieu of medical coverage, and $6,600 of 401(k) plan employer contributions, (ii) for Mr. Geberth, $6,600 of 401(k) plan employer contributions, and (iii) for Mr. Chardon, a €156,740 termination fee and €183,260 paid pursuant to a settlement agreement. For the 2022 fiscal year, amounts reported in this column include the following: (i) for Dr. Gaur, $3,000 in payments in lieu of medical coverage, and $6,100 of 401(k) plan employer contributions, and (ii) for Mr. Geberth, $6,100 of 401(k) plan employer contributions.

(5) To preserve our cash prior to the Business Combination, Dr. Gaur's and Mr. Geberth's annual base salary was reduced to $36,000 from April 15, 2023 to July 31, 2023, and Mr. Chardon's consulting fees were adjusted from January 1, 2023 to July 31, 2023.

(6) For Mr. Chardon, amounts reported in the “Salary”, “Bonus” and “All Other Compensation” columns have been converted to USD at an exchange rate of 1 Euro to 1.0817 USD, which represents the average annual exchange rate published by the Federal Reserve Bank for 2023.

(7) Amount represents annual base consulting fees of €340,000.

Narrative to Summary Compensation Table

Base Salaries

We use base salaries to recognize the experience, skills, knowledge, and responsibilities required of all our employees, including our Named Executive Officers. Base salaries are reviewed annually and adjusted from time to time to align salaries with market levels after taking into account individual responsibilities, performance, and experience. For the year ended December 31, 2023, the annual base salaries for each of Dr. Gaur and Mr. Geberth were initially $303,850 and $328,660, respectively, and were reduced to $36,000 from April 15, 2023 to July 31, 2023 in order to preserve our cash prior to the consummation of the Business Combination. Effective as of the closing of the Business Combination, the annual base salaries of Dr. Gaur and Mr. Geberth were increased to $620,000 and $425,000, respectively. For the year ended December 31, 2023, Mr. Chardon was paid base annual consulting fees equal to €340,000.

Non-equity Incentive Plan Compensation

Each of Dr. Gaur and Mr. Geberth are eligible to earn a performance-based annual cash bonus based on achievement of pre-established company and individual performance criteria established by our Board of Directors or Compensation Committee in their discretion. For 2023, the target annual bonus for each of Dr. Gaur and Mr. Geberth was initially equal to 30% of annual base salary, and was increased to 80% of Dr. Gaur's annual base salary and 50% of Mr. Geberth's annual base salary in connection with the closing of the Business Combination. No annual performance bonuses were paid for fiscal 2023. Mr. Chardon was eligible to earn quarterly commission compensation based on achievement of specified company performance criteria established by our Board or Directors in its discretion. For 2023, Mr. Chardon’s target commission compensation was equal to 40% of his annual base consulting fees.

Equity Compensation

Although we do not yet have a formal policy with respect to the grant of equity incentive awards to our NEOs, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives with our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our executive officers to remain in our employment during the vesting period.

Independent Compensation Consultant

In assessing and setting the compensation of our Named Executive Officers, the Compensation Committee has engaged Pearl Meyer & Partner LLC ("Pearl Meyer") as its independent compensation consultant. Pearl Meyer advises the Compensation Committee on best practices in executive compensation and provides the Compensation Committee with market data in an effort to ensure our compensation program is competitive and designed to attract, retain, and incentivize our Named Executive Officers.

Employment Arrangements with our Named Executive Officers

Effective upon the closing of the Business Combination, we entered into new employment agreements with each of Dr. Gaur and Mr. Geberth and a new corporate officer agreement with Mr. Chardon, which set forth the terms and conditions of each executive’s employment or consulting relationship. The new agreements supersede and replace each NEO’s prior employment or consulting arrangement and provide for specified payments and benefits in connection with a termination of the NEO’s employment or consulting relationship in certain circumstances. Our goal in providing these severance payments and benefits is to offer sufficient cash continuity protection such that the NEOs will focus their full time and attention on the requirements of the business rather than the potential implications for their respective positions. We prefer to have certainty regarding the potential severance amounts payable to the NEOs, rather than negotiating severance at the time that a NEO’s employment or other service relationship terminates. We have also determined that accelerated vesting provisions with respect to outstanding equity awards in connection with a qualifying termination of employment in certain circumstances are appropriate to encourage our NEOs to stay focused on the business in those circumstances, rather than focusing on the potential implications for them personally. The material terms of each NEO’s employment or consulting arrangements are summarized below.

Employment Agreement with Dr. Shantanu Gaur

We have entered into an employment agreement with Dr. Gaur, effective August 1, 2023, pursuant to which we employ Dr. Gaur as our Chief Executive Officer on an “at will” basis. Dr. Gaur’s employment agreement provides that his initial annual base salary is $620,000, and is subject to periodic review by our Board of Directors or Compensation Committee. In addition, the employment agreement provides that Dr. Gaur is eligible to receive annual cash bonuses, which the target annual amount shall be 80% of his annual base salary. Dr. Gaur is also eligible to participate in the employee benefit plans generally available to our employees, subject to the terms of such plans.

In the event of a termination of Dr. Gaur’s employment by Allurion without “cause” (as defined in his employment agreement) or by his resignation for “good reason” (as defined in his employment agreement), subject to Dr. Gaur’s execution and non-revocation of a separation agreement containing, among other things, a release of claims in favor of Allurion and its affiliates, Dr. Gaur will be entitled to receive (i) base salary continuation for 12 months following his termination date, and (ii) subject to Dr. Gaur’s election to receive continued health benefits under COBRA, payment of the full cost of such continuation coverage plus any administration fee until the earliest of (A) 12 months following termination; (B) the date he becomes eligible for group medical plan benefits under any other employer’s group medical plan; or (C) the expiration of Dr. Gaur’s COBRA health continuation period.

In addition, in lieu of the payments and benefits described above, in the event that Dr. Gaur’s employment is terminated by us without “cause” or by him for “good reason,” in each case, within three months prior to or 12 months following a “sale event” (as defined in our 2023 Stock Option and Incentive Plan, or “2023 Plan”), and subject to Dr. Gaur’s execution and non-revocation of a separation agreement containing, among other things, a release of claims in favor of Allurion and its affiliates, Dr. Gaur will be entitled to receive (i) an amount in cash equal to 1.5 times the sum of (x) Dr. Gaur’s then-current base salary (or, his base salary in effect immediately prior to the sale event, if higher) and (y) Dr. Gaur’s target annual bonus for the then-current year (or, his target annual bonus in effect immediately prior to the sale event, if higher); (ii) full acceleration of vesting of all outstanding time-based equity awards held by Dr. Gaur; and (iii) subject to Dr. Gaur’s election to receive continued health benefits under COBRA, payment of the full cost of such continuation coverage plus any administration fee until the earliest of (A) 18 months following termination; (B) the date he becomes eligible for group medical plan benefits under any other employer’s group medical plan; or (C) the expiration of Dr. Gaur’s COBRA health continuation period. The cash severance payable to Dr. Gaur upon a termination of employment is generally payable in lump sum within 60 days following the date of termination, subject to limited exceptions.

Employment Agreement with Mr. Christopher Geberth

We have entered into an employment agreement with Mr. Geberth effective August 1, 2023, which provides that his initial annual base salary is $425,000, and is subject to periodic review by our Board of Directors or Compensation Committee. In addition, the employment agreement provides that Mr. Geberth is eligible to receive annual cash bonuses, which target annual amount shall be 50% of his annual base salary. Mr. Geberth is also eligible to participate in the employee benefit plans generally available to our employees, subject to the terms of such plans.

In the event of a termination of Mr. Geberth’s employment by Allurion without “cause” (as defined in his employment agreement) or by his resignation for “good reason” (as defined in his employment agreement), subject to Mr. Geberth’s execution and non-revocation of a separation agreement containing, among other things, a release of claims in favor of Allurion and its affiliates, Mr. Geberth will be entitled to receive (i) base salary continuation for nine months following his termination date, and (ii) subject to Mr. Geberth’s election to receive continued health benefits under COBRA, payment of the full cost of such continuation coverage plus any administration fee until the earliest of (A) 12 months following termination; (B) the date he becomes eligible for group medical plan benefits under any other employer’s group medical plan; or (C) the expiration of Mr. Geberth’s COBRA health continuation period.

In addition, in lieu of the payments and benefits described above, in the event that Mr. Geberth’s employment is terminated by us without “cause” or by him for “good reason,” in each case, within three months prior to or 12 months following a “sale event” (as defined in our 2023 Plan), and subject to Mr. Geberth’s execution and non-revocation of a separation agreement containing, among other things, a release of claims in favor of Allurion and its affiliates, Mr. Geberth will be entitled to receive (i) an amount in cash equal to 1.0 times the sum of (x) Mr. Geberth’s then-current base salary (or, his base salary in effect immediately prior to the sale event, if higher) and (y) Mr. Geberth’s target annual bonus for the then-current year (or, his target annual bonus in effect immediately prior to the sale event, if higher); (ii) full acceleration of vesting of all outstanding time-based equity awards held by Mr. Geberth; and (iii) subject to Mr. Geberth’s election to receive continued health benefits under COBRA, payment of the full cost of such continuation coverage plus any administration fee until the earliest of (A) 12 months following termination; (B) the date he becomes eligible for group medical plan benefits under any other employer’s group medical plan; or (C) the expiration of Mr. Geberth’s COBRA health continuation period. The cash severance payable to Mr. Geberth upon a termination of employment is generally payable in lump sum within 60 days following the date of termination, subject to limited exceptions.

Termination Agreement and Settlement Agreement with Mr. Benoit Chardon

Effective as of September 1, 2023, we entered into a corporate officer agreement with Mr. Chardon and Benoit Chardon Consulting, a French socie´te´ a’responsabilite´ limite´e that was solely owned by Mr. Chardon (“BCC”), pursuant to which BCC agreed to serve as Managing Director of Allurion France, a French socie´te´ par actions simplifie´e and wholly-owned subsidiary of Allurion (“Allurion France”). The corporate officer agreement provided that BCC would receive base consulting fees of €28,333.33 per month and additional variable compensation subject to the incentive plan terms issued annually by Allurion and conditional on meeting Allurion France and personal performance goal attainment as defined each year by Allurion.

The corporate officer agreement was terminated as of December 31, 2023, pursuant to a Termination Agreement (as defined herein), which provided for payment to BCC of a lump-sum termination fee of €156,740. Additionally, in connection with his departure, we entered into a settlement agreement with Mr. Chardon, pursuant to which we agreed to pay Mr. Chardon €183,260, which amount was used by Mr. Chardon in payment of the exercise price of his vested options.

Outstanding Equity Awards at 2023 Fiscal Year End

The following table sets forth information concerning outstanding equity awards held by each of our NEOs as of December 31, 2023:

Option Awards
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) (Exercisable) (1)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (1)	Option Exercise Price ($) (1)	Option Expiration Date
Dr. Shantanu Gaur	08/03/2017 03/05/2020(2) 12/20/2022(4)	__ 01/01/2020 12/08/2022	171,149 47,880 536,316	__ 1,019 429,052	1.13 1.17 4.51	08/02/2027 03/04/2030 12/19/2032
Christopher Geberth	02/11/2021(3) 12/07/2021(3) 12/20/2022(4)	11/16/2020 01/01/2022 12/08/2022	94,234 35,146 173,807	28,015 38,203 139,045	0.95 1.88 4.51	02/10/2031 12/06/2031 12/19/2032
Benoit Chardon	03/05/2020(2) 12/31/2020(3) 12/07/2021(3) 12/07/2020(3)	01/01/2020 07/01/2020 01/01/2022 01/01/2023	__ __ __ __	510(5) 4,279(5) 12,734(5) 7,641(5)	1.17 0.95 1.88 1.88	03/04/2030 12/28/2030 12/06/2031 12/06/2031

(1) Amounts reported have been adjusted to reflect the closing of the Business Combination.

(2) This option vests in 48 equal monthly installments following the vesting commencement date, subject to the executive’s continuing service relationship on each vesting date.

(3) This option vests with respect to 25% of the shares on the first anniversary of the vesting commencement date, with the remaining shares vesting in 36 equal monthly installments thereafter, subject to the executive’s continuing service relationship on each vesting date.

(4) This option vests in 36 equal monthly installments beginning on the last date of each one-month period following the vesting commencement date, subject to the executive’s continuing service relationship on each vesting date. Upon the consummation of the Business Combination, one-third of the then unvested shares subject to the option accelerated and vested.

(5) Each of Mr. Chardon's unvested option awards terminated on December 31, 2023 in connection with his departure.

Additional Narrative Disclosure

Employee Benefits

Our Named Executive Officers who are employees are eligible to participate in our welfare benefit plans, including medical, dental, vision, basic life and accidental death & dismemberment, and short-term and long- term disability insurance benefits, in each case on the same basis as all of our other employees.

401(k) Plan

Allurion participates in the ADP TotalSource Retirement Savings Plan (the “401(k) Plan”), which provides eligible U.S. employees (including our Named Executive Officers who are employees) with an opportunity to save for retirement on a tax advantaged basis. Under the 401(k) Plan, eligible employees may defer eligible compensation subject to applicable annual contribution limits imposed by the Internal Code of 1986, as amended (the "Code"). Allurion’s employees’ contributions are allocated to each participant’s individual account and employees may begin participating after an initial 90 day waiting period. Under the provisions of the 401(k) Plan, Allurion makes 2% matching contributions and may make discretionary non-matching contributions, as determined by our Board of Directors. The 401(k) Plan is intended to be qualified under Section 401(a) of the Code with the 401(k) Plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) Plan.

Director Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by, or paid to Allurion's non-employee directors for service on our Board of Directors during the year ended December 31, 2023. Dr. Gaur, who is our Chief Executive Officer, also served on our Board of Directors, but did not receive any additional compensation for his service as a director and therefore is not included in the table below. Dr. Gaur’s compensation for his service, as our Chief Executive Officer, is set forth above under “Executive Compensation-Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)		RSU Awards ($) (1)(4)	Option Awards ($) (2)(4)	Total Compensation ($)
Omar Ishrak	43,750		195,415	—	239,165
Krishna Gupta	539,583	(3)	195,415	—	734,998
Michael Davin	33,333		195,415	111,810	340,558
Douglas Hudson	26,042		195,415	—	221,457
Nicholas Lewin	21,875		195,415	—	217,290

(1) Amounts shown reflect the grant date fair value of restricted stock units granted in 2023, calculated in accordance with FASB ASC Topic 718, excluding any estimates of forfeitures related to service-based vesting conditions. For information regarding assumptions underlying the valuation of equity awards, see Note 14 to our consolidated financial statements included in the Original Form 10-K. The amounts reported in this column reflect the accounting cost for the restricted stock unit awards, and do not correspond to the actual economic value that may be recognized by holders upon the vesting or settlement of the applicable awards.

(2) Amounts shown reflect the grant date fair value of stock options granted in 2023, calculated in accordance with FASB ASC Topic 718, excluding any estimates of forfeitures related to service-based vesting conditions. For information regarding assumptions underlying the valuation of equity awards, see Note 14 to our consolidated financial statements included in the Original Form 10-K. The amounts reported in this column reflect the accounting cost for the option awards, and do not correspond to the actual economic value that may be recognized by holders upon the vesting or exercise of the applicable awards.

(3) Amount shown for Mr. Gupta includes $500,000 of fees paid to KKG Enterprises and Remus Group Management (as defined below); Mr. Gupta is an affiliate of both. Refer to the section titled "Consulting Agreements with KKG Enterprises, LLC and Remus Group Management, LLC" under Item 12 below for further information.

(4) The following table provides information regarding the number of shares of our common stock, par value $0.0001 per share ("Common Stock") underlying stock options and restricted stock units held by our non-employee directors that were outstanding as of December 31, 2023:

Name	RSU Awards Outstanding at 2023 Year End (number of shares)	Option Awards Outstanding at 2023 Year End (number of shares) (1)
Omar Ishrak	45,235	—
Krishna Gupta	462,695	—
Michael Davin	45,235	161,367
Douglas Hudson	45,235	—
Nicholas Lewin	45,235	—

(1) Amount reflects outstanding stock options awarded to Mr. Davin in his capacity as a non-employee director, all of which are vested.

Non-Employee Director Compensation Policy

Effective as of August 2023, our Board of Directors adopted a non-employee director compensation policy (the "Director Compensation Policy") designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Under the policy, our non-employee directors are eligible to receive cash retainers (which are payable quarterly in arrears and prorated for partial years of service) and equity awards as set forth below. In addition, we reimburse non-employee directors for all reasonable out-of-pocket expenses incurred in attending meetings of our Board of Directors or committees. We do not pay additional compensation for attending individual meetings of our Board of Directors.

Annual Retainer for Board Membership	$45,000
Additional Annual Retainer for Non-Executive Chair	45,000
Additional Annual Retainer for Committee Membership
Audit Committee Chairperson	20,000
Audit Committee Member (other than Chairperson)	10,000
Compensation Committee Chairperson	15,000
Compensation Committee Member (other than Chairperson)	7,500
Nominating and Corporate Governance Committee Chairperson	10,000
Nominating and Corporate Governance Committee Member (other than Chairperson)	5,000

Initial Award: The Director Compensation policy provides that each non-employee director serving on our Board of Directors on August 1, 2023 and each new non-employee director later elected or appointed to our Board of Directors will be granted an initial, one-time restricted stock unit award with a value of $225,000 that will vest in equal annual installments over three years, subject to continued service as a director through each vesting date.

Annual Award: On the date of each annual meeting of stockholders, each continuing non-employee director (excluding any non-employee director that was initially elected or appointed to our Board of Directors within six months prior to such annual meeting) will receive an annual restricted stock unit award with a value of $150,000 that will vest in full on the earlier of the first anniversary of the date of grant and the date of the next annual meeting of stockholders, subject to continued service as a director through such vesting date unless the Board of Directors determines otherwise. The vesting of all outstanding initial restricted stock unit awards and annual restricted stock unit awards held by non-employee directors will fully accelerate upon a “sale event” (as defined in our 2023 Plan).

For purposes of determining the size of each restricted stock unit award, the Director Compensation Policy defines “value” as the product of (A) the average closing market price on the NYSE (or such other market on which our Common Stock is then principally listed) of one share of our Common Stock over the trailing 30-day period ending on the last day of the month immediately prior to the month of the grant date, and (B) the aggregate number of shares of our Common Stock underlying such award.

In addition, on October 18, 2017, the board of directors of Legacy Allurion (as defined in the Original Form 10-K) granted Mr. Davin an option to purchase 90,000 shares of Legacy Allurion common stock under our 2010 Plan (as defined below), which was converted into an option to purchase 88,019 shares of Common Stock upon consummation of the Business Combination and which was fully vested as of October 18, 2021. On March 5, 2020, the board of directors of Legacy Allurion also granted Mr. Davin an option to purchase 45,000 shares of Legacy Allurion common stock under our 2010 Plan, which was converted into an option to purchase 44,009 shares of Common Stock upon consummation of the Business Combination, and which vested with respect to twenty-five percent (25%) of the shares underlying such option on the one-year anniversary of the date of grant, and then vested in 36 equally monthly installments thereafter. On December 7, 2021, the board of directors of Legacy Allurion also granted Mr. Davin an option to purchase 30,000 shares of Legacy Allurion common stock under our 2020 Plan (as defined below), which was converted into an option to purchase 29,339 shares of Common Stock upon consummation of the Business Combination, and which vested in equal monthly installments over two years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2023, certain information concerning our equity compensation plans under which our equity securities are currently authorized for issuance.

	(a)		(b)	(c)
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and RSUs		Weighted-Average Exercise Price of Outstanding Options (1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
Equity compensation plans approved by stockholders (2)	4,529,673	(3)	$2.42	9,001,836	(4)(5)
Equity compensation plans not approved by stockholders	—		—	—
Total	4,529,673		$2.42	9,001,836

(1) Represents the weighted average exercise price of outstanding stock options and warrants. Outstanding restricted stock units are not included in such weighted average exercise price calculations because restricted stock units do not have an exercise price.

(2) Includes our 2010 Stock Incentive Plan (our “2010 Plan”), our Amended and Restated 2020 Stock Option and Grant Plan (our “2020 Plan”), our 2023 Plan, and our 2023 Employee Stock Purchase Plan (our "ESPP").

(3) Consists of (i) 3,886,038 shares of Common Stock issuable upon the exercise of outstanding stock options and (ii) 643,635 shares of common stock issuable upon vesting of restricted stock units.

(4) As of December 31, 2023, there were 7,579,527 shares of Common Stock available for grant under our 2023 Plan, no shares available for grant under our 2010 Plan or 2020 Plan, and 1,422,309 shares of Common Stock available for grant under our ESPP. Amounts do not include the 4,019,063 shares of Common Stock which were added to the number of shares reserved and available for issuance under the 2023 Plan on January 1, 2024 or the 803,813 shares of Common Stock which were added to the number of shares reserved and available for issuance under the ESPP on January 1, 2024, in each case in accordance with the automatic annual increases described in footnote 5 below.

(5) Our 2023 Plan provides that the number of shares reserved for issuance under the plan will automatically increase on January 1, 2024 and each January 1 thereafter through January 1, 2033 by 5% of the number of fully diluted outstanding shares of our Common Stock as of the immediately preceding December 31 or such lesser amount as determined by our Board of Directors or Compensation Committee. Our ESPP provides that the number of shares reserved for issuance under the plan will automatically increase on January 1, 2024 and each January 1 thereafter by the least of (i) 1% of the fully diluted outstanding shares of our Common Stock as of the immediately preceding December 31, (ii) 1,600,000 shares of our Common Stock, or (iii) such lesser number of shares as determined by our Compensation Committee.

Principal Stockholders

The following table sets forth information regarding the beneficial ownership of shares of our Common Stock, as of April 19, 2024, in each case, by:

•
each person who is known to us to be the beneficial owner of more than 5% of the issued and outstanding shares of our Common Stock;
•
each of our directors and named executive officers; and
•
all of our directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options, restricted stock units, and warrants that are currently exercisable or releasable or exercisable or releasable within 60 days.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of voting shares beneficially owned by them. Unless otherwise noted, the business address of each of those listed in the table is c/o Allurion Technologies, Inc., 11 Huron Drive, Natick, MA 01760.

The beneficial ownership of the shares of our Common Stock is based on 47,919,610 shares of our Common Stock issued and outstanding as of April 19, 2024.

Name and Address of Beneficial Owner	Number of Shares	% of Ownership
Directors and Named Executive Officers:
Shantanu Gaur(1)	2,396,518	4.9%
Krishna Gupta(2)	5,733,597	11.9%
Omar Ishrak(3)(10)	3,972,939	8.3%
Chris Geberth(4)	356,608	*
Benoit Chardon(5)	199,183	*
Michael Davin(6)	226,554	*
Larson Doug Hudson	—	—
Nicholas Lewin	—	—
Milena Alberti-Perez	—	—
All Current Directors and Executive Officers as a Group (Ten Persons) (7)	14,534,929	29.3%
Five Percent Holders:
Romulus Growth Allurion L.P.(8)	4,151,846	8.7%
Omar Ishrak(3)(10)	3,972,939	8.3%
RTW(9)	3,936,903	8.1%
Compute Health Sponsor LLC(10)	3,262,711	6.8%
Jean Nehame(10)	3,262,711	6.8%
Joshua Fink(10)	3,262,711	6.8%
Citadel Advisors LLC(11)	2,563,726	5.4%
Amarat Investments Limited(12)	2,386,405	5.0%

*Less than one percent.

(1) Consists of (i) 1,003,090 shares of Common Stock held by The Shantanu K. Gaur Revocable Trust Of 2021, of which Shantanu K. Gaur and Neha Gaur serve as trustees, (ii) 547,679 shares of Common Stock held by The Gaur Family Irrevocable Trust Of 2021, of which Steven M. Burke, Esq. and Neha Gaur serve as trustees and which Ms. Gaur has voting and dispositive control, and (iii) 845,749 shares of Common Stock issuable upon exercise of options within 60 days of April 19, 2024.

(2) Consists of (i) 3,124,244 shares of Common Stock held by Romulus Growth Allurion L.P., (ii) 72,953 shares of Common Stock held by Romulus Capital I, L.P., (iii) 73,349 shares of Common Stock issuable upon exercise of a warrant held by Romulus Capital I, L.P., (iv) 881,300 shares of Common Stock held by Romulus Allurion Special Opportunity L.P., (v) 538,101 shares of Common Stock held by Samin Capital LLC, (vi) 939,285 shares of Common Stock held by Krishna Gupta, and (vii) 104,365 shares of Common Stock issuable upon vesting of restricted stock units held by Krishna Gupta within 60 days of April 19, 2024. Krishna Gupta is the general partner of Romulus Allurion Special Opportunity L.P., Romulus Growth Allurion L.P., and Romulus Capital I, L.P., and the manager of Samin Capital LLC.

(3) Consists of (i) 710,228 shares held by Omar & Helen Ishrak Living Trust and (ii) 3,262,711 shares held by the Sponsor.

(4) Consists of 356,608 shares of Common Stock issuable upon exercise of options within 60 days of April 19, 2024.

(5) Consists of 199,183 shares of Common Stock.

(6) Consists of (i) 65,187 shares of Common Stock and (ii) 161,367 shares of Common Stock issuable upon exercise of options within 60 days of April 19, 2024.

(7) See footnotes 1 through 6 above. Includes (i) 1,662,896 shares of Common Stock and (ii) 185,817 shares of Common Stock issuable upon exercise of options within 60 days of April 19, 2024, each held by Ram Chuttani.

(8) Consists of (i) 3,124,244 shares of Common Stock held by Romulus Growth Allurion L.P., (ii) 72,953 shares of Common Stock held directly by Romulus Capital I, L.P. and 73,349 shares of Common Stock issuable upon exercise of a warrant held by Romulus Capital I, L.P., and (iii) 881,300 shares of Common Stock held by Romulus Allurion Special Opportunity L.P. Krishna Gupta is the general partner of Romulus Allurion Special Opportunity L.P., Romulus Growth Allurion L.P., and Romulus capital I, L.P. The address of each of the entities is 151 Tremont Street Suite 6F Boston, MA 02111.

(9) Beneficial ownership is as of April 16, 2024, based solely on a Schedule 13D/A filed jointly on April 17, 2024 with the SEC by RTW and Roderick Wong, M.D. Consists of 3,936,903 shares of Common Stock beneficially owned by RTW, including 479,196 shares of Common Stock underlying the convertible senior secured notes (the "Notes") issuable to certain RTW entities and RTW, as agent to the Purchasers. RTW, in its capacity as the investment manager of those certain RTW entities, has the power to vote and the power to direct the disposition of the shares held by RTW. Accordingly, RTW may be deemed to be the beneficial owner of such securities. Roderick Wong, M.D., as the Managing Partner of RTW, has the power to direct the vote and disposition of the securities held by RTW. Dr. Wong disclaims beneficial ownership of the shares held by RTW, except to the extent of his pecuniary interest therein. The address and principal office of RTW is 40 10th Avenue, Floor 7, New York, NY 10014, and the address of Dr. Wong and each of the RTW entities is c/o RTW Investments, LP, 40 10th Avenue, Floor 7, New York, NY 10014.

(10) Consists of 3,262,711 shares of Common Stock held by the Sponsor. The Sponsor is managed by each of Drs. Nehmé and Ishrak and Mr. Fink. As a result of the foregoing, each of Drs. Nehmé and Ishrak and Mr. Fink may be deemed to beneficially own shares held by the Sponsor.

(11) Beneficial ownership is as of December 31, 2023, based solely on a Schedule 13G/A filed jointly on February 14, 2024 with the SEC by Citadel Advisors LLC, a Delaware limited liability company (“Citadel Advisors”), Citadel Advisors Holdings LP, a Delaware limited partnership (“CAH”), Citadel GP LLC, a Delaware limited liability company (“CGP”), Citadel Securities LLC, a limited liability company (“Citadel Securities”), Citadel Securities Group LP (“CALC4”), a Delaware limited partnership, Citadel Securities GP LLC (“CSGP”), a Delaware limited liability company, and Kenneth Griffin, a U.S. citizen, with respect to shares owned by Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”), and Citadel Securities. Citadel Advisors is the portfolio manager for CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP and owns a controlling interest in CGP and CSGP. Mr. Griffin has shared voting and dispositive power over 2,563,726 shares of Common Stock, Citadel Advisors, CAH, and CGP have shared voting and dispositive power over 2,555,436 shares of Common Stock, and Citadel Securities, CALC4, and CSGP have shared voting and dispositive power over 8,290 shares of Common Stock. The address of each of these persons is Southeast Financial Center, 200 S. Biscayne Blvd., Suite 3300, Miami, Florida 33131.

(12) Consists of 2,386,405 shares of Common Stock held by Amarat Investments Limited. The address of Amarat Investments Limited is 44 Esplande, St. Helier, Jersey, JE49WG.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

Other than the compensation agreements and other arrangements described under “Executive Compensation” and “Director Compensation” in this Amendment No. 1 and the transactions described below, since January 1, 2023, there has not been and there is not currently proposed any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 (or, if less, 1% of the average of our total assets at year end for the last two completed fiscal years) and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

PIPE Investment

Certain investors (“PIPE Investors”) related to Legacy Allurion (as defined in the Original Form 10-K) entered into PIPE subscription agreements (“PIPE Subscription Agreements”) with Compute Health and us, pursuant to which they subscribed for shares of our Common Stock in connection with a private placement pursuant. The PIPE Investors made a private investment in the aggregate amount of $37.9 million on the terms and conditions set forth in the PIPE Subscription Agreements. Such PIPE Investors who participated in the PIPE Investment include Michael Davin (30,824 shares), who is one of our directors, Omar

Ishrak (710,228 shares), who is one of our directors, and RTW (2,130,681 shares), who has the right to designate an independent director nominee to be elected by our stockholders. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Allurion — Recent Developments — PIPE Investment” in the Original Form 10-K for additional information.

Gaur Contribution Agreement

On May 2, 2023, the Shantanu K. Gaur Revocable Trust of 2021 (the “Gaur Trust”) and we entered into the Gaur Contribution Agreement, pursuant to which, among other things, upon the terms and subject to the conditions set forth therein, the Gaur Trust agreed to contribute, as a contribution of capital, 79,232 shares of our Common Stock (the “Gaur Trust Contributed Shares”). The Gaur Trust’s contribution of the Gaur Trust Contributed Shares was effective immediately following the consummation of the Business Combination between us and Compute Health and the transactions contemplated thereby. See the subsection entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Allurion — Recent Developments — Gaur Contribution Agreement” in the Original Form 10-K for additional information.

RSU Forfeiture Agreement

On May 2, 2023, Krishna Gupta, a member of our Board of Directors, entered into the RSU Forfeiture Agreement, pursuant to which, among other things, upon the terms and subject to the conditions set forth therein, Mr. Gupta agreed to forfeit 79,232 restricted stock units (the “Forfeited RSUs”). The Forfeited RSUs were terminated and cancelled without consideration therefor immediately following the consummation of the transactions contemplated by the Business Combination Agreement between Allurion and Compute Health and other parties thereto, dated as of February 9, 2023, as amended from time to time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Allurion — Recent Developments — RSU Forfeiture Agreement” in the Original Form 10-K for additional information.

2023 Convertible Note Incremental Financing

On February 15, 2023, we sold a $13 million convertible bridge note (the “HVL Bridge Note”) to Hunter Ventures Limited (“HVL”) and entered into a side letter agreement with HVL (the “Side Letter”), who is a limited partner of Romulus Growth Allurion L.P., which is a fund affiliated with Krishna Gupta (a member of our Board of Directors; in addition, entities affiliated with him hold more than 5% of our outstanding capital stock) (the “Initial Financing”). In connection with the refinancing of the Initial Financing, we entered into a Termination Agreement with HVL, pursuant to which the Side Letter was terminated, effective as of May 2, 2023 (the “HVL Termination Agreement”).

The HVL Termination Agreement provided us, upon the terms and subject to the conditions set forth therein, the right to prepay, in one or more transactions, all or a portion of the outstanding principal amount, plus accrued interest, under the HVL Bridge Note, including by way of (a) a $2 million prepayment, $1.5 million of which was deemed a prepayment penalty and (b) immediately prior to the consummation of the Business Combination, an additional payment of at least $6 million under the HVL Bridge Note by way of (i) payment in cash by us and/or (ii) the sale and transfer of all or any portion of the HVL Bridge Note, equivalent in value to the portion of the additional payment to be repaid pursuant to this clause (b)(ii), to any person or persons designated in writing by us.

In addition, under the HVL Termination Agreement, upon the terms and subject to the conditions set forth therein, we agreed to issue to HVL 387,696 additional shares of our Common Stock.

For more information about the 2023 Convertible Note Incremental Financing and the HVL Bridge Note, see the subsection entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Allurion — 2023 Convertible Note Incremental Financing” in the Original Form 10-K.

Investment by Former Chief Commercial Officer

On June 24, 2023, Legacy Allurion sold a $200,000 Bridge Note to its former Chief Commercial Officer, Benoit Chardon.

Investor Rights Agreement

Immediately prior to the closing of the Business Combination, we entered into the Investor Rights Agreement. For more information about the Investor Rights Agreement, see the section entitled “Description of Securities—Investor Rights Agreement” in the Original Form 10-K.

Consulting Agreements with KKG Enterprises, LLC and Remus Group Management, LLC

In the first quarter of 2023, we entered into consulting agreements with KKG Enterprises, LLC (“KKG Enterprises”) and Remus Group Management, LLC (“Remus Group Management”) to assist us in building out our AI platform, augment our AI advisory board, and provide advisory services related to the Business Combination. These agreements were tied to board-related work by Krishna Gupta, who is a member of our Board of Directors, CEO of Remus Group Management, principal at KKG

Enterprises, and affiliated with Romulus Capital, a stockholder. The agreements included payments of $0.2 million to KKG Enterprises and $0.3 million to Remus Group Management, and were terminated in June 2023.

Allurion Middle East Medical Instruments Trading, LLC

Allurion Middle East Medical Instruments Trading, LLC (“Allurion Middle East”) is Allurion’s subsidiary in the United Arab Emirates (the “UAE”). Per the law of the UAE, the majority owner of a UAE limited liability company must be a UAE entity. Pursuant to the Second Restated Memorandum of Association of Allurion Middle East Medical Instruments Trading (the "MoA"), Shuraa Management & Consultancy LLC is a 51% owner of Allurion Middle East; Allurion owns the remaining 49%.

Allurion Middle East was established to carry on the business of medical, surgical equipment, and instruments trading in the Middle East on behalf of Allurion. Allurion Middle East is permitted to enter into agreements and act as an agent on Allurion's behalf. Allurion Middle East’s capital is AED 300,000 divided into 300 non-divisible shares, par value AED 1,000. The capital is fully paid in cash and divided as follows: Shuraa Management & Consultancy LLC received 153 shares at a value of AED 153,000 and holds 51% in capital. Allurion holds 147 shares for a value of AED 147,000 and holds 49% in capital. New shares may be issued at any time to increase capital or by transferring the available reserve to share capital by a resolution of the board. Shares are assignable. Under the MoA, transfers are not permitted where they would reduce the UAE national partner’s hold in the capital below 51% unless the number of partners is reduced to below 2 or increased to above 50. Profits from Allurion Middle East are distributed 20% to Shuraa Management and Consultancy LLC and 80% to Allurion.

On February 2, 2022, Allurion Middle East entered into a one-year lease agreement with Shuraa Business Centre Branch (“SBCB”), an affiliate of Shuraa Management & Consultancy LLC. On August 29, 2022, Allurion Middle East entered into a second one-year lease agreement with SBCB. Under each lease, Allurion Middle East pays to SBCB AED 41,500 and AED 35,000 per year, respectively, plus a AED 3,000 refundable security deposit and 5% VAT. These leases automatically renew after one year as agreed to by the parties. On February 2, 2024, Allurion Middle East entered into a six-month lease agreement with SBCB in lieu of the second annual renewal of its one-year lease agreement entered into on February 2, 2022. Cancellation of these contracts is not permitted until the seventh month and requires a two month notice period. Standard indemnity provisions exist.

Corporate Officer Agreement and Termination Agreement

Effective as of September 1, 2023, we entered into a corporate officer agreement with Benoit Chardon, then our Chief Commercial Officer, and Benoit Chardon Consulting, a French socie´te´ a’ responsabilite´ limite´e that is solely owned by Mr. Chardon (“BCC”), pursuant to which BCC served as Managing Director of Allurion France. The corporate officer agreement provided that BCC would receive base consulting fees of €28,333.33 per month and additional variable compensation subject to the incentive plan terms issued annually by Allurion and conditional on meeting Allurion France and personal performance goal attainment defined each year by Allurion.

On December 12, 2023, Mr. Chardon, BCC and Allurion France entered into a Termination Agreement (the "Termination Agreement"), pursuant to which the parties agreed to terminate the Corporate Officer Agreement by and among BCC, Mr. Chardon and Allurion France. By virtue of the Termination Agreement, the parties mutually agreed to terminate the Corporate Officer Agreement as of December 31, 2023 (the "Departure Date"). Pursuant to the Termination Agreement, BCC resigned from its duties as managing director of Allurion France effective as of the Departure Date and Allurion paid BCC all amounts due to it under the Corporate Officer Agreement for monthly consulting fees through the Departure Date and its variable compensation due for the third quarter of 2023. In addition, Allurion paid BCC a lump-sum termination fee of €156,740. The Termination Agreement contains a mutual release and non-disparagement provision as well as a non-solicitation provision by BCC in favor of Allurion France.

Paris Lease Agreement

LNMP JPBC Investment, a French entity, was the lessor under the 56 Rue des Petites Ecuries, Paris Lease (the “56 Rue des Petites Ecuries Lease”), pursuant to which we leased certain space for company purposes. LNMP JPBC Investment is partially owned by Benoit Chardon, our former Chief Commercial Officer. Under the 56 Rue des Petites Ecuries Lease, Allurion paid monthly rent of €9,284. The 56 Rue des Petites Ecuries Lease had a three year term, which began in August 2022, and was renewable by agreement between Allurion and LNMP JPBC Investment. This lease was terminated in February 2024.

Indemnification Agreements

We entered into indemnification agreements with our directors and executive officers. The indemnification agreements and our Charter and Bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by law.

Executive Officer and Director Compensation Arrangements

See the sections entitled “Executive Compensation” and “Director Compensation” above for information regarding compensation arrangements with our executive officers and directors, which include, among other things, employment, termination of employment and change in control arrangements, stock awards and certain other benefits.

Related Person Transaction Policy

We have adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions

A “Related Person Transaction” is any transaction in which Allurion or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:

•
any person who is, or at any time during the applicable period was, one of Allurion’s executive officers or a member of our Board of Directors;
•
any person who is known by Allurion to be the beneficial owner of more than 5% of our voting stock; and
•
any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law or any other person (other than a tenant or employee) sharing the household of such related person of a director, executive officer or a beneficial owner of more than 5% of our voting stock.

We also have policies and procedures designed to minimize potential conflicts of interest arising from any dealings we may have with our affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, the Audit Committee will have the responsibility to review related person transactions.

Director Independence

Our Board of Directors has determined that each member of the Board of Directors, other than Dr. Gaur, qualifies as independent, as defined under the listing standards of the NYSE. In addition, our Board of Directors has determined that each of the members of the Audit, Nominating and Corporate Governance, and Compensation Committees is independent in accordance with the rules of the NYSE and, in, the case of the members of the Audit Committee, the rules of the SEC. In determining the independence of its members, the Board of Directors considered all the facts and circumstances it deemed relevant in determining their independence, including, but not limited to, the director's commercial, industrial, banking, consulting, legal, accounting, charitable, and familial relationships. We are subject to the rules of the SEC and NYSE relating to the memberships, qualifications, and operations of the Audit Committee.

Item 14. Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm Fees

Fees billed by our independent public accounting firm, Deloitte & Touche LLP ("Deloitte") (Boston, Massachusetts, PCAOB Auditor ID 34) for the fiscal years ended December 31, 2023 and 2022 related to audit services, audit-related services, tax services, and other services were approved by our Audit Committee. The following table summarizes the aggregate fees billed to us by Deloitte:

Type of Service	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Audit Fees(1)	$2,617,825	$977,400
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$2,617,825	$977,400

(1) Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements, the review of our interim financial statements included in our quarterly reports on Form 10-Q, and in connection with our securities offerings, including registration statements, responding to SEC comment letters, comfort letters, and consents.

(2) Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

(3) Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning, and includes fees for tax return preparation.

(4) All other fees include any fees billed for products and services provided that are not audit, audit related or tax fees.

Audit Committee Pre-approval Policy and Procedures

Our Audit Committee has adopted procedures requiring the pre-approval of all audit and permissible non-audit services that are to be performed by our independent registered public accounting firm in order to assure that these services do not impair the auditor’s independence. These procedures generally approve the performance of specific services subject to a cost limit for all such services. This general approval is to be reviewed, and if necessary modified, at least annually. Management must obtain the specific prior approval of the Audit Committee for each engagement of our independent registered public accounting firm to perform any other audit or permissible non-audit services. The Audit Committee may delegate pre-approval authority to one or more of its independent members but does not delegate its responsibility to approve services performed by our independent registered public accounting firm to any member of management.

All of the services rendered by Deloitte & Touche LLP with respect to the 2023 and 2022 fiscal years were pre-approved by the Audit Committee in accordance with this policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1)
The financial statements filed as part of this report are included in Part IV, Item 15 of the Original Form 10-K.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements included in Part IV, Item 15 of the Original Form 10-K or the notes thereto.
(3)
Exhibits:

The following list of exhibits includes exhibits submitted with this Amendment No. 1 as filed with the SEC and those incorporated by reference to other filings.

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

		S-4	333-271862	Annex F	May 12, 2023
10.4	Non-Redemption Agreement, dated as of February 9, 2023, by and among Compute Health Acquisition Corp., Allurion Technologies, Inc., Allurion Technologies Holdings, Inc. and Medtronic, Inc.	8-K	001-40001	10.3	February 9, 2023

10.5++	Investor Rights Agreement, dated August 1, 2023, by and among New Allurion, Compute Health Sponsor LLC, certain equity holders of Allurion Technologies, Inc. and certain other parties.	8-K	001-41767	10.5	August 7, 2023
10.6++	Form of PIPE Subscription Agreement.	8-K	001-40001	10.5	February 9, 2023
10.7++	Amended and Restated RTW PIPE Side Letter Agreement, dated as of May 2, 2023, by and among Compute Health Acquisition Corp., Allurion Technologies Holdings, Inc., Compute Health LLC, Allurion Technologies, Inc. and certain entities that have engaged RTW Investments, LP as investment manager.	8-K	001-40001	10.6	May 2, 2023
10.8++	Revenue Interest Financing Agreement, dated as of February 9, 2023, by and among Allurion Technologies, Inc. and certain entities that have engaged RTW Investments, LP as investment manager.	8-K	001-40001	10.8	February 9, 2023
10.9++	Bridging Agreement, dated as of February 9, 2023, by and among Allurion Technologies, Inc. and Fortress Credit Corp.	8-K	001-40001	10.9	February 9, 2023
10.10#†	Employment Agreement dated August 1, 2023 with Dr. Shantanu Gaur.	8-K	001-41767	10.10	August 7, 2023
10.11#†	Employment Agreement dated August 1, 2023 with Christopher Geberth.	8-K	001-41767	10.11	August 7, 2023
10.12#†	Employment Agreement between Allurion Technologies, Inc. and Ram Chuttani.	8-K	001-41767	10.13	August 7, 2023
10.13#	Allurion Technologies, Inc. 2010 Stock Incentive Plan.	S-4	333-271862	10.13	May 12, 2023
10.14#	Allurion Technologies, Inc. Amended and Restated 2020 Stock Option and Grant Plan.	S-4	333-271862	10.14	May 12, 2023
10.15#	Form of Allurion Technologies Holdings, Inc. 2023 Equity Incentive Plan.	S-4	333-271862	10.15	May 12, 2023
10.16#	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Allurion Technologies, Inc. 2023 Stock Option And Incentive Plan.	8-K	001-41767	10.18	August 7, 2023
10.17#	Form of Allurion Technologies Holdings, Inc. 2023 Employee Stock Purchase Plan.	S-4	333-271862	10.16	May 12, 2023
10.18++	Side Letter Termination Agreement, dated as of May 2, 2023, by and among Allurion Technologies, Inc., Romulus Growth Allurion L.P. and Hunter Ventures Limited.	S-4	333-271862	10.1	May 12, 2023
10.19++	Backstop Agreement, dated as of May 2, 2023, by and among Hunter Ventures Limited, Allurion Technologies Holdings, Inc., Allurion Technologies, Inc., RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd., RTW Venture Fund Limited and CFIP2 ALLE LLC.	8-K	001-40001	10.5	May 2, 2023
10.20	Side Letter Agreement, dated as of May 2, 2023, by and among Allurion Technologies, Inc., CFIP2 ALLE LLC and Fortress Credit Corp.	8-K	001-40001	10.7	May 2, 2023
10.21	Contribution Agreement, dated as of May 2, 2023, by and between Compute Health Sponsor LLC and Compute Health Acquisition Corp.	8-K	001-40001	10.9	May 2, 2023
10.22	RSU Partial Forfeiture and Amendment Agreement, dated as of May 2, 2023, by and between Allurion Technologies, Inc. and Krishna Gupta.	8-K	001-40001	10.10	May 2, 2023
10.23++	Credit Agreement and Guaranty, dated as of August 1, 2023, by and among Allurion Technologies, LLC, Allurion Technologies, Inc., the Subsidiary Guarantors from time to time party thereto, the Lenders from time to time parties thereto and Fortress Credit Corp., as administrative agent.	8-K	001-41767	10.25	August 7, 2023

10.24#	Form of Restricted Stock Unit Award Agreement for Company Employees under the Allurion Technologies, Inc. 2023 Stock Option and Incentive Plan.	8-K	001-41767	10.27	August 7, 2023
10.25#	Form of Incentive Stock Option Agreement under the Allurion Technologies, Inc. 2023 Stock Option and Incentive Plan.	8-K	001-41767	10.28	August 7, 2023
10.26#	Form of Non-Qualified Stock Option Agreement under the Allurion Technologies, Inc. 2023 Stock Option and Incentive Plan.	8-K	001-41767	10.29	August 7, 2023
10.27	Contribution Agreement, dated as of May 2, 2023, by and between Shantanu K. Gaur and Neha Gaur, Trustees of The Shantanu K. Gaur Revocable Trust of 2021, and Allurion Technologies Holdings, Inc.	8-K	001-40001	10.8	May 2, 2023
10.28	ChEF Purchase Agreement, dated as of December 18, 2023, by and between Allurion Technologies, Inc. and Chardan Capital Markets LLC.	8-K	001-41767	10.1	December 18, 2023
10.29	Registration Rights Agreement dated as of December 18, 2023, by and between Allurion Technologies, Inc. and Chardan Capital Markets LLC.	8-K	001-41767	10.2	December 18, 2023
10.30†	Sales Agency Agreement, dated May 15, 2023, by and between Allurion Technologies, Inc. and Covidien AG.	S-4	333-271862	10.37	July 6, 2023
10.31	Lease for 11 Huron Drive, Natick, MA 01760, dated June 15, 2016, by and between Allurion Technologies, Inc. and Legacy Huron, LLC, as amended by the First Amendment to Lease, dated November 28, 2016, the Second Amendment to Lease, dated March 20, 2017, the Third Amendment to Lease, dated June 21, 2017, the Fourth Amendment to Lease, dated August 21, 2017, the Fifth Amendment to Lease, dated October 30, 2017 and the Sixth Amendment to Lease, dated March 15, 2021.	S-4	333-271862	10.18	May 12, 2023
10.32+	Commercial Lease for 8 Erie Drive, Natick, MA 01760, dated January 8, 2018, by and between Allurion Technologies, Inc. and 8 Erie Drive, LLC.	S-4	333-271862	10.19	May 12, 2023
10.33+	Lease for 3 Huron Drive, Natick, MA 01760, dated January 10, 2020, by and between Allurion Technologies, Inc. and 3 Huron Investments LLC.	S-4	333-271862	10.20	May 12, 2023
10.34+	Lease for 14 Huron Drive, Natick, MA, dated June 18, 2014, by and between the Company and Fourteen Huron Drive, LLC, as amended by the First Amendment to Lease, dated June 30, 2017, the Third Amendment to Lease dated April 5, 2018, the Fourth Amendment to Lease, dated November 16, 2018, the Fifth Amendment to Lease dated as of August 12, 2019 and the Sixth Amendment to Lease, dated March 15, 2021.	S-4	333-271862	10.21	May 12, 2023
10.35++	Side Letter Termination Agreement, dated as of May 2, 2023, by and among Allurion Technologies, Inc., Romulus Growth Allurion L.P. and Hunter Ventures Limited.	8-K	001-40001	10.1	May 2, 2023
10.36#	Settlement Agreement, dated as of December 12, 2023, by and between Allurion Technologies, Inc. and Benoit Chardon.	10-K	001-41767	10.36	March 26, 2024
10.37#	Termination Agreement, dated as of December 12, 2023 by and between Allurion France and Benoit Chardon Consulting.	10-K	001-41767	10.37	March 26, 2024
10.38	Amendment No. 1 to Credit Agreement and Guaranty, dated as of December 29, 2023, by and among Allurion Technologies, Inc., Allurion Technologies, LLC, the Subsidiary Guarantors from time to time party thereto, the Lenders from time to time party thereto and Fortress Credit Corp., as administrative agent for the Lenders.	8-K	001-41767	10.1	December 29, 2023
10.39#	Employment Agreement between Allurion Technologies, Inc. and Brendan Gibbons.	10-K	001-41767	10.39	March 26, 2024

10.40+	Note Purchase Agreement dated as of April 14, 2024, by and among Allurion Technologies, Inc., RTW Investments, LP, as agent for the purchasers party thereto from time to time, and Acquiom Agency Services LLC, as collateral agent for the purchasers.	8-K	001-41767	10.1	April 17, 2024
10.41++	Omnibus Amendment, dated as of April 14, 2024, by and among Allurion Technologies, Inc., Allurion Technologies, LLC and certain entities that have engaged RTW Investments, LP as investment manager.	8-K	001-41767	10.2	April 17, 2024
10.42++	First Amendment to Amended and Restated Letter Agreement, dated as of April 14, 2024, by and among Allurion Technologies, Inc., Allurion Technologies, LLC, RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd, and RTW Biotech Opportunities Operating Ltd.	8-K	001-41767	10.3	April 17, 2024
10.43++	First Amendment to Note Purchase Agreement, dated as of April 16, 2024, by and among Allurion Technologies, Inc., RTW Investments, LP, as agent for the purchasers party thereto from time to time, and Acquiom Agency Services LLC, as collateral agent for the purchasers.	8-K	001-41767	10.4	April 17, 2024
19.1	Allurion Technologies, Inc. Insider Trading Policy.	10-K	001-41767	19.1	March 26, 2024
21.1	List of subsidiaries of Allurion Technologies Holdings, Inc.	10-K	001-41767	21.1	March 26, 2024
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.	10-K	001-41767	23.1	March 26, 2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-41767	31.1	March 26, 2024
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-41767	31.2	March 26, 2024
31.3*

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.4*

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-41767	32.1	March 26, 2024
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-41767	32.2	March 26, 2024
97.1	Allurion Technologies, Inc. Compensation Recovery Policy.	10-K	001-41767	97.1	March 26, 2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of April 2024.

Allurion Technologies, Inc.

By:	/s/ Shantanu Gaur
Shantanu Gaur
Chief Executive Officer