Form 10-Q
period 2024-03-31
ALLURION TECHNOLOGIES, INC.
filed 2024-05-14
CIK 1964979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, the registrant had 47,947,952 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements regarding the plans, strategies and prospects, both business and financial, of Allurion Technologies, Inc. (“Allurion”, the "Company", "we", "our", or "us"). These statements are based on the beliefs and assumptions of the management of Allurion. Although Allurion believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, Allurion cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes”, “estimates”, “expects”, “projects”, “target”, “goal”, “forecasts”, “may”, “will”, “potential”, “should”, “would”, “could”, “future”, “seeks”, “plans”, “predicts”, “propose”, “scheduled”, “anticipates”, “intends”, or similar expressions.

Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about the ability of Allurion to:

•
realize the benefits expected from the business combination (the “Business Combination”) between Allurion and Compute Health Acquisition Corp. (“Compute Health”) pursuant to that certain Business Combination Agreement, dated as of February 9, 2023 (as amended, the “Business Combination Agreement”), by and among Allurion, Allurion Technologies, LLC, which was previously known as Allurion Technologies Opco, Inc. (formerly Allurion Technologies, Inc.) prior to the consummation of the Business Combination (“Legacy Allurion”), Compute Health, Compute Health Corp., (“Merger Sub I”) and Compute Health LLC (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”);
•
successfully defend litigation that may be instituted against Allurion;
•
manage various conflicts of interest that could arise among us or our affiliates, investors, directors, and officers;
•
successfully deploy our cash and cash equivalents and proceeds from the Chardan Equity Facility (as defined herein);
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
•
manage the effects of natural disasters, terrorist attacks, the spread and/or abatement of infectious diseases such as COVID-19, and the occurrence of other events beyond our reasonable control, including with respect to potential operational disruptions, labor disruptions, increased costs, and impacts to demand related thereto, on the ability to implement business plans, forecasts, and other expectations; and
•
other factors detailed under the section entitled “Risk Factors.”

We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect Allurion’s business, financial condition, results of operations, prospects, business strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described in the section entitled “Risk Factors” within our Annual Report on Form 10-K filed with the SEC on March 26, 2024, as amended. These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors that could adversely impact our business and financial performance. Moreover, Allurion operates in very competitive and rapidly changing environments. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$29,682	$38,037
Accounts receivable, net of allowance of doubtful accounts of $12,671 and $12,671, respectively	16,159	18,194
Inventory, net	5,631	6,171
Prepaid expenses and other current assets	2,167	2,414
Total current assets	53,639	64,816
Property and equipment, net	3,180	3,381
Right-of-use asset	2,659	3,010
Other long-term assets	510	505
Total assets	$59,988	$71,712
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$11,944	$10,379
Current portion of term loan	38,957	38,643
Current portion of lease liabilities	814	908
Accrued expenses and other current liabilities	14,506	15,495
Total current liabilities	66,221	65,425
Public warrant liabilities	3,329	5,943
Revenue Interest Financing liability	35,000	36,200
Earn-out liabilities	9,800	23,990
Lease liabilities, net of current portion	2,011	2,306
Other liabilities	9,789	8,335
Total liabilities	126,150	142,199
Commitments and Contingencies (Note 16)
Stockholders’ deficit:
Preferred stock, $0.0001 par value — 100,000,000 shares authorized as of March 31, 2024; and no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value — 1,000,000,000 shares authorized as of March 31, 2024; and 47,898,737 and 47,688,096 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	143,946	143,007
Accumulated other comprehensive loss	(2,900)	(700)
Accumulated deficit	(207,213)	(212,799)
Total stockholders’ deficit	(66,162)	(70,487)
Total liabilities and stockholders’ deficit	$59,988	$71,712

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$9,386	$14,071
Cost of revenue	2,520	2,940
Gross profit	6,866	11,131
Operating expenses:
Sales and marketing	6,145	11,864
Research and development	5,725	7,852
General and administrative	6,386	5,306
Total operating expenses:	18,256	25,022
Loss from operations	(11,390)	(13,891)
Other (expense) income:
Interest expense	(1,931)	(2,237)
Changes in fair value of warrants	3,131	(1,475)
Changes in fair value of Revenue Interest Financing and PIPE Conversion Option	1,490	—
Changes in fair value of earn-out liabilities	14,190	—
Other income (expense), net	172	(164)
Total other income (expense):	17,052	(3,876)
Income (loss) before income taxes	5,662	(17,767)
Provision for income taxes	(76)	(34)
Net income (loss)	5,586	(17,801)
Cumulative undeclared preferred dividends	—	(717)
Net income (loss) attributable to common shareholders	$5,586	$(18,518)
Net income (loss) per share
Basic	$0.12	$(0.68)
Diluted	$0.11	$(0.68)
Weighted-average shares outstanding
Basic	47,779,350	27,087,174
Diluted	49,190,474	27,087,174

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Net Income (loss)	$5,586	$(17,801)
Other comprehensive loss:
Change in fair value of Revenue Interest Financing due to change in credit risk	(2,200)	—
Comprehensive Income (loss)	$3,386	$(17,801)

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(dollars in thousands)

	Common Stock		Additional Paid-	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	in Capital	Comprehensive Loss	Deficit	Deficit
Balance as of January 1, 2023	27,079,856	3	99,875	—	(132,192)	(32,314)
Exercise of stock options	15,376	—	20	—	—	20
Issuance of Legacy Allurion convertible preferred stock for the exercise of warrants	3,554	—	29	—	—	29
Stock-based compensation expense	—	—	409	—	—	409
Net loss	—	—	—	—	(17,801)	(17,801)
Balance as of March 31, 2023	27,098,786	3	100,333	—	(149,993)	(49,657)

Balance as of January 1, 2024	47,688,096	5	143,007	(700)	(212,799)	(70,487)
Exercise of stock options	4,646	—	9	—	—	9
Issuance of common stock for the exercise of Public Warrants	142	—	—	—	—	—
Issuance of common stock from equity line financing (Note 12)	143,234	—	378	—	—	378
Issuance of common stock in connection with vesting of RSU awards	62,619	—	—	—	—	—
Stock-based compensation expense	—	—	552	—	—	552
Other comprehensive loss	—	—	—	(2,200)	—	(2,200)
Net income	—	—	—	—	5,586	5,586
Balance as of March 31, 2024	47,898,737	5	143,946	(2,900)	(207,213)	(66,162)

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities:
Net income (loss)	$5,586	$(17,801)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash lease expense	199	209
Depreciation and amortization	367	245
Stock-based compensation	552	409
Provision for uncollectible accounts	—	999
Unrealized exchange (gain) or loss	314	(88)
Provision for inventory	209	—
Change in fair value of warrant liabilities	(3,131)	1,475
Change in fair value of derivative liabilities	62	29
Change in fair value of Revenue Interest Financing and PIPE Conversion Option	(1,490)	—
Change in fair value of earn-out liabilities	(14,190)	—
Non-cash interest expense	315	317
Changes in operating assets and liabilities:
Accounts receivable	1,673	(427)
Inventory	330	(449)
Prepaid expenses, other current and long-term assets	244	36
Lease liabilities	(238)	(175)
Accounts payable	1,551	5,354
Accrued expenses and other current liabilities	(989)	(451)
Net cash used in operating activities	$(8,636)	$(10,318)
Investing Activities:
Purchases of property and equipment	(104)	(277)
Net cash used in investing activities	$(104)	$(277)
Financing Activities:
Proceeds from issuance of convertible notes - net	—	13,600
Proceeds from option and warrant exercises	9	32
Proceeds from equity line financing	378	—
Payment of deferred financing costs	—	(766)
Net cash provided by financing activities	$387	$12,866
Net increase (decrease) in cash and cash equivalents and restricted cash	$(8,353)	$2,271
Cash and cash equivalents and restricted cash at beginning of period	38,421	8,023
Cash and cash equivalents and restricted cash at end of period	$30,068	$10,294
Supplemental disclosure of cash flow information
Cash paid for interest	$1,831	$1,920
Supplemental cash flow information on non-cash investing and financing activities
Purchase of property and equipment included in accounts payable	$73	$174
Deferred financing costs in accounts payable and accrued expenses	—	2,634
Change in fair value of Revenue Interest Financing through OCI	(2,200)	—

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

A reconciliation of the amounts of cash and cash equivalents and restricted cash in the consolidated balance sheets to the amount in the consolidated statements of cash flows is as follows (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$29,682	$38,037
Restricted cash included in other long-term assets	386	384
Cash and cash equivalents and restricted cash shown in the statement of cash flows	$30,068	$38,421

The accompanying notes are an integral part of these consolidated financial statements.

1.
Organization and Basis of Presentation

Organization

Allurion Technologies, Inc. (“Allurion” or the “Company”) is a vertically integrated medical device company that is developing, manufacturing, and commercializing innovative weight loss experiences centered around its Allurion™ Balloon. The Allurion Balloon is the world’s first and only swallowable, procedure-less intragastric balloon for weight loss that does not require surgery, endoscopy, or anesthesia for placement. Allurion sells the Allurion Balloon and connected scale through distributors or directly to health care providers.

The Company also offers tiered access to artificial intelligence ("AI")-powered remote patient monitoring tools, a mobile app for patients and a clinic dashboard for providers, referred to as the Allurion Virtual Care Suite (“VCS”) and, collectively with the Allurion Balloon, referred to as the “Allurion Program”. The base tier of the VCS is free of charge to those purchasing the Allurion Balloon, as well as customers looking for a weight-loss management platform for patients utilizing other weight loss treatments, including anti-obesity medications and bariatric surgery. More full-scale versions of the VCS are available to health care providers on an upgrade basis. Allurion currently markets the Allurion Program in over 50 countries, and the Company operates subsidiaries in the United States, France, the United Arab Emirates, Hong Kong, the United Kingdom, Italy, Spain, Australia and Mexico.

Business Combination Agreement

On February 9, 2023, Allurion Technologies Opco, Inc. (formerly Allurion Technologies, Inc., “Legacy Allurion”) and Allurion Technologies, Inc. (formerly Allurion Technologies Holdings, Inc.) entered into the Business Combination Agreement (as subsequently amended on May 2, 2023, the “Business Combination Agreement”) with Compute Health Acquisition Corp. (“CPUH” or "Compute Health"), Compute Health Corp. (“Merger Sub I”) and Compute Health LLC (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”). Pursuant to the Business Combination Agreement, on August 1, 2023 (the “Closing Date”), the Mergers (as defined below) were consummated in three steps: (a) Compute Health merged with and into Allurion (the “CPUH Merger”), with Allurion surviving the CPUH Merger as a publicly listed entity (the time at which the CPUH Merger became effective, the “CPUH Merger Effective Time”) and becoming the sole owner of the Merger Subs; (b) three hours following the consummation of the CPUH Merger, Merger Sub I merged with and into Legacy Allurion (the “Intermediate Merger” and the time at which the Intermediate Merger became effective, the “Intermediate Merger Effective Time”), with Legacy Allurion surviving the Intermediate Merger and becoming a direct, wholly-owned subsidiary of Allurion; and (c) thereafter, Legacy Allurion merged with and into Merger Sub II (the “Final Merger” and, collectively with the CPUH Merger and the Intermediate Merger, the “Mergers”, and together with all other transactions contemplated by the Business Combination Agreement, the “Business Combination”), with Merger Sub II surviving the Final Merger and remaining a direct, wholly-owned subsidiary of Allurion (the time at which the Final Merger became effective, the “Final Merger Effective Time”). Allurion shares began trading on the New York Stock Exchange ("NYSE") under the ticker symbol “ALUR” on August 2, 2023. Upon completion of the Business Combination, Legacy Allurion's business operations continued as our business operations.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to the applicable accounting guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification ("ASC"), and Accounting Standards Update ("ASU"), of the Financial Accounting Standards Board ("FASB"). They should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2023 included in the Company's Annual Report on Form 10-K, as amended ("Annual Report on Form 10-K"). The financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 presented in this report are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency for all of our foreign subsidiaries is the United States dollar except Allurion Australia Pty Ltd., which uses the Australian dollar. When remeasuring from a local currency to the functional currency, assets and liabilities are remeasured into U.S. dollars at exchange rates in effect at the balance sheet dates and results of operations transacted in local currency are remeasured into U.S. dollars using average exchange rates for the period presented. A loss from remeasurement of $0.3 million and gain from remeasurement of $0.1 million for the three months ended March 31, 2024 and 2023, respectively, are recorded in the statements of operations within Other (expense) income, net. The Company translates the foreign functional currency financial statements to U.S. dollars for Allurion Australia Pty Ltd. using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions. The effects of foreign currency translation adjustments were immaterial for the three ended March 31, 2024 and 2023.

Going Concern

The Company has evaluated whether there are certain events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

The Company has incurred recurring losses since inception, anticipates net losses and negative operating cash flows for the near future, and may be unable to remain in compliance with certain financial covenants required under its credit facilities. Through March 31, 2024, the Company has funded its operations primarily with proceeds from the sale of its convertible preferred stock, issuance of convertible notes, issuance of term loans, and funds received upon consummation of the Business Combination. The Company has incurred recurring losses and cash outflows from operating activities since its inception, including losses from operations of $11.4 million and $13.9 million and cash outflows from operating activities of $8.6 million and $10.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had an accumulated deficit of $207.2 million. The Company expects to continue to generate significant operating losses for the foreseeable future.

Based on the Company's recurring losses from operations incurred since inception, its expectation of continuing operating losses for the foreseeable future, the potential need to raise additional capital to finance its future operations and debt service payments, and the potential of being unable to remain in compliance with certain financial covenants under its credit facilities, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

2. Summary of Significant Accounting Policies

There have been no significant changes, except as described below, to the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” to the consolidated audited financial statements as of and for the year ended December 31, 2023 included in our Annual Report on Form 10-K.

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Adjustment has been made to the condensed consolidated statement of operations for the three months ended March 31, 2023, to present the change in fair value of derivative liabilities as part of Other (expense) income, net. This amount was a separate line item in prior years.

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

Significant customers are those which represent more than 10% of the Company’s total revenue for the three months ended March 31, 2024 and 2023 or accounts receivable, net balance as of March 31, 2024 and December 31, 2023. The following table presents customers that represent 10% or more of the Company’s total revenue and accounts receivable, net:

	Revenue		Accounts Receivable
	Three Months Ended March 31,		March 31,	December 31,
	2024	2023	2024	2023
Customer A	N/A	N/A	11%	16%

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity’s Own Equity, which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. The Company adopted ASU 2020-06 effective January 1, 2024 under the modified retrospective method of transition approach. The adoption of ASU 2020-06 did not have an impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.

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

In connection with the Business Combination, the Company incurred approximately $22.7 million of transaction costs, consisting of legal and other professional fees, of which $15.2 million was recorded to additional paid-in capital as a reduction of proceeds, $2.5 million was recorded as debt issuance costs in connection with the Fortress Term Loan (as defined below), and $5.0 million was recorded as an expense in general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss. Of the $5.0 million recorded as general and administrative expenses, $3.6 million relates to a one-time insurance payment related to any potential matters that might arise from the period prior to the Business Combination, and as such is not capitalized as an asset. An additional $1.2 million relates to direct costs and fees incurred as part of the Revenue Interest Financing with RTW.

The following table reconciles the elements of the Business Combination to the condensed consolidated statement of cash flows and the condensed consolidated statement of changes in equity:

December 31, 2023
Cash – CPUH trust (net of redemptions)	$38,395
Cash – PIPE Investors	37,922
Gross Proceeds	76,317
Less: transaction costs paid	(14,665)
Net proceeds from the Business Combination	61,652
Less: warrant liabilities assumed	(13,762)
Less: repayment of note assumed in the Business Combination	(2,500)
Less: accrued transaction costs at December 31, 2023	(580)
Business Combination, net of transaction costs	$44,810

The number of shares of Allurion Common Stock outstanding immediately following the consummation of the Business Combination was as follows:

Common Stock
Legacy Allurion Equityholders (1)	27,897,387
CPUH Stockholders (2)	5,165,698
Shares Issued to PIPE Investors (2)	5,386,695
Shares issued to RTW and Fortress (3)	1,900,000
Shares issued to convertible note holders	3,301,222
CPUH Sponsor Shares (2)	3,262,711
Side Letter Termination Shares (3)	387,696
Total shares of Common Stock immediately after Business Combination	47,301,409

(1) Consists of Legacy Allurion common stock and Legacy Allurion preferred stock, plus the issuance of common stock in connection with the vesting of RSUs at closing, less the Gaur Contributed Shares (as defined below).

(2) The CPUH Stockholders shares, PIPE shares, and CPUH Sponsor shares are presented combined within the condensed consolidated statements of stockholders deficit on the "Reverse recapitalization, net of transaction costs" line, which is less the Gaur Contributed Shares (as defined below).

(3) The shares issued to RTW and Fortress and the Side Letter Termination shares are presented combined within the condensed consolidated statements of stockholders deficit on the "Derecognition of liabilities associated with the Backstop Shares, Hunter shares, and additional RTW and Fortress shares and issuance of related shares" line.

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

Revenue Interest Financing Agreement, Side Letter and PIPE Conversion Option

On February 9, 2023, concurrently with the execution of the Business Combination Agreement, the Company entered into the Revenue Interest Financing Agreement (the "Revenue Interest Financing Agreement") with certain entities that engaged RTW Investment, LP ("RTW") as investment manager. Pursuant to the Revenue Interest Financing Agreement, at the closing of the Business Combination, RTW paid Allurion an aggregate of $40.0 million (the “Investment Amount”). In exchange for the Investment Amount, Allurion will remit revenue interest payments on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by Allurion and its subsidiaries at a rate up to 6.0% of annual net sales prior to December 31, 2026. On or after January 1, 2027, the Company will remit revenue interest payments at a rate up to 10.0% of annual net sales, and it will continue to make revenue interest payments to RTW until December 31, 2030.

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

Public Warrants and Warrant Amendment

In connection with the closing of the Business Combination, the Company assumed 13,206,922 outstanding public warrants (the "Public Warrants") to purchase an aggregate 18,759,838 shares of Allurion Common Stock at $8.10 per share following the Warrant Amendment (defined below). The total value of the liability associated with the Public Warrants was $13.8 million measured at fair value based on the public warrant quoted price. The Company concluded the warrants met the definition of a liability based on the settlement provision that allows the warrant holders to net-share settle their warrants in the event of a failed registration statement within 60 days of the Business Combination or any time a registration is not effective. As such, they have been classified as a liability on the balance sheet. See Note 12, Capital Stock and Stockholders Deficit and Note 10, Fair Value Measurements for further information on the Public Warrants and Warrant Amendment.

Earn-Out Liabilities

In connection with the closing of the Business Combination, Legacy Allurion equity holders are entitled to receive additional shares of Allurion Common Stock if the share price achieves certain targets (the "Earn-Out Shares"). The Company accounts for the potential issuance of the Earn-Out Shares as a contingent consideration arrangement, which was initially valued and recorded at $53.0 million. See Note 10, Fair Value Measurements for further information on the earn-out liabilities.

4.
Revenue

Revenue by geographic region is based on the country in which our customer is domiciled and is summarized by geographic area as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
France	$1,671	$1,855
United Kingdom	1,256	1,193
Spain	1,112	1,624
All Other Countries	5,347	9,399
Total Revenues	$9,386	$14,071

For the three months ended March 31, 2024, $2.7 million of revenue was generated in four countries included within All Other Countries in the table above, representing approximately 29% of Total Revenues, with each country responsible for approximately 5% to 9% of the total. Remaining revenue was generated by sales in 36 other countries included within All Other Countries. For the three months ended March 31, 2023, $3.5 million of revenue was generated in four countries included within All Other Countries, representing approximately 25% of Total Revenues, with each country responsible for approximately 5% to 8% of the total. Remaining revenue was generated by sales in 30 other countries included within All Other Countries. There is currently no revenue generated in the United States.

5.
Inventory

Inventory consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Finished goods	$2,928	$3,427
Work in progress	599	967
Raw materials	2,104	1,777
Total Inventory	$5,631	$6,171

Inventory is stated net of $0.3 million and less than $0.1 million for the provision for excess and obsolete inventory as of March 31, 2024 and December 31, 2023, respectively.

6.
Property and Equipment, net

Property and equipment consist of the following (in thousands):

	Estimated Useful Life (in Years)	March 31, 2024	December 31, 2023
Computers and purchased software	3	$618	$618
Leasehold improvements	Shorter of useful life or lease term	1,943	1,943
Furniture and fixtures	5	291	291
Machinery and equipment	3-5	3,053	2,893
Property and equipment—at cost		5,905	5,745
Less accumulated depreciation and amortization		(3,814)	(3,559)
Construction in progress		1,089	1,195
Property and equipment—net		$3,180	$3,381

Depreciation expense was $0.4 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively, recorded as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$201	$159
Research and development	49	37
General and administrative	64	35
Sales and marketing	53	14
Total depreciation and amortization expense	$367	$245

7.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Marketing reimbursement	$2,031	$2,834
Accrued compensation	2,752	1,687
Accrued clinical trials and R&D	4,549	3,694
Accrued selling and marketing	845	1,110
Accrued professional fees	1,152	1,505
Accrued warranty	21	44
Accrued restructuring	8	655
Other accrued expenses	3,148	3,966
Total accrued expenses and other current liabilities	$14,506	$15,495

In connection with strategic initiatives implemented during the period ended December 31, 2023, the Company's management approved and initiated plans to reduce its cost structure. During the three months ended March 31, 2024, the Company recorded less than $0.1 million in restructuring charges and paid $0.7 million in restructuring charges.

8.
Debt

The components of the Company’s third-party debt consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Fortress Term Loan	$43,100	$43,100
Total principal amount of debt	43,100	43,100
Plus: Accretion	213	148
Less: current portion of long-term debt, net of discounts	(38,957)	(38,643)
Less: unamortized deferred financing costs and debt discounts	(4,356)	(4,605)
Long-term debt, net of current portion and discounts	$—	$—

As of March 31, 2024 and December 31, 2023, the fair value for the Company’s Fortress Term Loan approximated the respective carrying amounts.

Term Loans

2021 Term Loan

In March 2021, the Company entered into a loan and security agreement (as amended, the “2021 Term Loan” and the “2021 Term Loan Agreement”) with Runway Growth Credit Fund, Inc. (“Runway”) that provided for borrowings up to $25.0 million.

In December 2021, the 2021 Term Loan Agreement was amended (the “Amendment”) to extend the maturity date of the 2021 Term Loan to December 30, 2025 and provide for an additional $20.0 million of borrowings. In December 2021, the Company issued warrants exercisable for 132,979 shares of Legacy Allurion Series C preferred stock as consideration for the Amendment and the draw down related to the 2021 Term Loan Agreement. The fair value of these warrants was determined to be $0.3 million upon issuance and are classified as a warrant liability on the condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023 (see

Note 10, Fair Value Measurements). Upon the closing of the Business Combination, these warrants were converted into warrants exercisable for 130,053 shares of Allurion Common Stock.

In June 2022, the 2021 Term Loan Agreement was amended to revise definitional terms for certain milestone events, the final payment amount and certain financial covenants. In September 2022, the 2021 Term Loan Agreement was further amended to, among other things, increase additional borrowing up to $15.0 million (the “Term D Loan”).

During June through December of 2022, the Company drew an additional $30.0 million of the Term C Loan and warrants exercisable for 88,440 shares of Series D-1 preferred stock were issued. The fair value of these warrants was determined to be $0.8 million upon issuance and are classified as a warrant liability on the consolidated balance sheets as of March 31, 2024 and December 31, 2023 (see Note 10, Fair Value Measurements). Upon the closing of the Business Combination, the warrants exercisable for 88,440 shares of Series D-1 preferred stock were converted into warrants exercisable for 90,476 shares of Allurion Common Stock.

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

Interest expense for the three months ended March 31, 2023 related to the 2021 Term Loan was $2.1 million, consisting of $1.9 million of contractual interest, and $0.2 million amortization of warrant and term loan accretion.

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

On December 29, 2023, the Company entered into an amendment to the Fortress Credit Agreement (the "Fortress Amendment"). The Fortress Amendment waived the December 31, 2023 minimum revenue covenant under the Fortress Credit Agreement and modified the minimum liquidity covenant by increasing the minimum liquidity amount from $12.5 million to $33.5 million until March 31, 2024, $23.5 million from April 1, 2024 to June 30, 2024, $16.9 million from July 1, 2024 to September 30, 2024 and $12.5 million on October 1, 2024 and thereafter. The Fortress Amendment also provides that at any time after March 31, 2024, each lender will have the right to convert a portion of the outstanding principal amount, not to exceed the lender's proportionate share of a maximum of $20.0 million in aggregate outstanding principal amount, into shares of Common Stock of the Company at a conversion price based on the 30-day volume weighted average price ("VWAP") of Allurion Common Stock on the NYSE ending on the trading day immediately preceding the date of exercise of the lender's conversion right (the "Fortress Conversion Option"). As part of the Fortress Amendment, the Company prepaid $20.0 million of the principal outstanding under the Fortress Credit Agreement. Additionally, $3.1 million of fees were incurred and considered paid-in-kind and capitalized as an additional debt discount and added to the outstanding principal amount of the loans under the Fortress Amendment. The fees will be amortized through interest expense over the remaining life of the loan. The Fortress Amendment was accounted for as a modification under ASC 470. In connection with the modification and related prepayment, the Company wrote off $0.8 million of the unamortized debt issuance costs which was recorded within Interest expense on the condensed consolidated statement of operations for the year ended December 31, 2023.

The Fortress Credit Agreement contains certain financial reporting and other covenants, including the maintenance of minimum liquidity amounts and maintenance of minimum product revenues over trailing twelve-month periods. Upon the occurrence of an event of default, the Lenders may declare all outstanding obligations immediately due and payable as well as increase the interest rate 3.0% above the rate that is otherwise applicable.

The Company has classified the Fortress Term Loan as a current liability in the March 31, 2024 and December 31, 2023 condensed consolidated balance sheets. On April 16, 2024, the Company repaid all outstanding obligations under the Fortress Term Loan with proceeds from the Note Purchase Agreement (as defined below) with RTW (see Note 19, Subsequent Events).

The Company assessed the terms and features of the Fortress Credit Agreement in order to identify any potential embedded features that would require bifurcation or any beneficial conversion features. The terms and features assessed include, under certain circumstances, a default interest rate of 3% that will apply to all outstanding obligations during the occurrence and continuance of an event of default. In accordance with ASC 815, the Company concluded that this feature is not clearly and closely related to the host instrument and represents an embedded derivative (the "Term Loan Derivative Liability") that is required to be re-measured at fair value on a quarterly basis. At the inception of the Fortress Term Loan, the fair value of the embedded derivative was determined to be immaterial. The fair value of the Term Loan Derivative Liability was $2.0 million as of March 31, 2024. The Company classified the Term Loan Derivative Liability as a non-current liability within Other liabilities on the balance sheet as of March 31, 2024.

Interest expense for the three months ended March 31, 2024 related to the Fortress Term Loan was $1.9 million, consisting of $1.6 million of contractual interest, $0.2 million amortization of the debt discount, and term loan accretion of $0.1 million. The average interest rate during the three months ended March 31, 2024 was 14.94%.

Scheduled future maturities of the Fortress Term Loan for years subsequent to March 31, 2024 are as follows (in thousands):

December 31, 2024	$—
December 31, 2025	—
December 31, 2026	8,979
December 31, 2027	34,121
$43,100

Convertible Notes

2021 Convertible Notes

In December 2021, the Company entered into a convertible note agreement with investors for gross proceeds of $2.0 million with a stated interest rate of 5.0% per annum (the “2021 Convertible Notes”) and a maturity date 36 months from the date of issuance unless previously converted pursuant to their terms of the agreement. No issuance costs were incurred.

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

Interest expense for the three months ended March 31, 2023 related to the 2021 Convertible Notes was less than $0.1 million, consisting entirely of contractual interest. Interest expense related to the 2021 Convertible Notes is recorded within Interest expense on the condensed consolidated statement of operations. On August 1, 2023, in connection with the closing of the Business Combination, the outstanding 2021 Convertible Notes were converted into an aggregate 133,617 shares of Allurion Common Stock with a corresponding recognition of APIC of $2.2 million, and are no longer outstanding.

2022 Convertible Notes

In January 2022, the Company entered into a convertible note purchase agreement with investors for gross proceeds of $1.1 million with a stated interest rate of 5.0% per annum (the “2022 Convertible Notes”). The 2022 Convertible Notes were to mature 36 months from the issuance date unless previously converted pursuant to the terms of the agreement. Issuance costs were de minimis. The 2022 Convertible Notes had the same terms as the 2021 Convertible Notes.

Interest expense for the three months ended March 31, 2023 related to the 2022 Convertible Notes was less than $0.1 million, consisting entirely of contractual interest. Interest expense related to the 2022 Convertible Notes is recorded within Interest expense on the condensed consolidated statement of operations. On August 1, 2023, in connection with the closing of the Business Combination, the outstanding 2022 Convertible Notes were converted into an aggregate 83,216 shares of Allurion Common Stock with a corresponding recognition of APIC of $1.2 million, and are no longer outstanding.

2023 Convertible Notes

Between February and August 2023, the Company entered into a convertible note purchase agreement, and related side letters, for the sale of convertible notes (the "2023 Convertible Notes") to certain investors for gross proceeds of $28.7 million, with a stated interest rate of 7.0% per annum. The 2023 Convertible Notes provided that they would mature on December 31, 2026 unless previously converted pursuant to the terms of the note purchase agreement. The 2023 Convertible Notes also provided that, effective upon a deSPAC transaction, all of the outstanding principal and interest would automatically convert into a number of shares of common stock equal to the balance of the 2023 Convertible Notes on the date of conversion divided by the discounted capped conversion price, which is calculated by dividing $217.3 million by the fully diluted capitalization of the Company immediately prior to the conversion of the 2023 Convertible Notes.

Additionally, the 2023 Convertible Notes provided that, effective upon the closing of a qualified financing, holders of the 2023 Convertible Notes could optionally accelerate repayment of the principal and interest of the 2023 Convertible Notes or convert all of the outstanding principal and interest into common shares or shares of the same class or series of capital stock issued in the qualified financing equal to the balance of the 2023 Convertible Notes on the date of conversion divided by the greater of the capped price or the discounted price. The capped price is calculated by dividing $260.0 million by the fully diluted capitalization of the Company immediately prior to the conversion of the 2023 Convertible Notes, and the discounted price is calculated as 85% of the cash price of the same class or series of capital stock issued in the qualified financing. The 2023 Convertible Notes are accounted for under the fair value option ("FVO") election of ASC 825 as the notes contain embedded derivatives, including the automatic conversion upon a deSPAC transaction prior to the deSPAC deadline, voluntary conversion upon a qualified financing, automatic repayment upon a sale event, and conversion rate adjustment, which would require bifurcation and separate accounting. These convertible notes are initially measured at their issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

Interest expense for the three months ended March 31, 2023 related to the 2023 Convertible Notes was $0.1 million, consisting entirely of contractual interest. Interest expense related to the 2023 Convertible Notes is recorded within Interest expense on the condensed consolidated statement of operations.

On May 2, 2023 the Company entered into termination agreements (the “Termination Agreements”) with respect to side letters entered into with certain holders of the 2023 Convertible Notes. With respect to the Termination Agreement with one of the side letter holders (the “Side Letter Holder”), the Company had the right to prepay, in one or more transactions, all or a portion of the outstanding principal amount, plus accrued interest, under such holder's 2023 Convertible Note (the “Side Letter Holder Bridge Note”), including by way of (a) a $2 million payment in cash by the Company to the Side Letter Holder on May 2, 2023, $1.5 million of which is deemed a prepayment penalty and recorded as other expense on the income statement, with the remaining $0.5 million recorded as a reduction of the principal amount, (b) immediately prior to the consummation of the transactions contemplated by the Business Combination Agreement, an additional payment of at least $6 million, up to the then-outstanding principal amount, plus accrued interest, under the Side Letter Holder Bridge Note by way of (i) payment in cash by the Company and/or (ii) the sale and transfer of all or any portion of the Side Letter Holder Bridge Note, equivalent in value to the portion of the additional payment to be repaid pursuant to this clause (b)(ii), to any person or persons designated in writing by the Company. The Termination Agreements were accounted for as a modification of debt and the modified convertible notes continued to be accounted for under the FVO with any change in fair value recognized in other expense on the income statement.

In addition, under the Termination Agreement executed with the Side Letter Holder, the Company agreed to issue to the Side Letter Holder a number of shares of Allurion Common Stock (“PubCo Additional Shares”) equal to (a) the outstanding principal and accrued interest under the Side Letter Holder Bridge Note immediately prior to the consummation of the transactions contemplated by the Business Combination Agreement (after giving effect to the payment of the repayments) divided by $5.00, plus (b) 300,000 shares of Allurion Common Stock. The PubCo Additional Shares were accounted for as a freestanding financing liability. The liability for the PubCo Additional Shares was initially measured at its issue-date estimated fair value and subsequently remeasured at fair value at each reporting period, with changes in fair value reflected in earnings until the PubCo Additional Shares were issued. A $3.4 million liability was recorded at issuance for the PubCo Additional Shares as Other liabilities on the balance sheet. On August 1, 2023, upon closing of the Business Combination, the Side Letter Holder was issued 387,696 PubCo Additional Shares with a corresponding recognition of APIC of $2.7 million, and the liability is no longer outstanding.

Further on May 2, 2023, RTW and Fortress (the “Backstop Purchasers”) entered into the Backstop Agreement with the Company, Legacy Allurion and the Side Letter Holder. Pursuant to the Backstop Agreement, each Backstop Purchaser agreed that to the extent any Side Letter Holder Bridge Notes remained outstanding prior to the consummation of the Business Combination, such Backstop Purchaser would, at the closing of the Business Combination, purchase up to $2.0 million of the Side Letter Holder Bridge Notes from the Side Letter Holder in exchange for shares of Allurion Common Stock (the “Base PubCo Shares”, “Backstop Shares” and “Conditional Additional PubCo Shares”). The Base PubCo Shares and Backstop Shares were accounted for as a freestanding financing liability. The Base PubCo Shares and Backstop Shares liability was initially measured at its issue-date estimated fair value and subsequently remeasured at fair value at each reporting period with changes in fair value reflected in earnings until the Base PubCo Shares and Backstop Shares were issued. A $3.3 million liability was recorded at issuance for the Base PubCo Shares and Backstop Shares liability as Other liabilities on the balance sheet. On August 1, 2023, upon closing of the Business Combination, per the terms of the Fortress Term Loan, the Amended and Restated RTW Side Letter and Backstop Agreement, the Backstop Purchasers were each issued 950,000 shares of Allurion Common Stock with a corresponding recognition of APIC of $13.4 million, and the liability is no longer outstanding.

On August 1, 2023, immediately prior to the closing of the Business Combination, the Company repaid $6.3 million of the Side Letter Holder Bridge Note, leaving a principal balance of $6.3 million. Each Backstop Purchaser then purchased $2.0 million principal amount of the outstanding portion of the Side Letter Holder Bridge Note, Allurion canceled the existing Side Letter Holder Bridge Note and issued a new convertible note to the Side Letter Holder for the remaining balance together with all unpaid interest accrued since the date of issuance of $2.7 million, Allurion issued convertible notes to each Backstop Purchaser with an issuance date of the Closing Date (August 1, 2023) and an original principal amount of $2.0 million each, and Allurion issued 700,000 shares of Allurion Common Stock to each Backstop Purchaser. Additionally, the outstanding 2023 Convertible Notes were converted into an aggregate

3,084,389 shares of Allurion Common Stock with a corresponding recognition of APIC of $22.2 million, and are no longer outstanding.

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

If RTW has not received aggregate revenue interest payments equal to at least 100% of the Investment Amount by December 31, 2027, the Company must make a cash payment in an amount sufficient to catch RTW up to 100% of the Investment Amount. If RTW has not received revenue interest payments equal to at least 240% of the Investment Amount by December 31, 2030, the Company must make a cash payment in an amount sufficient to catch RTW up to 240% of the Investment Amount. In any event, RTW shall not receive aggregated revenue interest payments in excess of 260% of the Investment Amount (the "Hard Cap"). In addition, prior to December 31, 2025, the Company may prepay a pre-specified payment amount (the "Prepayment Amount") and terminate the Revenue Interest Financing Agreement. The Prepayment Amount shall be an amount equal to 165% of the Investment Amount less the sum of all revenue interest payments made to RTW prior to such date of prepayment. On April 14, 2024, the Revenue Interest Financing Agreement was amended in connection with the Amended Note Purchase Agreement (as defined below) and the Fortress Term Loan refinancing. Refer to Note 19, Subsequent Events for additional information regarding the Amended Note Purchase Agreement and Fortress Term Loan refinancing.

The Revenue Interest Financing is accounted for under the FVO election of ASC 825 as the Revenue Interest Financing contains embedded derivatives, including the requirements to settle the Revenue Interest Financing prior to maturity upon the occurrence of certain contingent events and our ability to prepay the Revenue Interest Financing, which would require bifurcation and separate accounting. The Revenue Interest Financing is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in fair value are recorded as a component of Other (expense) income in the condensed consolidated statements of operations. A portion of the estimated change in fair value must be reported in other comprehensive loss to the extent that it is attributable to instrument-specific credit risk. For the three months ended March 31, 2024, the Company recorded a $3.4 million gain and a $2.2 million loss through the condensed consolidated statements of operations and other comprehensive income (loss), respectively. In connection with the issuance of the Investment Amount, we paid $1.2 million in issuance costs, which were directly expensed through general and administrative expense due to the FVO election. As of March 31, 2024, the Company has made $1.1 million in royalty payments to RTW. Refer to Note 10, Fair Value Measurements, for additional information regarding the changes in fair value of the Revenue Interest Financing.

Concurrently and in connection with the Revenue Interest Financing and PIPE Subscription Agreement (as discussed in Note 3, Business Combination), on February 9, 2023, Legacy Allurion entered into the RTW Side Letter with RTW, subsequently amended on May 2, 2023. The Amended and Restated RTW Side Letter amended and restated the existing RTW Side Letter in its entirety, in order to reflect that any conditional additional shares issuable to RTW would be calculated net of any Backstop Shares issuable to RTW under the Backstop Agreement. Refer to Note 8, Debt for discussion regarding the additional shares issued to RTW in connection with the Amended and Restated RTW Side Letter and Backstop Agreement.

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

10.
Fair Value Measurements

The following tables present the fair value hierarchy for the Company's assets and liabilities that are measured at fair value at issuance date and on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

Fair Value Measurement as of March 31, 2024
	Total Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$23,049	$23,049	$—	$—
Total assets	$23,049	$23,049	$—	$—
Liabilities:
Legacy Allurion Common Stock Warrant Liabilities	$304	$—	$—	$304
Public Warrants	3,329	3,329	—	—
Revenue Interest Financing	35,000	—	—	35,000
PIPE Conversion Option	7,510	—	—	7,510
Earn-out Liability	9,800	—	—	9,800
Term Loan Derivative Liability	1,957	—	—	1,957
Success Fee Derivative Liability	14	—	—	14
Total Liabilities	$57,914	$3,329	$—	$54,585

Fair Value Measurement as of December 31, 2023
	Total Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$30,582	$30,582	$—	$—
Total assets	$30,582	$30,582	$—	$—
Liabilities:
Legacy Allurion Common Stock Warrant Liabilities	$821	$—	$—	$821
Public Warrants	5,943	5,943	—	—
Revenue Interest Financing	36,200	—	—	36,200
PIPE Conversion Option	5,600	—	—	5,600
Earn-out Liability	23,990	—	—	23,990
Term Loan Derivative Liability	1,895	—	—	1,895
Success Fee Derivative Liability	14	—	—	14
Total Liabilities	$74,463	$5,943	$—	$68,520

Public Warrants

As a result of the Business Combination on August 1, 2023, the Company recorded a liability for Public Warrants to purchase the Company's Common Stock. The Public Warrants are traded on the NYSE and are recorded at fair value using the closing price as March 31, 2024 of $0.25, which is a Level 1 input.

Legacy Allurion Warrants

The Company has classified the Legacy Allurion Common Stock Warrants within Level 3 of the hierarchy as the fair value is derived using the Black-Scholes option pricing model, which uses a combination of observable (Level 2) and unobservable (Level 3) inputs. See table below for the assumptions used in the pricing model of the Legacy Allurion Common Stock Warrants:

	Measurement Date	Interest Rate	Exercise Price	Estimated Fair Value of Underlying Share Price	Expected Volatility	Expected Life (Years)
Legacy Allurion Series C Preferred Stock warrants (as converted to Common)	March 31, 2024	4.20%	$6.73	$1.75	90%	7.00
Other Common Stock	March 31, 2024	4.36%	1.05	1.75	90%	3.44
Legacy Allurion Series D-1 Preferred Stock warrants (as converted to Common)	March 31, 2024	4.20%	12.14	1.75	90%	7.00-8.46

	Measurement Date	Interest Rate	Exercise Price	Estimated Fair Value of Underlying Share Price	Expected Volatility	Expected Life (Years)
Legacy Allurion Series C Preferred Stock warrants (as converted to Common)	December 31, 2023	3.88%	6.73	$3.74	100%	7.25
Other Common Stock	December 31, 2023	3.95%	1.05	3.74	100%	3.69
Legacy Allurion Series D-1 Preferred Stock warrants (as converted to Common)	December 31, 2023	3.88%	12.14	3.74	100%	7.25-8.71

Expected dividend yield for all calculations is 0.00%.

The following table reconciles the changes in fair value for the three months ended March 31, 2024 and 2023 of the warrant liabilities valued using Level 3 inputs:

	Preferred Stock Warrants (as converted to Common)	Common Stock Warrants	Total
Balance – January 1, 2023	$1,777	$596	$2,373
Change in fair value	826	649	1,475
Exercise of warrants	(18)	—	(18)
Balance – March 31, 2023	$2,585	$1,245	$3,830
Balance – January 1, 2024	$642	$179	$821
Change in fair value	(409)	(108)	(517)
Balance – March 31, 2024	$233	$71	$304

2019 Term Loan Success Fee Derivative Liability

The derivative liability for the success fee associated with Legacy Allurion's November 2019 loan and security agreement with Western Alliance Bank (the "2019 Term Loan" and such fee, the "Success Fee") was recorded at fair value as of March 31, 2024 using the following assumptions: weighted-average probability for the likelihood of a change in control or liquidity event within four years from the initial valuation date of the derivative liability and a market-based discount rate that will increase or decrease each period based on changes in the probability in the future cash flows.

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

Revenue Interest Financing and PIPE Conversion Option

The Revenue Interest Financing is accounted for using the FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The fair value of the Revenue Interest Financing was remeasured as of March 31, 2024 using a discounted cash flow ("DCF") method under the income approach utilizing future revenue projections and a discount rate of 26.8%.

The fair value of the PIPE Conversion Option was accounted for as a derivative under ASC 815. The instrument is measured using a Monte Carlo Simulation Method using the number of shares convertible of 1,065,341 and the following assumptions:

March 31, 2024
Stock Price	1.75
Risk-free interest rate	4.9%
Expected term (in years)	1.3
Expected volatility	100.0%

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

March 31, 2024
Stock Price	1.75
Risk-free interest rate	4.3%
Expected term (in years)	4.3
Expected volatility	102.0%

Term Loan Derivative Liability

The Term Loan derivative liability associated with the Fortress Term Loan was recorded at fair value as of March 31, 2024 using a DCF model that includes default interest payments expected to be made based on future revenue projections and cash flow assumptions and a discount rate of 26.8%.

The changes in the fair values of the Success Fee derivative liability, 2023 Convertible Notes, Revenue Interest Financing, PIPE Conversion Option and Earn-out liability categorized with Level 3 inputs for the three months ended March 31, 2024 and 2023 were as follows:

	Success Fee Derivative Liability	2023 Convertible Notes	Revenue Interest Financing	PIPE Conversion Derivative	Earn-Out Liability	Term Loan Derivative Liability	Total
Balance – January 1, 2023	$178	$—	$—	$—	$—	$—	$178
Fair value upon issuance	—	13,600	$—	—	—	—	13,600
Change in fair value	29	—	—	—	—	—	29
Balance – March 31, 2023	$207	$13,600	$—	$—	$—	$—	$13,807
Balance – January 1, 2024	$14	$—	$36,200	$5,600	$23,990	$1,895	$67,699
Fair value upon issuance	—	—	—	—	—	—	—
Change in fair value	—	—	(3,400)	1,910	(14,190)	62	(15,618)
Change in fair value - OCI	—	—	2,200	—	—	—	2,200
Repayments of debt	—	—	—	—	—	—	—
Balance – March 31, 2024	$14	$—	$35,000	$7,510	$9,800	$1,957	$54,281

The change in fair value of the Success Fee derivative liability, 2023 Convertible Notes, Revenue Interest Financing, PIPE Conversion Option, and Earn-Out liability at each period is recorded as a component of Other (expense) income in the condensed consolidated statements of operations, with the exception of the change in fair value associated with the change in credit risk related to the Revenue Interest Financing, which is recorded as a component of other comprehensive loss.

Assets and Liabilities Not Carried at Fair Value

The Company's Fortress Term Loan is carried at amortized cost. The fair value of the Fortress Term Loan was estimated to be $41.0 million on March 31, 2024. The fair value was determined using a DCF approach. We classified the fair value disclosures for the Fortress Term Loan within Level 3 of the fair value hierarchy because the fair value is derived using a significant unobservable input, which includes a discount rate.

11.
Income Taxes

The Company recorded income tax expense for the three months ended March 31, 2024 and 2023 of $0.1 million, representing effective tax rates of 1.3% and (0.2%), respectively. The tax expense recorded relates to the earnings of the Company’s profitable foreign subsidiaries.

As of March 31, 2024 and 2023, the Company maintained a full valuation allowance against its net deferred tax assets as the Company has incurred significant operating losses since inception and has concluded that its net deferred tax asset is not more-likely-than-not realizable.

As of March 31, 2024 and 2023, the Company has not recorded tax reserves for any uncertain tax provisions.

12.
Capital Stock and Stockholders’ Deficit

The Allurion Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Allurion preferred stock. As of March 31, 2024, no shares of Allurion preferred stock were outstanding.

Common Equity

The Allurion Certificate of Incorporation authorizes the issuance of up to 1,000,000,000 shares of Allurion Common Stock. As of March 31, 2024 and December 31, 2023, 47,898,737 and 47,688,096 shares of Common Stock were outstanding, respectively, after retrospectively adjusting for the effect of the reverse recapitalization.

The number of shares of Common Stock that have been reserved for issuance upon the potential conversion or exercise, as applicable, of the Company’s securities as of March 31, 2024, is as follows:

Outstanding options to purchase common stock	3,928,824
Restricted Stock Units	656,016
Warrants to purchase preferred stock (as converted to warrants to purchase common stock)	138,857
Warrants to purchase common stock	264,801
Public warrants to purchase common stock	18,759,696
Earn-Out Shares	9,000,000
Total	32,748,194

Warrants to Purchase Common Stock

In connection with the closing of the Business Combination, all outstanding warrants to purchase Legacy Allurion preferred stock and Legacy Allurion common stock were converted into Rollover Warrants to purchase Allurion Common Stock using the Exchange Ratio. As of March 31, 2024, there were 403,658 such Rollover Warrants outstanding to purchase Common Stock. Upon the closing of the Business Combination, certain Legacy Allurion preferred stock and Legacy Allurion common stock warrants that were converted into Rollover Warrants were determined to be equity classified.

March 31, 2024
Issuance Date	Remaining Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
12/1/2014	0.7	Common stock	Equity	44,272	$2.44
3/30/2021	7.0	Common stock	Liability	130,053	6.73
9/15/2022	8.5	Common stock	Liability	45,238	12.14
6/4/2022	8.2	Common stock	Liability	45,238	12.14
1/17/2017	2.8	Common stock	Equity	73,349	0.02
8/3/2017	3.3	Common stock	Equity	9,779	1.13
9/8/2017	3.4	Common stock	Liability	28,764	1.05
6/19/2018	4.2	Common stock	Liability	17,977	1.05
6/25/2019	5.2	Common stock	Liability	8,988	1.05
				403,658

December 31, 2023
Issuance Date	Remaining Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
12/1/2014	0.9	Common stock	Equity	44,272	$2.44
3/30/2021	7.2	Common stock	Liability	130,053	6.73
9/15/2022	8.7	Common stock	Liability	45,238	12.14
6/4/2022	8.4	Common stock	Liability	45,238	12.14
1/17/2017	3.0	Common stock	Equity	73,349	0.02
8/3/2017	3.6	Common stock	Equity	9,779	1.13
9/8/2017	3.7	Common stock	Liability	28,764	1.05
6/19/2018	4.5	Common stock	Liability	17,977	1.05
6/25/2019	5.5	Common stock	Liability	8,988	1.05
				403,658

In Compute Health's initial public offering, it sold units at a price of $10.00 per unit, which consisted of one share of Class A Common Stock, $0.0001 par value, of Compute Health ("Class A Common Stock") and one-half of a redeemable warrant (each a "Public Warrant") that entitled the holder the right to purchase one share of Class A Common Stock of CPUH at a price of $11.50 per share. On July 26, 2023, Compute Health's Public Warrant holders approved an amendment (the “Warrant Amendment”) to the warrant agreement that governed all Compute Health’s Public Warrants. Per the terms of the Warrant Amendment, upon completion of the Business Combination, each of the outstanding Compute Health Public Warrants became exercisable for 1.420455 shares of the Company’s Common Stock at an exercise price of $8.10 per share and each Compute Health Public Warrant was exchanged for 0.6125 Allurion Public Warrants in the Business Combination. The Public Warrants will expire August 1, 2030, seven years after the completion of the Business Combination, or earlier upon redemption or liquidation.

The Company may redeem the outstanding Public Warrants for cash at a price of $0.01 per Public Warrant at any time commencing 90 days after the completion of the Business Combination, and provided that the last sales price the Company’s Common Stock equals or exceeds $12.67 per share of any 20 trading days within a 30-day trading period ending on the third trading day prior to the date on which notice of redemption is given.

The Company may redeem the outstanding Public Warrants for shares of our Common Stock at a price of $0.10 per Public Warrant at any time commencing 90 days after the completion of the Business Combination, and provided that the last sales price of the Company’s Common Stock equals or exceeds $7.04 per share of any 20 trading days within a 30-day trading period ending on the third trading day prior to the date on which notice of redemption is given. Holders of the Public Warrants will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value (the “Redemption Fair Market Value”) of the shares of the Company's Common Stock. The Redemption Fair Market Value is determined based on the volume weighted average price of the Company’s Common Stock for the ten trading days immediately following the date on which notice of redemption is sent to the holders. As of March 31, 2024, the Company has not redeemed any of the outstanding Public Warrants. As of March 31, 2024, there were 13,206,822 outstanding Public Warrants exercisable for 18,759,696 shares of Allurion Common Stock.

Chardan Equity Facility

On December 18, 2023, we entered into a ChEF Purchase Agreement (the "Purchase Agreement") and a Registration Rights Agreement (the "Registration Rights Agreement"), each with Chardan Capital Markets ("Chardan") related to a "ChEF," Chardan's committed equity facility (the "Chardan Equity Facility"). Pursuant to the Purchase Agreement, the Company has the right from time to time at its option to sell to Chardan up to the lesser of (i) $100,000,000 in aggregate gross purchase price of newly issued shares of the Company's Common Stock, and (ii) 9,482,468 shares of Common Stock, which number of shares is equal to 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the Purchase Agreement (the "Exchange Cap"). In consideration for Chardan's entry into the Purchase Agreement, Allurion issued to Chardan 35,511 shares of Allurion Common Stock (the "Commitment Shares"). The Company recorded $0.1 million to additional paid-in capital and $0.1 million of expense in connection with the issuance of the Commitment Shares. The Company expensed an additional $0.1 million related to a non-refundable structuring fee (the "Structuring Fee") immediately following commencement. As of March 31, 2024, the Company had sold 143,234 shares of Common Stock to Chardan at a purchase price of $0.4 million in connection with the Purchase Agreement.

13.
Net Income (Loss) per Share

Basic and diluted net income (loss) per share was calculated as follows:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss)	$5,586	$(17,801)
Cumulative undeclared preferred dividends to participating securities (Legacy Series D convertible preferred stock)	—	(717)
Net income (loss) attributable to common shareholders - Basic	$5,586	$(18,518)
Adjustment for change in fair value of liability classified warrants	(108)	—
Net income (loss) attributable to common shareholders - Diluted	$5,478	$(18,518)

Basic weighted-average common shares outstanding	47,779,350	27,087,174
Effect of potentially dilutive securities:
Stock options	1,117,680	—
Restricted stock units	172,077	—
Warrants	121,367	—
Diluted weighted-average common shares outstanding	49,190,474	27,087,174

Basic net income (loss) per common share	$0.12	$(0.68)
Diluted net income (loss) per common share	$0.11	$(0.68)

The Company excluded the following potential shares of Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect. As the triggering event under which the Earn-Out shares become issuable has not been met as of March 31, 2024, the Earn-Out shares have been excluded from the computation of diluted net income (loss) per share.

	As of March 31,
	2024	2023
Outstanding options to purchase Common Stock	2,811,144	4,273,881
Restricted Stock Units	483,939	1,415,104
Warrants to purchase preferred stock (as converted to warrants to purchase Common Stock)	220,529	294,300
Warrants to purchase Common Stock	—	138,857
Shares of Common Stock issued upon the exercise of Public Warrants	18,759,696	—
Earn-Out Shares	9,000,000	—
Convertible Notes	—	2,552,080
Total	31,275,308	8,674,222

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

In connection with the closing of the Business Combination, the Company adopted the 2023 Stock Option and Incentive Plan (the "2023 Plan"), which provides for the award of stock options (both incentive and non-qualified), stock appreciation rights, restricted stock units, restricted stock awards, cash-based awards, and dividend equivalent rights. As of March 31, 2024, a total of 11,700,568 shares of Allurion Common Stock are reserved for issuance under the 2023 Plan. The 2023 Plan provides that the number of shares reserved for issuance under the 2023 Plan will automatically increase each January 1, beginning January 1, 2024 and ending January 1, 2033, by 5% of the number of fully diluted outstanding shares of Allurion Common Stock as of the immediately preceding December 31 or such lesser amount as determined by the Board and the compensation committee.

As of March 31, 2024, 4,584,840 options and RSUs were issued and outstanding under the 2010 Plan, 2020 Plan, and 2023 Plan. As of December 31, 2023, 4,529,673 options and RSUs were issued and outstanding under the 2010 Plan and 2020 Plan. The stock options generally vest over a four-year period and expire 10 years from the date of grant.

Stock-based compensation expense included in the condensed consolidated statement of operations was as follows:

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$5	$12
Selling, general and administrative	550	386
Research and development	(3)	11
Total stock-based compensation expense	$552	$409

Stock Options

The following table summarizes the option activity under the 2010 Plan, 2020 Plan, and the 2023 Plan during the three months ended March 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per option)	(in years)	(in thousands)
Outstanding—January 1, 2024	3,886,038	$2.67	6.9	$5,565
Granted	226,244	2.96
Cancellations and forfeitures	(178,812)	3.23
Exercised	(4,646)	1.74
Outstanding—March 31, 2024	3,928,824	2.67	6.5	1,087
Exercisable at March 31, 2024	2,814,622	$2.31	5.8	$1,028

Total stock compensation expense related to stock option awards during the three months ended March 31, 2024 was $0.2 million. As of March 31, 2024, there was approximately $2.4 million of unrecognized compensation costs related to unvested stock options granted under the 2020 Plan, which is expected to be recognized over a weighted-average vesting term of 2.2 years. The weighted average grant-date fair value of the stock option awards granted during the three months ended March 31, 2024 was $1.97 per option.

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

There were no grants during the three months ended March 31, 2023. The assumptions used in the Black Scholes option-pricing model for the three months ended March 31, 2024 are as follows:

Expected volatility	71%
Risk-free interest rate	4.14%
Expected dividend yield	0%
Expected term (in years)	6.1

Restricted Stock Units

In December 2022, the Company issued RSUs to a member of the Board of Directors with vesting subject to both a performance-based closing condition dependent on the successful Business Combination with Compute Health and time-based vesting conditions. See Note 3, Business Combination for information about the closing of the Business Combination with Compute Health. Upon the satisfaction of the closing condition, 62.5% of the RSUs awarded vested. Thereafter, the remaining 37.5% of the RSUs will vest monthly over a period of two years. All RSUs are subject to forfeiture if the grantee’s continuous service relationship as a member of the Board of Directors terminates prior to vesting. In October 2023 and March 2024, the Company issued RSUs to its Board of Director members that will vest in equal installments over three years, subject to continued service as a director through each vesting date. The following table summarizes the restricted stock unit activity under the 2020 Plan and 2023 Plan during the three months ended March 31, 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value
		(per share)
Outstanding—January 1, 2024	643,635	$4.45
Granted	75,000	2.61
Cancellations and forfeitures	—
Vested	(62,619)	4.51
Outstanding—March 31, 2024	656,016	$4.23

Total stock compensation expense related to RSUs for the three months ended March 31, 2024 was $0.3 million. As of March 31, 2024, there were $1.5 million of unrecognized compensation costs related to nonvested RSUs granted under the 2020 Plan and 2023 Plan, which is expected to be recognized over a remaining weighted-average vesting term of 2.0 years.

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

A total of 1,422,309 shares of the Company's Common Stock are reserved and authorized for issuance under the 2023 ESPP. In addition, the number of shares of Common Stock available for issuance under the 2023 ESPP will automatically increase each January 1, beginning on January 1, 2024 and each January thereafter, by the lesser of (i) 1% of the fully diluted outstanding shares of our Common Stock as of the immediately preceding December 31, (ii) 1,600,000 shares of our Common Stock, or (iii) such less number of shares determined by the administrator of the 2023 ESPP. As of March 31, 2024, no shares have been issued under the 2023 ESPP.

15.
Employee Benefit Plan

The Company has a 401(k) retirement plan that covers eligible U.S. employees. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions. During the three months ended March 31, 2024 and 2023, the Company's matching contributions to the plan were less than $0.1 million.

16.
Commitments and Contingencies

Leases

With respect to contracts involving the use of assets, if the Company has the right to direct the use of the asset and obtain substantially all economic benefits from the use of an asset, it accounts for the service contract as a lease.

In February 2023 and August 2023, the Company executed amendments to three of its leases in Natick, Massachusetts and its Hudson, Massachusetts lease, respectively. The amendments were accounted for as a modification of the existing lease agreements, with impacts to the lease term, lease payments, and related lease liability for each of the four leases. As a result of these amendments, the leases in Natick and Hudson will now expire between June 2024 and March 2028, and additional operating lease assets obtained in exchange for lease obligations were $0.9 million. In February 2024, the Company terminated one of its leases in Paris, France.

As of March 31, 2024, the Company was a party to six different leases for office, manufacturing, and laboratory space under non-cancelable office leases in three cities. These leases total approximately 51,000 square feet and will expire between June 2024 and March 2028. The Company has a right to extend certain of these leases for periods between three and five years. The Company also holds immaterial leases related to vehicles and office equipment. Under its leases, the Company pays base rent and a proportional share of operating expenses. Such operating expenses are subject to annual adjustment and are accounted for as variable payments in the period in which they are incurred.

The components of right-of-use ("ROU") assets and lease liabilities are included in the condensed consolidated balance sheets. The short-term portion of the Company's operating lease liability is recorded as part of Accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Aggregate Lease Information

Other pertinent lease information for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Operating lease costs	$278	$274
Short-term lease costs	10	6
Variable lease costs	77	88
Operating cash flows paid for amounts in the measurement of lease liabilities	292	262
Operating lease assets obtained in exchange for lease obligations	—	874

Future commitments under non-cancelable operating lease agreements as of March 31, 2024 are as follows (in thousands):

2024	$785
2025	1,037
2026	732
2027	642
Thereafter	108
Total lease payments	$3,304
Less: present value adjustment	(479)
Total lease liabilities	2,825
Less: current lease liability	(814)
Long-term operating lease liabilities	$2,011

The weighted-average remaining lease terms and discount rates related to our leases were as follows:

	March 31, 2024	March 31, 2023
Weighted -average remaining lease term (in years)	3.4	4.2
Weighted-average discount rate	9.9%	9.5%

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

Litigation and Claims

In the normal course of operations, the Company may become involved in various claims and legal proceedings related to, for example, the validity or scope of its intellectual property rights, employee-related matters, or adverse patient reactions. Additionally, during the normal course of business, the Company may be a party to legal claims that may not be covered by insurance. As of March 31, 2024 and December 31, 2023, the Company has not recorded accruals for probable losses related to any existing or pending litigation or claims as the Company’s management has determined that there are no matters where a potential loss is probable and reasonably estimable. The Company does not believe that any existing or pending claims would have a material impact on the Company’s consolidated financial statements.

17.
Geographic Information

Long-lived assets, consisting of property and equipment, net and ROU assets by geography were as follows (in thousands):

	March 31, 2024	December 31, 2023
United States	$5,059	$5,381
France	$780	1,010
All other countries	—	—
Long-lived assets	$5,839	$6,391

Refer to Note 4, Revenue for information on revenue by geography.

18.
Related-party Transactions

Lease Agreement with Related Party

In August 2022, the Company entered into an operating lease agreement for additional office space in Paris, France with LNMP JPBC Invest. The Company’s Trade Marketing Director was the signor of this lease for LNMP JPBS Invest. Additionally, the Company’s Chief Commercial Officer is also a partner of LNMP JPBC Invest. The lease agreement included lease payments of approximately $0.1 million per year. The term of the lease was August 1, 2022 through July 31, 2025. The Company concluded that the commercial terms of the lease agreement were competitive, at the current market rate and conducted at arm’s-length. This lease was terminated in February 2024.

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

Consulting Agreement with Related Party

In September 2023, Allurion France, a French société par actions simplifiée and wholly-owned subsidiary of Allurion ("Allurion France"), entered into a new corporate officer agreement with the Company's Chief Commercial Officer and Benoit Chardon Consulting, a French société à responsabilité limitée which is solely owned by Mr. Chardon ("BCC"), pursuant to which BCC agreed to serve as Managing Director of Allurion France. The new corporate officer agreement provided that BCC would receive base consulting fees of €28,333.33 per month and additional variable compensation subject to the incentive plan terms issued annually by Allurion and conditional on meeting Allurion France and personal performance attainment defined each year by Allurion. This agreement was terminated on December 12, 2023 by virtue of the termination agreement described below, effective December 31, 2023.

Termination Agreement with Related Party

On December 12, 2023, Allurion France entered into a termination agreement with the Company's Chief Commercial Officer, Benoit Chardon, and BCC. Pursuant to the termination agreement, the parties agreed to terminate the corporate officer agreement as of December 31, 2023 and BCC resigned from its duties as managing director of Allurion France effective December 31, 2023; Allurion paid BCC all amounts due to it under the corporate officer agreement through December 31, 2023. In addition, Allurion paid BCC a lump-sum termination fee of $0.2 million.

19.
Subsequent Events

Note Purchase Agreement

On April 14, 2024, Allurion, RTW as agent for the purchasers (the “Purchasers”) party thereto from time to time (RTW in such capacity, the “Principal Purchaser”), and Acquiom Agency Services LLC (“Acquiom”), as collateral agent for the Purchasers and the Principal Purchaser, entered into a Note Purchase Agreement (the “Original Note Purchase Agreement”). Subsequently, on April 16, 2024, the Company, the Principal Purchaser, the Purchasers and Acquiom entered into the First Amendment to the Original Note Purchase Agreement (the “Amendment”; the Original Note Purchase Agreement, as amended by the Amendment, the “Amended Note Purchase Agreement”).

Pursuant to the Amended Note Purchase Agreement, the Company issued and sold $48 million aggregate principal amount of convertible senior secured notes (the “Notes”) to the Purchasers in a private placement transaction. The Company used the proceeds from the issuance of the Notes to refinance its outstanding obligations under the Fortress Credit Agreement in full and to pay fees and expenses in connection therewith and in connection with the transactions contemplated by the Amended Note Purchase Agreement. The Company has terminated and repaid in full the outstanding borrowings and other obligations under the Fortress Credit Agreement.

The Notes will bear interest at the annual rate of 6.0%, which interest is payable quarterly in cash or, at the Company’s option, in kind for the first three years. The maturity date for the Notes is April 16, 2031. The Notes are guaranteed by Allurion Technologies, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Allurion Opco”), and certain other current and future subsidiaries of the Company, and are secured by substantially all the assets of the Company and the guarantors.

The Notes are convertible into shares of the Company's Common Stock at a Purchaser’s election at any time after the earliest of (i) the date on which Stockholder Approval (as defined below) is obtained, (ii) December 31, 2025, (iii) the date of a Fundamental Change Company Notice (as defined in the Amended Note Purchase Agreement), and (iv) the Make-Whole Fundamental Change Effective Date (as defined in the Amended Note Purchase Agreement), subject to certain terms and limitations in the Amended Note Purchase Agreement, based on the higher of (x) an initial conversion rate of 307.0797 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $3.26 per share, which represents a 35% premium to the trailing 30 day VWAP of the Company's Common Stock on the NYSE as of the close of business on April 12, 2024) and (y) a 35% conversion premium to the lowest price per share in an equity financing for capital raising purposes ending on the date on which the Company has raised aggregate gross offering proceeds of at least $15,000,000 (the “Next Equity Financing”). Although the initial conversion price based on clause (x) above for the Notes is above the NYSE’s “Minimum Price” (as such term is defined in Section 312.03 of the NYSE Listed Company Manual), it is subject to a reset provision at the time of the Next Equity Financing that could result in the conversion price falling below such Minimum Price. Therefore, the Amended Note Purchase Agreement provides that unless and until requisite approval of the Company’s stockholders is obtained (“Stockholder Approval”), the Company will not deliver common stock upon conversion of the Notes in excess of 1% of the number of shares of the Company’s common stock outstanding as of April 14, 2024. The Company is required to include a proposal in its definitive proxy statement on Schedule 14A seeking Stockholder Approval no later than December 31, 2025. If the Company does not obtain Stockholder Approval at such meeting, it shall call a special meeting of stockholders each 90-day period thereafter at least two times, and thereafter at each subsequent annual meeting until Stockholder Approval is obtained or the Notes are no longer outstanding; provided, that shares of common stock issued upon conversion of the Notes prior to obtaining Stockholder Approval shall not be entitled to vote in favor of Stockholder Approval.

The Amended Note Purchase Agreement contains certain financial reporting and other covenants, including the requirement to raise at least $15.0 million in aggregate gross cash proceeds from the offering and sale of our Common Stock, maintenance of a minimum liquidity amount of $12.5 million, and maintenance of minimum product revenues over trailing twelve-month periods.

Amendment to Revenue Interest Financing Agreement

On April 14, 2024, the Revenue Interest Financing Agreement (the "Original RIFA") was amended pursuant to the Omnibus Amendment (the “RIFA Amendment”) by and among the Company, Allurion Opco, Allurion Australia Pty Ltd, a proprietary limited company organized under the laws of Australia and a wholly-owned subsidiary of the Company, the Original RIFA Investors (as defined therein) and RTW, to reflect certain modifications agreed between the parties thereto in connection with the Purchasers’ purchase of the Notes and the refinancing of the Fortress Credit Agreement. Among other things, the RIFA Amendment waived the existing event of default under the Original RIFA, increased the rate of revenue interest payments to be paid to RTW on all current and future products and digital solutions developed and to be developed by the Company (the “Royalty Rate”) for net sales under $100 million prior to December 31, 2026 from 6% to 12%, and increased the Royalty Rate on net sales less than $100 million on or after January 1, 2027 from 10% to 12%, subject to the terms and conditions of the RIFA Amendment.

Amendment to RTW Side Letter

On April 14, 2024, the Company, Allurion Opco and the Additional RIFA Investors entered into the First Amendment to Amended and Restated Letter Agreement (the “Side Letter Amendment”) to reflect certain modifications to the Existing Side Letter in connection with the Purchasers’ purchase of the Notes. The Side Letter Amendment provides, among other things, that the Additional RIFA Investors may make a single election in certain circumstances to convert up to $7,500,000 of the purchase price that the Additional RIFA Investors paid for certain equity interests in the Company into an amount of financing provided by the Additional RIFA Investors to Allurion Opco pursuant to an additional revenue interest financing agreement with Allurion Opco.

Termination of Fortress Term Loan

On April 16, 2024, the Company terminated and repaid in full all outstanding borrowings and fees due under the Fortress Credit Agreement, including the release of all guarantees and liens related thereto, with the proceeds of the Amended Note Purchase Agreement described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis includes information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion and analysis should be read together with the consolidated financial statements as of and for the three months ended March 31, 2024 and March 31, 2023, and for the years ended December 31, 2023 and December 31, 2022 that are included in our Annual Report on Form 10-K filed with the SEC on March 26, 2024, as subsequently amended (as amended, the "Annual Report on Form 10-K"). This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the sections titled “Cautionary Statement Regarding Forward-Looking Statements" and “Risk Factors” in our Annual Report on Form 10-K or this Quarterly Report on Form 10-Q. For purposes of this section, all references in this discussion and analysis to “Allurion,” the “Company”, “we,” “us,” or “our” refers to the business and operations of Allurion and its consolidated subsidiaries following the consummation of the Business Combination and to Legacy Allurion and its consolidated subsidiaries prior to the consummation of the Business Combination. “Legacy Allurion” refers to Allurion Technologies, LLC, which was previously known as Allurion Technologies Opco, Inc. (formerly Allurion Technologies, Inc.) prior to the consummation of the Business Combination.

Overview

Allurion is a leading medical device company that is focused on creating a best-in-class weight loss platform to treat obese and overweight patients. Our platform, the Allurion Program, features the world’s first and only swallowable, procedure-less intragastric balloon for weight loss and offers AI-powered remote patient monitoring tools, a proprietary behavior change program, secure messaging and video telehealth that are delivered by the Allurion Virtual Care Suite ("VCS").

Our proprietary intragastric balloon, the Allurion Balloon, is swallowed as a capsule under the guidance of a health care provider without surgery, endoscopy, or anesthesia.

The Allurion VCS is comprised of tools to support patients’ weight loss experience, which we believe benefit both patients and health care providers:

1.
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
2.
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

Our products are currently sold in Europe, the Middle East, Africa, Latin America, Canada and the Asia-Pacific region. The U.S. Food and Drug Administration ("FDA") has approved the investigational device exemption ("IDE"), for Allurion’s AUDACITY clinical trial, a 48-week, prospective, randomized, open-label trial. We received approval of the IDE from the FDA in November 2021 to initiate the AUDACITY clinical trial in the United States. The first patient in the trial was treated in July 2022. During the third quarter of 2023, we completed the enrollment of 550 patients in the trial across 17 sites in the United States. The results of the trial are expected to support a premarket approval submission to the FDA.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products and receipt and maintenance of regulatory approvals. We generated revenue of $9.4 million and $14.1 million for the three months ended March 31, 2024 and 2023, respectively, and had net income of $5.6 million and incurred a net loss of $17.8 million for those same periods. We expect to continue to incur net losses as we focus on obtaining regulatory approvals for our products in new markets, refining our sales and marketing strategies, and continuing research and development efforts to further enhance our existing products. Further, following the closing of the Business Combination described below in “Recent Developments,” we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. As a result, we will need substantial additional funding for expenses related to our operating activities, including selling, marketing, general and administrative expenses and research and development expenses.

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

Recent Developments

Business Combination Agreement

On February 9, 2023, Allurion Technologies Opco, Inc. (formerly Allurion Technologies, Inc., “Legacy Allurion”) and Allurion Technologies, Inc. (formerly Allurion Technologies Holdings, Inc.) entered into the Business Combination Agreement (as subsequently amended on May 2, 2023, the “Business Combination Agreement”) with Compute Health Acquisition Corp. (“CPUH” or "Compute Health"), Compute Health Corp. (“Merger Sub I”) and Compute Health LLC (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”). Pursuant to the Business Combination Agreement, on August 1, 2023 (the “Closing Date”), the Mergers (as defined below) were consummated in three steps: (a) Compute Health merged with and into Allurion (the “CPUH Merger”), with Allurion surviving the CPUH Merger as a publicly listed entity (the time at which the CPUH Merger became effective, the “CPUH Merger Effective Time”) and becoming the sole owner of the Merger Subs; (b) three hours following the consummation of the CPUH Merger, Merger Sub I merged with and into Legacy Allurion (the “Intermediate Merger” and the time at which the Intermediate Merger became effective, the “Intermediate Merger Effective Time”), with Legacy Allurion surviving the Intermediate Merger and becoming a direct, wholly-owned subsidiary of Allurion; and (c) thereafter, Legacy Allurion merged with and into Merger Sub II (the “Final Merger” and, collectively with the CPUH Merger and the Intermediate Merger, the “Mergers”, and together with all other transactions contemplated by the Business Combination Agreement, the “Business Combination”), with Merger Sub II surviving the Final Merger and remaining a direct, wholly-owned subsidiary of Allurion (the time at which the Final Merger became effective, the “Final Merger Effective Time”). Allurion shares began trading on the New York Stock Exchange ("NYSE") under the ticker symbol “ALUR” on August 2, 2023. Upon completion of the Business Combination, Legacy Allurion's business operations continued as our business operations.

The Business Combination was accounted for as a reverse capitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, Compute Health, which was the legal acquirer, was treated as the “acquired” company for financial reporting purposes and Legacy Allurion was the accounting “acquirer”. Accordingly, the Business Combination was treated as the equivalent of our company issuing stock for the net assets of Compute Health, accompanied by a recapitalization. Our net assets and the net assets of Compute Health are stated at historical costs, with no goodwill or other intangible assets recorded. This determination is primarily based on the fact that, immediately following the Business Combination, Legacy Allurion stockholders had a majority of the voting power of Allurion, Legacy Allurion controlled the majority of the board seats of Allurion, and Legacy Allurion senior management comprised all of the senior management of Allurion. The equity structure has been restated in all comparative periods up to the Closing Date to reflect the number of shares of the Company's common stock, $0.0001 par value per share (“Allurion Common Stock” or the “Company’s Common Stock”), issued to Legacy Allurion stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Allurion's convertible preferred stock and Legacy Allurion common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio of approximately 0.9780 (the "Exchange Ratio") established in the Business Combination. As a result of this retrospective application, certain prior period balances within the condensed consolidated financial statements have changed. Refer to Note 3, Business Combination in the notes to our unaudited interim condensed consolidated financial statements for further discussion regarding the closing of the Business Combination with Compute Health.

Note Purchase Agreement

On April 14, 2024, Allurion, RTW Investments, LP (“RTW”), as agent for the purchasers (the “Purchasers”) party thereto from time to time (RTW in such capacity, the “Principal Purchaser”), and Acquiom Agency Services LLC (“Acquiom”), as collateral agent for the Purchasers and the Principal Purchaser, entered into a Note Purchase Agreement (the “Original Note Purchase Agreement”). Subsequently, on April 16, 2024, the Company, the Principal Purchaser, the Purchasers and Acquiom entered into the First

Amendment to the Original Note Purchase Agreement (the “Amendment”; the Original Note Purchase Agreement, as amended by the Amendment, the “Amended Note Purchase Agreement”).

Pursuant to the Amended Note Purchase Agreement, the Company issued and sold $48 million aggregate principal amount of convertible senior secured notes (the “Notes”) to the Purchasers in a private placement transaction. The Company used the proceeds from the issuance of the Notes to refinance its outstanding obligations under the Fortress Credit Agreement in full and to pay fees and expenses in connection therewith and in connection with the transactions contemplated by the Amended Note Purchase Agreement. The Company has terminated and repaid in full the outstanding borrowings and other obligations under the Fortress Credit Agreement.

The Notes will bear interest at the annual rate of 6.0%, which interest is payable quarterly in cash or, at the Company’s option, in kind for the first three years. The maturity date for the Notes is April 16, 2031. The Notes are guaranteed by Allurion Technologies, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Allurion Opco”), and certain other current and future subsidiaries of the Company, and are secured by substantially all the assets of the Company and the guarantors.

The Notes are convertible into shares of the Company's Common Stock, at a Purchaser’s election at any time after the earliest of (i) the date on which Stockholder Approval (as defined below) is obtained, (ii) December 31, 2025, (iii) the date of a Fundamental Change Company Notice (as defined in the Amended Note Purchase Agreement), and (iv) the Make-Whole Fundamental Change Effective Date (as defined in the Amended Note Purchase Agreement), subject to certain terms and limitations in the Amended Note Purchase Agreement, based on the higher of (x) an initial conversion rate of 307.0797 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $3.26 per share, which represents a 35% premium to the trailing 30 day volume weighted average price (“VWAP”) of the Company's common stock on the New York Stock Exchange (the “NYSE”) as of the close of business on April 12, 2024) and (y) a 35% conversion premium to the lowest price per share in an equity financing for capital raising purposes ending on the date on which the Company has raised aggregate gross offering proceeds of at least $15,000,000 (the “Next Equity Financing”). Although the initial conversion price based on clause (x) above for the Notes is above the NYSE’s “Minimum Price” (as such term is defined in Section 312.03 of the NYSE Listed Company Manual), it is subject to a reset provision at the time of the Next Equity Financing that could result in the conversion price falling below such Minimum Price. Therefore, the Amended Note Purchase Agreement provides that unless and until requisite approval of the Company’s stockholders is obtained (“Stockholder Approval”), the Company will not deliver common stock upon conversion of the Notes in excess of 1% of the number of shares of the Company’s common stock outstanding as of April 14, 2024. The Company is required to include a proposal in its definitive proxy statement on Schedule 14A seeking Stockholder Approval no later than December 31, 2025. If the Company does not obtain Stockholder Approval at such meeting, it shall call a special meeting of stockholders each 90-day period thereafter at least two times, and thereafter at each subsequent annual meeting until Stockholder Approval is obtained or the Notes are no longer outstanding; provided, that shares of common stock issued upon conversion of the Notes prior to obtaining Stockholder Approval shall not be entitled to vote in favor of Stockholder Approval.

Amendment to Revenue Interest Financing Agreement

On April 14, 2024, the Revenue Interest Financing Agreement (the "Original RIFA") was amended pursuant to the Omnibus Amendment (the “RIFA Amendment”) by and among the Company, Allurion Opco, Allurion Australia Pty Ltd, a proprietary limited company organized under the laws of Australia and a wholly-owned subsidiary of the Company, the Original RIFA Investors (as defined therein) and RTW, to reflect certain modifications agreed between the parties thereto in connection with the Purchasers’ purchase of the Notes and the refinancing of the Fortress Credit Agreement. Among other things, the RIFA Amendment waived the existing event of default under the Original RIFA, increased the rate of revenue interest payments to be paid to RTW on all current and future products and digital solutions developed and to be developed by the Company (the “Royalty Rate”) for net sales under $100 million prior to December 31, 2026 from 6% to 12%, and increased the Royalty Rate on net sales less than $100 million on or after January 1, 2027 from 10% to 12%, subject to the terms and conditions of the RIFA Amendment.

Amendment to RTW Side Letter

On April 14, 2024, the Company, Allurion Opco and the Additional RIFA Investors entered into the First Amendment to Amended and Restated Letter Agreement (the “Side Letter Amendment”) to reflect certain modifications to the Existing Side Letter in connection with the Purchasers’ purchase of the Notes. The Side Letter Amendment provides, among other things, that the Additional RIFA Investors may make a single election in certain circumstances to convert up to $7,500,000 of the purchase price that the Additional RIFA Investors paid for certain equity interests in the Company into an amount of financing provided by the Additional RIFA Investors to Allurion Opco pursuant to an additional revenue interest financing agreement with Allurion Opco.

Termination of Fortress Term Loan

On April 16, 2024, the Company terminated and repaid in full, all outstanding borrowings and fees under the Fortress Credit Agreement, dated as of August 1, 2023 (as amended by the Fortress Amendment, dated as of December 29, 2023), by and among the Company, Allurion Opco, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto (the "Lenders" and each, a "Lender") and Fortress Credit Corp., as administrative agent for the Lenders, including the release of all guarantees and liens related thereto.

Key Factors Affecting Our Operating Results

We believe that our performance and future success depend on many factors that present significant opportunities but also pose risks and challenges, including those discussed below and in the “Risk Factors” section of our Annual Report on Form 10-K.

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
•
Sales force size and effectiveness. The speed at which newly hired salespeople become effective can impact our revenue growth or our costs incurred in anticipation of such growth. We intend to continue to improve and increase performance in our sales and marketing organization, and expand our international programs to help facilitate further adoption of our products as well as broaden awareness of our products to new customers.
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

Other Income (Expense), Net

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

Change in Fair Value of Revenue Interest Financing and PIPE Conversion Option

The change in fair value of Revenue Interest Financing and PIPE Conversion Option consists of the expense recognized upon the mark to market of the Revenue Interest Financing with RTW and the issuance and mark to market of the PIPE Conversion Option. See Note 10, Fair Value Measurements for further information.

Change in Fair Value of Earn-out Liabilities

The change in fair value of earn-out liabilities consists of the gain or loss recognized upon mark to market of the contingent earn-out consideration. See Note 10, Fair Value Measurements for further information.

Other Income (Expense), net

Other income (expense), net consists of interest earned on our invested cash balances, which primarily consist of deposit accounts and money market funds, foreign currency transaction gains and losses and expense associated with our Success Fee derivative liability and Fortress Term Loan derivative liability. See Note 10, Fair Value Measurements for further information.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023 (unaudited)

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Revenue	$9,386	$14,071	$(4,685)
Cost of revenue	2,520	2,940	(420)
Gross profit	6,866	11,131	(4,265)
Operating expenses:
Sales and marketing	6,145	11,864	(5,719)
Research and development	5,725	7,852	(2,127)
General and administrative	6,386	5,306	1,080
Total operating expenses:	18,256	25,022	(6,766)
Loss from operations	(11,390)	(13,891)	2,501
Other (expense) income:
Interest expense	(1,931)	(2,237)	306
Changes in fair value of warrants	3,131	(1,475)	4,606
Changes in fair value of Revenue Interest Financing and PIPE conversion option	1,490	-	1,490
Changes in fair value of earn-out liabilities	14,190	-	14,190
Other (expense) income, net	172	(164)	336
Total other (expense) income:	17,052	(3,876)	20,928
Income (loss) before income taxes:	5,662	(17,767)	23,429
Provision for income taxes:	(76)	(34)	(42)
Net income (loss)	$5,586	$(17,801)	$23,387

Revenue

Revenue decreased $4.7 million, or 33%, to $9.4 million for the three months ended March 31, 2024, compared to the same period in 2023. The decrease in revenue was primarily the result of decreased gastric balloon units sold due to lower re-order rates as distributors and certain accounts adjusted their inventory levels. The decrease in revenue was also attributable to selling less or no product to certain distributors and accounts to manage our credit risk.

Cost of Revenue

Cost of revenue decreased $0.4 million, or 14%, to $2.5 million for the three months ended March 31, 2024, compared to the same periods in 2023. The decrease in cost of revenue was a direct result of decreased gastric balloon units sold, partially offset by an increase in manufacturing expense, as less labor and overhead was absorbed due to lower production volumes.

Gross Profit

Gross profit decreased $4.3 million, or 38%, to $6.9 million for the three months ended March 31, 2024, compared to the same period in 2023. The decrease in gross profit was primarily the result of an increase in our manufacturing expense, as less labor and overhead was absorbed due to lower production volumes, as well as a decrease in revenue and sales volume of our gastric balloon system.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses decreased $5.7 million, or 48%, to $6.2 million for the three months ended March 31, 2024, compared to the same period in 2023. The decrease in sales and marketing expenses was the result of a $2.7 million decrease in marketing spend driven by a reorganization of our selling and marketing spend on more efficient channels and geographies, a $1.4 million decrease in shipping and logistics expenses driven by a decrease in sales during the comparable periods, a $0.5 million decrease in sales meetings, and a $0.5 million decrease in salaries, related benefits, and consulting costs.

Research and Development Expenses

Research and development expenses decreased $2.1 million, or 27%, to $5.7 million for the three months ended March 31, 2024, compared to the same period in 2023. The decrease in research and development expenses was primarily the result of a $1.3 million decrease in costs related to the AUDACITY clinical trial as it nears completion, a $0.7 million decrease attributable to salaries and related benefit costs due to lower headcount, and a $0.2 million decrease in outside consulting costs. We expect research and development expenses to decrease in 2024 as our AUDACITY trial nears completion.

General and Administrative Expenses

General and administrative expenses increased $1.1 million, or 20%, to $6.4 million for the three months ended March 31, 2024, compared to the same period in 2023. The increase in general and administrative expenses was primarily the result of a $0.9 million increase attributable to salaries, benefits, and related costs, a $0.7 million increase in legal and professional fees, a $0.3 million increase in insurance expense related to director and officer insurance, and a $0.2 million increase in stock-based compensation expense. These increases were partially offset by a $1.0 million decrease in bad debt expense.

Other expense (income)

Interest Expense

Interest expense decreased $0.3 million, or 14%, to $1.9 million for the three months ended March 31, 2024, compared to the same period in 2023. The decrease in interest expense was due to a reduction in principal of our Fortress Term Loan as compared to our 2021 Term Loan during the comparable period.

Change in Fair Value of Warrants

The $4.6 million gain attributable to the change in fair value of warrants for the three months ended March 31, 2024, compared to the same period in 2023, was due to mark to market fluctuations in our warrant liabilities due to the decline in value of our common stock during the period.

Change in Fair Value of Revenue Interest Financing and PIPE Conversion Option

The $1.5 million gain attributable to the change in fair value of Revenue Interest Financing and PIPE Conversion Option for the three months ended March 31, 2024 was primarily due to a $3.4 million gain related to the change in fair value in the Revenue Interest Financing from December 31, 2023 to March 31, 2024. This gain was partially offset by a $1.9 million loss in the change in fair value of the PIPE Conversion Option from December 31, 2023 to March 31, 2024 due to a decrease in the Company's stock price during the period.

Change in Fair Value of Earn-Out Liabilities

The $14.2 million gain attributable to the change in the fair value of earn-out liabilities for the three months ended March 31, 2024 was due to the decrease in the Company's stock price from December 31, 2023 to March 31, 2024.

Other (Expense) Income, Net

The change in Other (expense) income, net for the three months ended March 31, 2024 compared to the same period in 2023, was $0.3 million of income primarily driven by interest income of $0.5 million, partially offset by a $0.3 million loss related to fluctuations in exchange rates of foreign currencies.

Provision for Income Taxes

We recorded a provision for income taxes of $0.1 million and less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively. These provisions for income taxes are due to net income in certain foreign jurisdictions.

Liquidity and Capital Resources

Since our inception, we have primarily obtained cash to fund our operations through the sale of Allurion preferred stock, issuance of term loans and issuance of convertible debt instruments. As of March 31, 2024, we had $29.7 million in cash and cash equivalents. We had net income of $5.6 million and incurred a net loss of $17.8 million for the three months ended March 31, 2024 and 2023, respectively. We incurred cash outflows from operating activities of $8.6 million and $10.3 million during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $207.2 million. We expect to continue to generate significant operating losses for the foreseeable future.

Our future capital requirements will depend on many factors, including:

•
the emergence of competing innovative weight loss experiences and other adverse marketing developments;
•
the timing and extent of our sales and marketing and research and development expenditures; and
•
any investments or acquisitions we may choose to pursue in the future.

Our revenue for the three months ended March 31, 2024 was $9.4 million, which represented a quarter-over-quarter decrease of 33%. The decrease in revenue was primarily the result of lower re-order rates as distributors and certain accounts adjusted their inventory levels. The decrease in revenue was also attributable to selling less or no product to certain distributors and accounts to manage our credit risk. If our current cash and anticipated revenue and resulting cash flows from operations are insufficient to satisfy our liquidity requirements, due to increased expenditures, lower demand for our gastric balloon system, the occurrence of other events or the realization of the risks described in our Annual Report on Form 10-K, we may be required to raise additional capital through the issuances of public or private equity or debt financing or other capital sources earlier than expected.

Until such time as we can generate significant revenue to fund operations, we expect to use proceeds from the issuance of equity, debt financings, or other capital transactions to fund our operations and satisfy our liquidity requirements. We may be unable to increase our revenue, raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue our operations or the development and commercialization of one or more of our product candidates and other strategic initiatives. Based on our recurring losses from operations incurred since inception, the expectation of continuing operating losses for the foreseeable future, and the potential need to raise additional capital to finance its future operations and debt service payments, we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that the consolidated financial statements included in this Quarterly Report on Form 10-Q are issued.

Financing Arrangements

Note Purchase Agreement

On April 16, 2024, we received $48 million in gross proceeds from the Amended Note Purchase Agreement with RTW, which proceeds were used to repay all outstanding principal, accrued and unpaid interest and other obligations with respect to the Fortress Term Loan.

Chardan Purchase Agreement

On December 18, 2023, we entered into the Purchase Agreement with Chardan. Pursuant to the Purchase Agreement, we have the right from time to time at our option to sell to Chardan up to the lesser of (i) $100,000,000 in aggregate gross purchase price of newly issued shares of our Common Stock, and (ii) the Exchange Cap.

As of March 31, 2024, we have received $0.4 million in net proceeds from sales of shares of our Common Stock pursuant to the Purchase Agreement with Chardan.

Fortress Credit Agreement

On August 1, 2023, we received $57.6 million in net proceeds from the Fortress Credit Agreement that was to mature in June 2027. We entered into the Fortress Term Loan pursuant to the Fortress Credit Agreement on August 1, 2023 in connection with the closing of the Business Combination. In December 2023, we repaid $20.0 million of outstanding principal under the Fortress Term Loan. On April 16, 2024, we received $48 million in gross proceeds from the Amended Note Purchase Agreement with RTW, which proceeds were used to repay all outstanding principal, accrued and unpaid interest and other obligations with respect to the Fortress Term Loan. The Fortress Term Loan is included in current portion of term loan on our consolidated balance sheet as of March 31, 2024. See Note 8, Debt in the notes to our unaudited interim condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 included within this Quarterly Report on Form 10-Q for additional details regarding the Fortress Term Loan.

Revenue Interest Financing Agreement

On August 1, 2023, we received $40.0 million in proceeds from the Revenue Interest Financing Agreement with RTW, which matures in December 2030. We entered into the Revenue Interest Financing Agreement on February 9, 2023 and received the proceeds at the closing of the Business Combination. The Revenue Interest Financing Agreement is included in Revenue Interest Financing liability on our consolidated balance sheet as of March 31, 2024. On April 14, 2024, the Revenue Interest Financing Agreement was amended to, among other things, increase the rate of revenue interest payments to be paid to RTW. See Note 9, Revenue Interest Financing, Side Letter, and PIPE Conversion Option and Note 19, Subsequent Events in the notes to our unaudited interim condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 included within this Quarterly Report on Form 10-Q for additional details regarding the Revenue Interest Financing Agreement.

PIPE Investment

On August 1, 2023, we received $37.9 million proceeds from the PIPE Subscription Agreement for which the PIPE Investors received 5,386,695 shares of Allurion Common Stock at a price of $7.04 per share.

2021 Term Loan

On August 1, 2023, in connection with the closing of the Business Combination, we repaid all outstanding principal, accrued and unpaid interest and other obligations with respect to the 2021 Term Loan, which has been terminated. See Note 8, Debt in the notes to our unaudited interim condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 for additional details regarding the 2021 Term Loan.

Convertible Notes

On August 1, 2023, all outstanding Allurion Convertible Notes and related interest expense were converted into shares of Allurion Common Stock in connection with the closing of the Business Combination. As of March 31, 2024, there were no outstanding convertible notes. See Note 8, Debt in the notes to our unaudited interim condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 for additional details related to our convertible notes.

Material Cash Requirements for Known Contractual and Other Obligations

Leases

We have entered into various non-cancellable operating leases for our corporate office, manufacturing facilities, research and development labs, management office space and certain equipment. The leases have varying terms expiring between 2024 and 2028. See Note 16, Commitments and Contingencies of the notes to our unaudited interim condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 for additional details related to our noncancelable operating leases.

Term Loan and Financing Strategy

We had $43.1 million of outstanding debt under the Fortress Term Loan as of March 31, 2024. On April 16, 2024, we received $48 million in gross proceeds from the Amended Note Purchase Agreement with RTW, which proceeds were used to repay all outstanding principal, accrued and unpaid interest and other obligations with respect to the Fortress Term Loan.

Revenue Interest Financing

We received $40.0 million in proceeds from the Revenue Interest Financing Agreement with RTW on August 1, 2023. In exchange, we are obligated to remit to RTW certain revenue interest payments on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by Allurion and its subsidiaries at certain specified rates. On April 14, 2024, the Revenue Interest Financing Agreement was amended to, among other things, increase the rate of revenue interest payments to be paid to RTW for net sales under $100 million prior to December 31, 2026 from 6% to 12%, and increase the royalty rate on net sales less than $100 million on or after January 1, 2027 from 10% to 12%.

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

Cash Flows

The following table sets forth a summary of cash flows for the periods presented:

	Three Months Ended March 31,
(In thousands)	2024	2023
Net cash used in operating activities	$(8,636)	$(10,318)
Net cash used in investing activities	(104)	(277)
Net cash provided by financing activities	387	12,866
Net increase (decrease) in cash and cash equivalents, and restricted cash	$(8,353)	$2,271

Net Cash Used in Operating Activities

Three Months Ended March 31, 2024 and 2023

During the three months ended March 31, 2024, net income of $5.6 million and net cash provided by changes in our operating assets and liabilities of $2.6 million was more than offset by non-cash income of $16.8 million, resulting in cash used from operating activities of $8.6 million.

Non-cash income consisted of $14.2 million of income related to the change in fair value of our earn-out liabilities, $3.1 million of mark to market adjustments related to our warrant liabilities, and $1.5 million of income related to the change in fair value of the Revenue Interest Financing and PIPE Conversion Option. This non-cash income was partially offset by $0.6 million of stock-based compensation expenses, $0.4 million of depreciation and amortization expense, $0.3 million of non-cash interest expense primarily related to the accretion of debt discount associated with our Fortress Term Loan, $0.3 million of unrealized loss on foreign exchange, a $0.2 million provision for inventory, and $0.2 million of non-cash lease expense.

Net cash provided by changes in our operating assets and liabilities consisted of a $1.7 million decrease in accounts receivable, a $0.3 million decrease in inventory, a $0.2 million decrease in prepaid expenses, other current and long-term assets, and a net $0.6 million increase in accounts payable, accrued expenses and other current liabilities.

The decrease in accounts receivable was the result of an increase in cash collections. The decrease in inventory was primarily related to a decrease in raw materials and work in progress. The decrease in prepaid expenses, other current and long-term assets was primarily related to a decrease in payroll deposits. The net increase in accounts payable, accrued expenses and other current liabilities was primarily related to timing of payments.

During the three months ended March 31, 2023, operating activities used $10.3 million of cash, resulting from a net loss of $17.8 million, partially offset by net cash provided by changes in our operating assets and liabilities of $3.9 million and non-cash charges of $3.6 million.

Non-cash charges consisted of $1.5 million of mark to market adjustments related to our warrant and derivative liabilities, a $1 million provision for uncollectible accounts, $0.5 million of depreciation and amortization expense, $0.4 million of stock-based compensation expense, and $0.3 million of non-cash interest expense primarily related to the accretion of debt discount associated with our outstanding debt arrangements.

Net cash provided by changes in our operating assets and liabilities consisted of a net $4.9 million increase in accounts payable, accrued expenses and other current liabilities, partially offset by a $0.4 million increase in inventory, and a $0.4 million increase in accounts receivable.

The net increase in accounts payable, accrued expenses and other current liabilities was primarily related to increased expenses as well as timing of payments. The increase in inventory was primarily related to an increase in finished goods and raw materials. The increase in accounts receivable was primarily related to growth in sales.

Net Cash Used in Investing Activities

Three Months Ended March 31, 2024 and 2023

During the three months ended March 31, 2024 and March 31, 2023, cash used in investing activities was $0.1 million and $0.3 million, respectively, consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Three Months Ended March 31, 2024 and 2023

During the three months ended March 31, 2024, cash provided by financing activities was $0.4 million, consisting of $0.4 million of proceeds from our equity line financing.

During the three months ended March 31, 2023, cash provided by financing activities was $12.9 million, consisting of $13.6 million from the issuance of our 2023 Convertible Notes, net of issuance costs, partially offset by $0.8 million of payments of deferred financing costs.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Valuation of Earn-Out Liabilities

In connection with the Business Combination, holders of Legacy Allurion common stock and Legacy Allurion preferred stock and holders of vested options, warrants and restricted stock units exercisable or convertible into Legacy Allurion capital stock received the contingent right to receive additional shares of our Common Stock (the “Earn-Out Shares”) upon the achievement of certain earn-out targets. As the contingent earn-out consideration contains a settlement provision that precludes it from being indexed to our stock, it is classified as a liability under ASC 480, as defined in Note 2, Summary of Significant Accounting Policies. The fair value of contingent earn-out consideration is estimated as of the acquisition date at the present value of the expected contingent payments using a Monte Carlo Simulation Method ("MCSM"). The MCSM utilizes a combination of observable (Level 2) and unobservable (Level 3) inputs, which include the trading price and volatility of the underlying common stock, expected term, risk-free interest rates, and expected date of a qualifying event. The determination of the fair value of these financial instruments is complex and highly judgmental due to the significant estimation required. In particular, the fair value estimate is sensitive to certain assumptions, such as the volatility of underlying shares.

Changes in the estimated fair value of the contingent earn-out consideration are recorded in Other income (expense) in the condensed consolidated statements of operations and are reflected in the period in which they are identified. Changes in the estimated fair value of the continent earn-out consideration may materially impact or cause volatility in our operating results.

Valuation of Revenue Interest Financing and PIPE Conversion Option

In connection with the Business Combination, we entered into the Revenue Interest Financing Agreement with RTW, under which the Company received $40.0 million upfront. In exchange, we are obligated to remit to RTW certain revenue interest payments on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by Allurion and its subsidiaries until December 31, 2030. We account for the Revenue Interest Financing Agreement under the fair value option election of ASC 825. The Revenue Interest Financing Agreement accounted for under the fair value option (" FVO") election is a debt host financial instrument containing embedded features wherein the entire financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The fair value of the Revenue Interest Financing is calculated using a discounted cash flow method under the income approach utilizing future revenue projections and a discount rate. Changes in the estimated fair value of the Revenue Interest Financing Agreement are recorded as a component of Other income (expense) in the condensed consolidated statements of operations. A portion of the estimated change in fair value must be reported in other comprehensive loss to the extent that it is attributable to instrument-specific credit risk. As a result of electing the FVO, direct costs and fees related to the Revenue Interest Financing are expensed as incurred.

In connection with the Company entering in the Revenue Interest Financing, we and RTW entered into the RTW Side Letter under which RTW may elect to convert up to $7.5 million of its initial PIPE subscription into an additional revenue interest financing by forfeiting a number of shares of our common stock acquired by the RTW in its PIPE Investment (the "PIPE Conversion Option"). We account for the PIPE Conversion Option as a freestanding financial instrument that qualifies for derivative liability accounting in accordance with ASC 815, Derivatives and Hedging. The fair value of the PIPE Conversion Option is measured using a MCSM using a combination of observable (Level 2) and unobservable (Level 3) inputs, which include the number of shares convertible, the stock price of the underlying common stock, volatility, risk-free rates, and expected term. The PIPE Conversion Option is initially measured at its fair value within Other liabilities on the condensed consolidated balance sheets with corresponding recognition of expense at inception as there is no right received by the Company that meets the definition of an asset and the transaction did not involve a distribution or a dividend. Subsequent changes in fair value of the derivative liability are recognized as a gain or loss as a component of Other income (expense) in the condensed consolidated statements of operations.

Determination of Fair Value of Legacy Allurion Preferred Stock, Common Stock and Warrants

The estimated fair value of our Legacy Allurion shares has been determined by the Legacy Allurion board of directors, with input from management, considering the most recently available third-party valuations then available and the Legacy Allurion board of directors' assessment of additional objective and subjective factors that it believed were relevant. These factors included, but were not limited to:

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

The fair value of the underlying Legacy Allurion Preferred Stock, Common Stock, and warrants was determined by the Legacy Allurion board of directors until we were listed on the NYSE on August 2, 2023. The fair value of the Legacy Allurion shares is utilized in the determination of stock-based compensation expense, Common Stock warrant liability expense, preferred stock recorded at fair value and the convertible notes conversion price. The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of the Legacy Allurion preferred stock issued in 2021 and Legacy Allurion Convertible Notes converted in 2021 could be materially different. Significantly different assumptions or estimates could also impact the fair value of the Legacy Allurion Stock Options and stock-based compensation and fair value of the Legacy Allurion warrants, but these have not been material to date.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents totaling $29.7 million at March 31, 2024. Cash equivalents were invested primarily in money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under our investment policy, we invest in highly rated securities, issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, net loss or cash flows.

We have exposure to interest rate risk from our variable rate debt. We do not hedge our exposure to changes in interest rates. As of March 31, 2024, we had $43.1 million in variable rate debt outstanding with Fortress. Interest on our debt is payable monthly during the term of the loan and is calculated as 6.44% plus the greater of (i) the Wall Street Journal Prime Rate and (ii) 3.0% (14.94% as of March 31, 2024 in the aggregate). Changes in the Wall Street Journal Prime Rate may therefore affect our interest expense associated with the loan. A 10% change in interest rates would increase expense by approximately $0.4 million annually based on the amounts outstanding at March 31, 2024 and would not materially affect our results of operations.

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

To date, we have not engaged in any foreign currency hedging activities. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency exchange rates. During the three months ended March 31, 2024, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would have had an impact of approximately 7% on revenues and 7% on expenses and would have impacted our net income by approximately 6%. During the three months ended March 31, 2023, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would have had an impact of approximately 6% on revenues and 2% on expenses and would have impacted our net loss by approximately 1%.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2024 as a result of the material weaknesses in our internal control over financial reporting discussed below.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently a party to any material legal proceedings. Regardless of outcome, such proceedings or claims can have an adverse impact on the Company because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 1A. Risk Factors.

Information regarding risk factors appears in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 26, 2024 and subsequently amended on April 29, 2024 (the “Form 10-K”). There have been no material changes from the risk factors previously disclosed in such Form 10-K. In addition to the matters set forth herein, investors should review the risks factors and other information provided in the Form 10-K prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial conditions and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities, Use of Proceeds

On April 16, 2024, pursuant to the Amended Note Purchase Agreement, we issued and sold $48.0 million aggregate principal amount of convertible senior secured notes to the Purchasers, which proceeds were used to repay all outstanding principal, accrued and unpaid interest and other obligations with respect to the Fortress Term Loan (as defined above). The Notes are convertible into shares of our common stock based on the higher of (x) an initial conversion rate of 307.0797 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $3.26 per share, which represents a 35% premium to the trailing 30 day VWAP of the Company's common stock on the NYSE as of the close of business on April 12, 2024) and (y) a 35% conversion premium to the lowest price per share in an equity financing for capital raising purposes ending on the date of the Next Equity Financing. The maturity date for the Notes will be April 16, 2031. The Notes are guaranteed by Allurion Opco and certain other current and future subsidiaries of the Company, and are secured by substantially all the assets of Allurion and the guarantors. We used the proceeds from the issuance of the Notes to refinance its outstanding obligations under the Fortress Credit Agreement in full and to pay fees and expenses in connection therewith and in connection with the transactions contemplated by the Amended Note Purchase Agreement.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The issuances of the Notes and shares described above were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter covered by this report.

Item 6. Exhibits.

The following list of exhibits includes exhibits submitted with this Quarterly Report of Form 10-Q as filed with the SEC and those incorporated by reference to other filings.

Exhibit Number	Description	Incorporated by Reference herein from - Form or Schedule	File Number	Exhibit	Filed Date
3.1	Amended and Restated Certificate of Incorporation of Allurion Technologies, Inc. (f/k/a Allurion Technologies Holdings, Inc.	8-K	001-41767	3.1	August 7, 2023
3.2	Bylaws of Allurion Technologies, Inc. (f/k/a Allurion Technologies Holdings, Inc.)	8-K	001-41767	3.2	August 7, 2023
4.1	Warrant Agreement, dated February 4, 2021, between Compute Health Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-40001	4.1	February 9, 2021
4.2	Amendment to Warrant Agreement, dated August 1, 2023, by and between Compute Health and Continental Stock Transfer & Trust Company.	8-K	001-41767	4.2	August 7, 2023
4.3	Warrant Assignment, Assumption and Amendment Agreement, dated August 1, 2023, by and among Compute Health Acquisition Corp., New Allurion Holdings, Inc., and Continental Stock Transfer & Trust Company.	8-K	001-41767	4.3	August 7, 2023
10.1#+	Note Purchase Agreement dated as of April 14, 2024, by and among Allurion Technologies, Inc., RTW Investments, LP, as agent for the purchasers part thereto from time to time, and Acquiom Agency Services LLC, as collateral agent for the purchasers.	8-K	001-41767	10.1	April 17, 2024
10.2#	Omnibus Amendment, dated as of April 14, 2024, by and among Allurion Technologies, Inc., Allurion Technologies, LLC and certain entities that have engaged RTW Investments, LP as investment manager.	8-K	001-41767	10.2	April 17, 2024
10.3#	First Amendment to Amended and Restated Letter Agreement, dated as of April 14, 2024, by and among Allurion Technologies, Inc., Allurion Technologies, LLC, RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd. and RTW Biotech Opportunities Operating Ltd.	8-K	001-41767	10.3	April 17, 2024
10.4#	First Amendment to Note Purchase Agreement, dated as of April 16, 2024, by and among Allurion Technologies, Inc., RTW Investments, LP, as agent for the purchasers party thereto from time to time, and Acquiom Agency Services LLC, as collateral agent for the purchasers.	8-K	001-41767	10.4	April 17, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

# Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

+ Certain provisions or terms of this exhibit (including any exhibits or schedules thereto) have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally an unredacted copy of any such exhibit or schedule to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allurion Technologies, Inc.

Date: May 14, 2024	By:	/s/ Shantanu Gaur
Shantanu Gaur
Chief Executive Officer and President

Date: May 14, 2024	By:	/s/ Chris Geberth
Chris Geberth
Chief Financial Officer