Form 10-Q
period 2024-06-30
ALLURION TECHNOLOGIES, INC.
filed 2024-08-14
CIK 1964979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, the registrant had 64,348,508 shares of common stock, $0.0001 par value per share, outstanding.

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
•
implement and achieve business plans, forecasts, and other expectations, including any financial projections provided to PIPE Investors (as defined herein) in connection with the Business Combination, the Purchasers in connection with the RTW Convertible Notes (as defined herein), and the investors in the Equity Offering (as defined herein), and identify and realize additional opportunities;
•
manage risks associated with the management of Allurion having limited experience operating as a public company;
•
commercialize current and future products and services and create sufficient demand among health care providers and patients for such products;
•
successfully complete current and future preclinical studies and clinical trials of the swallowable, procedure-less intragastric balloon for weight loss developed by Allurion (the “Allurion Balloon”) and any other future product candidates;
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

ii

•
successfully complete remediation programs to resume sales of the Allurion Balloon in France and any other country that suspends sales of our products;
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

We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described under the heading "Risk Factors" in this Quarterly Report on Form 10-Q and in the section entitled “Risk Factors” within our Annual Report on Form 10-K filed with the SEC on March 26, 2024, as amended. These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors that could adversely impact our business and financial performance. Moreover, Allurion operates in very competitive and rapidly changing environments. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$19,258	$38,037
Accounts receivable, net of allowance of doubtful accounts of $11,363 and $12,671, respectively	13,357	18,194
Inventory, net	4,788	6,171
Prepaid expenses and other current assets	2,902	2,414
Total current assets	40,305	64,816
Property and equipment, net	3,254	3,381
Right-of-use asset	2,481	3,010
Other long-term assets	510	505
Total assets	$46,550	$71,712
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$7,984	$10,379
Current portion of term loan	—	38,643
Current portion of lease liabilities	850	908
Accrued expenses and other current liabilities	14,724	15,495
Total current liabilities	23,558	65,425
Public warrant liabilities	2,113	5,943
Revenue Interest Financing liability	39,000	36,200
Earn-out liabilities	4,110	23,990
Convertible notes payable	40,950	—
Lease liabilities, net of current portion	1,788	2,306
Other liabilities	5,613	8,335
Total liabilities	117,132	142,199
Commitments and Contingencies (Note 16)
Stockholders’ deficit:
Preferred stock, $0.0001 par value — 100,000,000 shares authorized as of June 30, 2024; and no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value — 1,000,000,000 shares authorized as of June 30, 2024; and 47,972,989 and 47,688,096 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	144,768	143,007
Accumulated other comprehensive loss	(5,980)	(700)
Accumulated deficit	(209,375)	(212,799)
Total stockholders’ deficit	(70,582)	(70,487)
Total liabilities and stockholders’ deficit	$46,550	$71,712

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$11,766	$12,960	$21,152	$27,031
Cost of revenue	2,773	2,992	5,293	5,932
Gross profit	8,993	9,968	15,859	21,099
Operating expenses:
Sales and marketing	6,718	10,273	12,863	22,137
Research and development	4,310	6,581	10,035	14,433
General and administrative	7,311	6,408	13,697	11,714
Total operating expenses:	18,339	23,262	36,595	48,284
Loss from operations	(9,346)	(13,294)	(20,736)	(27,185)
Other income (expense):
Interest expense	(339)	(2,508)	(2,270)	(4,745)
Changes in fair value of warrants	1,376	(204)	4,507	(1,679)
Changes in fair value of debt	8,230	2,257	8,230	2,257
Changes in fair value of Revenue Interest Financing and PIPE Conversion Option	6	—	1,496	—
Changes in fair value of earn-out liabilities	5,690	—	19,880	—
Loss on extinguishment of debt	(8,713)	—	(8,713)	—
Termination of convertible note side letters	—	(8,134)	—	(8,134)
Other income (expense), net	999	(91)	1,171	(255)
Total other income (expense):	7,249	(8,680)	24,301	(12,556)
Income (loss) before income taxes	(2,097)	(21,974)	3,565	(39,741)
Provision for income taxes	(65)	(22)	(141)	(56)
Net Income (loss)	(2,162)	(21,996)	3,424	(39,797)
Cumulative undeclared preferred dividends	—	(725)	—	(1,442)
Net income (loss) attributable to common shareholders	$(2,162)	$(22,721)	$3,424	$(41,239)
Net income (loss) per share
Basic	$(0.05)	$(0.84)	$0.07	$(1.52)
Diluted	$(0.05)	$(0.84)	$0.07	$(1.52)
Weighted-average shares outstanding
Basic	47,946,609	27,107,397	47,862,980	27,097,341
Diluted	47,946,609	27,107,397	48,982,998	27,097,341

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income (loss)	$(2,162)	$(21,996)	$3,424	$(39,797)
Other comprehensive loss:
Change in fair value of Revenue Interest Financing due to change in credit risk	(3,000)	—	(5,200)	—
Change in fair value of RTW Convertible Notes due to change in credit risk	(80)	—	(80)	—
Comprehensive Loss	$(5,242)	$(21,996)	$(1,856)	$(39,797)

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(dollars in thousands)

	Common Stock		Additional Paid-	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	in Capital	Comprehensive Loss	Deficit	Deficit
Balance as of January 1, 2023	27,079,856	3	99,875	—	(132,192)	(32,314)
Exercise of stock options	15,376	—	20	—	—	20
Issuance of Legacy Allurion convertible preferred stock for the exercise of warrants	3,554	—	29	—	—	29
Stock-based compensation expense	—	—	409	—	—	409
Net loss	—	—	—	—	(17,801)	(17,801)
Balance as of March 31, 2023	27,098,786	3	100,333	—	(149,993)	(49,657)
Exercise of stock options	27,626	—	28	—	—	28
Issuance of Legacy convertible preferred stock for the exercise of warrants	492	—	6	—	—	6
Stock-based compensation expense	—	—	401	—	—	401
Net loss		—		—	(21,996)	(21,996)
Balance as of June 30, 2023	27,126,904	3	100,768	—	(171,989)	(71,218)

Balance as of January 1, 2024	47,688,096	5	143,007	(700)	(212,799)	(70,487)
Exercise of stock options	4,646	—	9	—	—	9
Issuance of common stock for the exercise of Public Warrants	142	—	—	—	—	—
Issuance of common stock from equity line financing (Note 12)	143,234	—	378	—	—	378
Issuance of common stock in connection with vesting of RSU awards	62,619	—	—	—	—	—
Stock-based compensation expense	—	—	552	—	—	552
Other comprehensive loss	—	—	—	(2,200)	—	(2,200)
Net income	—	—	—	—	5,586	5,586
Balance as of March 31, 2024	47,898,737	5	143,946	(2,900)	(207,213)	(66,162)
Exercise of stock options	11,491	—	16	—	—	16
Issuance of common stock in connection with vesting of RSU awards	62,619	—	—	—	—	—
Issuance of common stock for the exercise of Public Warrants	142	—	1	—	—	1
Stock-based compensation expense	—	—	805	—	—	805
Other comprehensive loss	—	—	—	(3,080)	—	(3,080)
Net loss	—	—	—	—	(2,162)	(2,162)
Balance as of June 30, 2024	47,972,989	5	144,768	(5,980)	(209,375)	(70,582)

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Operating Activities:
Net income (loss)	$3,424	$(39,797)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash lease expense	362	416
Depreciation and amortization	564	399
Stock-based compensation	1,357	810
Provision for uncollectible accounts	—	2,885
Unrealized exchange (gain) or loss	373	49
Provision for inventory	369	469
Change in fair value of warrant liabilities	(4,507)	1,679
Change in fair value of derivative liabilities	(1,895)	35
Change in fair value of Revenue Interest Financing and PIPE Conversion Option	(1,496)	—
Change in fair value of earn-out liabilities	(19,880)	—
Interest paid on debt recorded at fair value	(1,054)	—
Change in fair value of debt	(8,230)	(2,257)
Debt issuance costs associated with debt recorded at fair value	1,357	—
Non-cash interest expense	1,464	775
Non-cash termination of convertible note side letters	—	6,632
Loss on term loan extinguishment	8,713	0
Changes in operating assets and liabilities:
Accounts receivable	4,412	930
Inventory	1,014	(1,468)
Prepaid expenses, other current and long-term assets	718	634
Lease liabilities	(411)	(391)
Accounts payable	(2,504)	5,021
Accrued expenses and other current liabilities	(1,713)	3,162
Net cash used in operating activities	$(17,563)	$(20,017)
Investing Activities:
Purchases of property and equipment	(539)	(408)
Net cash used in investing activities	$(539)	$(408)
Financing Activities:
Proceeds from issuance of convertible notes	48,000	19,550
Proceeds from option and warrant exercises	26	61
Proceeds from equity line financing	378	—
Repayment of convertible notes	—	(500)
Payment of deferred financing costs	—	(1,604)
Payment of debt issuance costs	(1,357)	—
Repayment of Fortress term loan	(47,720)	—
Net cash provided by (used in) financing activities	$(673)	$17,507
Net decrease in cash and cash equivalents and restricted cash	$(18,775)	$(2,918)
Cash and cash equivalents and restricted cash at beginning of period	38,421	8,023
Cash and cash equivalents and restricted cash at end of period	$19,646	$5,105
Supplemental disclosure of cash flow information
Cash paid for interest	$2,672	$3,967
Supplemental cash flow information on non-cash investing and financing activities
Purchase of property and equipment included in accounts payable	$31	$165
Deferred financing costs in accounts payable and accrued expenses	1,207	6,918
Change in fair value of Revenue Interest Financing through OCI	(5,280)	—

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

A reconciliation of the amounts of cash and cash equivalents and restricted cash in the consolidated balance sheets to the amount in the consolidated statements of cash flows is as follows (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$19,258	$38,037
Restricted cash included in other long-term assets	388	384
Cash and cash equivalents and restricted cash shown in the statement of cash flows	$19,646	$38,421

The accompanying notes are an integral part of these consolidated financial statements.

1.
Organization and Basis of Presentation

Organization

Allurion Technologies, Inc. (“Allurion” or the “Company”) is a vertically integrated medical device company that is developing, manufacturing, and commercializing innovative weight loss experiences centered around its Allurion™ Balloon. The Allurion Balloon is the world’s first and only swallowable, procedureless™ intragastric balloon for weight loss that does not require surgery, endoscopy, or anesthesia for placement. Allurion sells the Allurion Balloon and connected scale through distributors or directly to health care providers.

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

The Business Combination was accounted for as a reverse capitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, Compute Health was treated as the “acquired” company for financial reporting purposes and Legacy Allurion was the accounting “acquirer”. Accordingly, the Business Combination was treated as the equivalent of Legacy Allurion issuing stock for the net assets of Compute Health, accompanied by a recapitalization. As a result of the reverse recapitalization, the assets and liabilities of the Company are presented at their historical carrying values, and the assets and liabilities of Compute Health are recognized on the acquisition date and measured on the basis of the net proceeds from the capital transaction, with no goodwill or other intangible assets recorded. This determination is primarily based on the fact that, immediately following the Business Combination, Legacy Allurion stockholders had a majority of the voting power of Allurion, Legacy Allurion controlled the majority of the board seats of Allurion, and Legacy Allurion senior management comprised all of the senior management of Allurion. The equity structure has been restated in all comparative periods up to the Closing Date to reflect the number of shares of the Company's common stock, $0.0001 par value per share ("Common Stock," “Allurion Common Stock” or the “Company’s Common Stock”), issued to Legacy Allurion stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Allurion's convertible preferred stock and Legacy Allurion common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio of approximately 0.9780 (the "Exchange Ratio") established in the Business Combination. As a result of this retrospective application, certain prior period balances within the condensed consolidated financial statements have changed. Refer to Note 3, Business Combination for further discussion regarding the closing of the Business Combination with Compute Health.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to the applicable accounting guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification ("ASC"), and Accounting Standards Update ("ASU"), of the Financial Accounting Standards Board ("FASB"). They should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2023 included in the Company's Annual Report on Form 10-K, as amended ("Annual Report on Form 10-K"). The financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 presented in this report are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency for all of our foreign subsidiaries is the United States dollar except Allurion Australia Pty Ltd., which uses the Australian dollar. When remeasuring from a local currency to the functional currency, assets and liabilities are remeasured into U.S. dollars at exchange rates in effect at the balance sheet dates and results of operations transacted in local currency are remeasured into U.S. dollars using average exchange rates for the period presented. A loss from remeasurement of $0.4 million and gain from remeasurement of less than $0.1 million for the six months ended June 30, 2024 and 2023, respectively, and losses from remeasurement of $0.1 million each of the three months ended June 30, 2024 and 2023, are recorded in the statements of operations within Other income (expense), net. The Company translates the foreign functional currency financial statements to U.S. dollars for Allurion Australia Pty Ltd. using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions. The effects of foreign currency translation adjustments were immaterial for the three and six months ended June 30, 2024 and 2023.

Going Concern

The Company has evaluated whether there are certain events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the interim condensed consolidated financial statements are issued.

The Company has incurred recurring losses since inception, anticipates net losses and negative operating cash flows for the near future, and may be unable to remain in compliance with certain financial covenants required under its credit facilities. Through June 30, 2024, the Company has funded its operations primarily with proceeds from the sale of its convertible preferred stock, issuance of convertible notes, issuance of term loans, and funds received upon consummation of the Business Combination. The Company has incurred recurring losses and cash outflows from operating activities since its inception, including losses from operations of $20.7 million and $27.2 million and cash outflows from operating activities of $17.6 million and $20.0 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had an accumulated deficit of $209.4 million. The Company expects to continue to generate significant operating losses for the foreseeable future.

Based on the Company's recurring losses from operations incurred since inception, its expectation of continuing operating losses for the foreseeable future, the potential need to raise additional capital to finance its future operations, and the potential of being unable to remain in compliance with certain financial covenants under its credit facilities, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

RTW Convertible Notes

The Company accounted for the RTW Convertible Notes (defined below) under the fair value options ("FVO") election of ASC Topic 825, Financial Instruments ("ASC 825"). The RTW Convertible Notes accounted for under the FVO election was a debt host financial instrument containing embedded features wherein the entire financial instrument was initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in the estimated fair value of the RTW Convertible Notes were recorded as a component of Other income (expense) in the condensed consolidated statements of operations. A portion of the estimated change in fair value must be reported in other comprehensive loss to the extent that it is attributable to instrument-specific credit risk. As a result of electing the FVO, direct costs and fees related to the RTW Convertible Notes were expensed as incurred.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Adjustment has been made to the condensed consolidated statement of operations for the three and six months ended June 30, 2023, to present the change in fair value of derivative liabilities as part of Other income (expense), net. This amount was a separate line item in prior years.

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

Significant customers are those which represent more than 10% of the Company’s total revenue for the three and six months ended June 30, 2024 and 2023 or accounts receivable, net balance as of June 30, 2024 and December 31, 2023. The following table presents customers that represent 10% or more of the Company’s total revenue and accounts receivable, net:

	Revenue		Revenue		Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2024	2023	2024	2023	2024	2023
Customer A	N/A	N/A	N/A	N/A	12%	16%

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company expects to enhance annual segment reporting disclosures based on the new requirements.

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

Upon the closing of the Business Combination, (a) holders of Legacy Allurion common stock received shares of Allurion Common Stock in an amount determined by application of the Exchange Ratio of approximately 0.9780, (b) each then-outstanding share of Legacy Allurion preferred stock was converted into the right to receive shares of Allurion Common Stock equal to the number of shares of Legacy Allurion common stock that would be issued upon conversion of such outstanding share of Legacy Allurion preferred stock based on the applicable conversion ratio multiplied by the Exchange Ratio, (c) each then-outstanding and unexercised Legacy Allurion option was converted into a new Allurion option on the same terms and conditions as were applicable to such Legacy Allurion option based on the Exchange Ratio ("Rollover Option"), (d) each then-outstanding Legacy Allurion warrant was converted into a new Allurion warrant based on the Exchange Ratio ("Rollover Warrant"), (e) each then-outstanding Legacy Allurion restricted stock unit was converted into a rollover restricted stock unit based on the Exchange Ratio, and (f) certain amounts of loans made by Compute Health Sponsor LLC (the "Sponsor") to CPUH, which balance was $3.7 million at the time of the Business Combination (the "Sponsor Loan Excess"), were converted into 525,568 shares of Allurion Common Stock (the "Sponsor Loan Equity Issuance"). For periods prior to the Business Combination, the reported share and per share amounts have been retroactively converted by applying the Exchange Ratio. The consolidated assets, liabilities, and results of operations prior to the Business Combination are those of Legacy Allurion.

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

(1) Consists of Legacy Allurion common stock and Legacy Allurion preferred stock, plus the issuance of common stock in connection with the vesting of RSUs at closing, less the Gaur Trust Contributed Shares (as defined below).

(2) The CPUH Stockholders shares, PIPE shares, and CPUH Sponsor shares are presented combined within the condensed consolidated statements of stockholders deficit on the "Reverse recapitalization, net of transaction costs" line, which is less the Gaur Trust Contributed Shares (as defined below).

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

Revenue Interest Financing Agreement, Side Letter and PIPE Conversion Option

On February 9, 2023, concurrently with the execution of the Business Combination Agreement, the Company entered into the Revenue Interest Financing Agreement (the "Revenue Interest Financing Agreement") with certain entities that engaged RTW Investment, LP (together with its affiliates, "RTW") as investment manager. Pursuant to the Revenue Interest Financing Agreement, at the closing of the Business Combination, RTW paid Allurion an aggregate of $40.0 million (the “Investment Amount”). In exchange for the Investment Amount, Allurion will remit revenue interest payments on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by Allurion and its subsidiaries at a rate up to 6.0% of annual net sales prior to December 31, 2026. On or after January 1, 2027, the Company will remit revenue interest payments at a rate up to 10.0% of annual net sales, and it will continue to make revenue interest payments to RTW until December 31, 2030. The Revenue Interest Financing Agreement was amended pursuant to the RIFA Amendment (as defined below) on April 14, 2024. The RIFA Amendment, among other things, increased the rate of revenue interest payments to be paid to RTW on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by Allurion and its subsidiaries. Refer to Note 9, Revenue Interest Financing, Side Letter, and PIPE Conversion Option below for further discussion on the Revenue Interest Financing.

Additionally, in connection with the Company entering in the Revenue Interest Financing, the Company, Compute Health, Legacy Allurion, Merger Sub II and RTW entered into a side letter (the "RTW Side Letter") on February 9, 2023 under which RTW may elect to convert up to $7.5 million of its initial PIPE Investment into an additional revenue interest financing by forfeiting a number of shares of Allurion Common Stock acquired by its PIPE Investment. Refer to Note 9, Revenue Interest Financing, Side Letter, and PIPE Conversion Option below for further discussion on the Revenue Interest Financing.

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

Backstop Agreement

On May 2, 2023, CFIP2 ALLE LLC, an affiliate of Fortress Credit Corp., and RTW (collectively, the “Backstop Purchasers”), Legacy Allurion, Allurion and Hunter Ventures Limited (“HVL”) entered into the backstop agreement (the “Backstop Agreement”). Pursuant to the Backstop Agreement, immediately prior to the Intermediate Merger Closing, (a) each Backstop Purchaser purchased $2 million of the aggregate principal amount outstanding of HVL's Legacy Allurion convertible note issued in February 2023, (b) Allurion canceled the existing HVL Legacy Allurion Convertible Note and issued a new Allurion Convertible Note to HVL for the remaining balance together with all unpaid interest accrued since the date of issuance thereof, (c) Allurion issued new Allurion Convertible Notes to each Backstop Purchaser with an issuance date of August 1, 2023 and an original principal amount of $2 million each and (d) Allurion issued 700,000 shares of Allurion Common Stock to each Backstop Purchaser. Refer to Note 8, Debt for further discussion around the Backstop Agreement.

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

4.
Revenue

Revenue by geographic region is based on the country in which our customer is located and is summarized by geographic area as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
France	$1,866	$1,258
Spain	1,450	896
All Other Countries	8,450	10,806
Total Revenues	$11,766	$12,960

For the three months ended June 30, 2024, $3.6 million of revenue was generated in five countries included within All Other Countries in the table above, representing approximately 31% of Total Revenues, with each country responsible for approximately 4% to 8% of the total. Remaining revenue was generated by sales in 40 other countries included within All Other Countries. For the three months ended June 30, 2023, $4.4 million of revenue was generated in five countries included within All Other Countries, representing approximately 35% of Total Revenues, with each country responsible for approximately 4% to 9% of the total. Remaining revenue was generated by sales in 40 other countries included within All Other Countries.

	Six Months Ended June 30,
	2024	2023
France	$3,536	$3,113
Spain	2,562	2,520
United Kingdom	2,173	2,257
All Other Countries	12,881	19,141
Total Revenues	$21,152	$27,031

For the six months ended June 30, 2024, $5.4 million of revenue was generated in five countries included within All Other Countries in the table above, representing approximately 26% of Total Revenues, with each country responsible for approximately 3% to 8% of the total. Remaining revenue was generated by sales in 45 other countries included within All Other Countries. For the six months ended June 30, 2023, $7.7 million of revenue was generated in five countries included within All Other Countries, representing approximately 29% of Total Revenues, with each country responsible for approximately 4% to 8% of the total. Remaining revenue was generated by sales in 48 other countries included within All Other Countries. No revenue was generated in the United States for the three and six months ended June 30, 2024.

5.
Inventory

Inventory consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Finished goods	$2,760	$3,427
Work in progress	767	967
Raw materials	1,261	1,777
Total Inventory	$4,788	$6,171

Inventory is stated net of $0.3 million and less than $0.1 million for the provision for excess and obsolete inventory as of June 30, 2024 and December 31, 2023, respectively.

6.
Property and Equipment, net

Property and equipment consist of the following (in thousands):

	Estimated Useful Life (in Years)	June 30, 2024	December 31, 2023
Computers and purchased software	3	$618	$618
Leasehold improvements	Shorter of useful life or lease term	1,943	1,943
Furniture and fixtures	5	291	291
Machinery and equipment	3-5	3,072	2,893
Property and equipment—at cost		5,924	5,745
Less accumulated depreciation and amortization		(3,984)	(3,559)
Construction in progress		1,314	1,195
Property and equipment—net		$3,254	$3,381

Depreciation expense was $0.2 million for each of the three months ended June 30, 2024 and 2023, and $0.6 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively, recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$112	$59	$314	$218
Research and development	50	46	$99	83
General and administrative	21	35	$84	70
Sales and marketing	14	14	$67	28
Total depreciation and amortization expense	$197	$154	$564	$399

7.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Marketing reimbursement	$1,620	$2,834
Accrued compensation	2,921	1,687
Accrued clinical trials and R&D	3,831	3,694
Accrued selling and marketing	678	1,110
Accrued professional fees	1,292	1,505
Accrued warranty	25	44
Accrued restructuring	—	655
Other accrued expenses	4,357	3,966
Total accrued expenses and other current liabilities	$14,724	$15,495

In connection with strategic initiatives implemented during the year ended December 31, 2023, the Company's management approved and initiated plans to reduce its cost structure. During the three months ended June 30, 2024, the Company recorded less than $0.1 million in restructuring charges and paid less than $0.1 million in restructuring charges. During the six months ended June 30, 2024, the Company recorded less than $0.1 million in restructuring charges and paid $0.7 million in restructuring charges.

8.
Debt

The components of the Company’s third-party debt consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Fortress Term Loan	$—	$43,100
RTW Convertible Notes	$48,000	$—
Total principal amount of debt	48,000	43,100
Change in fair value	(7,050)	—
Plus: Accretion	—	148
Less: current portion of long-term debt, net of discounts	—	(38,643)
Less: unamortized deferred financing costs and debt discounts	—	(4,605)
Long-term debt, net of current portion and discounts	$40,950	$—

As of December 31, 2023, the fair value for the Company’s Fortress Term Loan approximated the carrying amount.

Term Loans

2021 Term Loan

In March 2021, the Company entered into a loan and security agreement (as amended, the “2021 Term Loan” and the “2021 Term Loan Agreement”) with Runway Growth Credit Fund, Inc. (“Runway”) that provided for borrowings up to $25.0 million.

In December 2021, the 2021 Term Loan Agreement was amended (the “Amendment”) to extend the maturity date of the 2021 Term Loan to December 30, 2025 and provide for an additional $20.0 million of borrowings. In December 2021, the Company issued warrants exercisable for 132,979 shares of Legacy Allurion Series C preferred stock as consideration for the Amendment and the draw down related to the 2021 Term Loan Agreement. The fair value of these warrants was determined to be $0.3 million upon issuance and are classified as a warrant liability on the condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023 (see Note 10, Fair Value Measurements). Upon the closing of the Business Combination, these warrants were converted into warrants exercisable for 130,053 shares of Allurion Common Stock.

In June 2022, the 2021 Term Loan Agreement was amended to revise definitional terms for certain milestone events, the final payment amount and certain financial covenants. In September 2022, the 2021 Term Loan Agreement was further amended to, among other things, increase additional borrowing up to $15.0 million.

During June through December of 2022, the Company drew an additional $30.0 million of the 2021 Term Loan and warrants exercisable for 88,440 shares of Series D-1 preferred stock were issued. The fair value of these warrants was determined to be $0.8 million upon issuance and are classified as a warrant liability on the consolidated balance sheets as of June 30, 2024 and December 31, 2023 (see Note 10, Fair Value Measurements). Upon the closing of the Business Combination, the warrants exercisable for 88,440 shares of Series D-1 preferred stock were converted into warrants exercisable for 90,476 shares of Allurion Common Stock.

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

Interest expense for the three months ended June 30, 2023 related to the 2021 Term Loan was $2.2 million, consisting of $2.0 million of contractual interest, less than $0.1 million of amortization of the debt discount, and $0.1 million amortization of warrant and term loan accretion. Interest expense for the six months ended June 30, 2023 related to the 2021 Term Loan was $4.3 million, consisting of $4.0 million of contractual interest, $0.1 million amortization of the debt discount, $0.1 million of amortization of the warrant, and $0.1 million of term loan accretion.

Fortress Term Loan

On August 1, 2023, the Company entered into the Fortress Term Loan pursuant to the Fortress Credit Agreement with Fortress that provided gross proceeds of $60 million. The Fortress Term Loan had a maturity date of June 30, 2027 and accrued interest per annum at a rate of 6.44% plus the greater of (i) the Wall Street Journal Prime Rate and (ii) 3.0%, which interest was payable in arrears on a monthly basis. The Fortress Term Loan provided for an exit payment equal to 3.0% of the Fortress Term Loan (the "Exit Fee") due upon prepayment or the maturity date of the Fortress Term Loan, in addition to any early prepayment fee. The Exit Fee is treated as additional interest expense and is accreted over the life of the loan using the effective interest method. Proceeds of the Fortress Term Loan were used, in part, to repay all amounts outstanding under the 2021 Term Loan. In connection with the issuance of the Fortress Term Loan, the Company paid issuance costs of $2.5 million, which were recorded as a debt discount and will be amortized over the remaining life of the loan.

On December 29, 2023, the Company entered into an amendment to the Fortress Credit Agreement (the "Fortress Amendment"). The Fortress Amendment waived the December 31, 2023 minimum revenue covenant under the Fortress Credit Agreement and modified the minimum liquidity covenant by increasing the minimum liquidity amount from $12.5 million to $33.5 million until March 31, 2024, $23.5 million from April 1, 2024 to June 30, 2024, $16.9 million from July 1, 2024 to September 30, 2024 and $12.5 million on October 1, 2024 and thereafter. The Fortress Amendment also provided that at any time after March 31, 2024, each lender had the right to convert a portion of the outstanding principal amount, not to exceed the lender's proportionate share of a maximum of $20.0 million in aggregate outstanding principal amount, into shares of Allurion Common Stock at a conversion price based on the 30-day volume weighted average price ("VWAP") of Allurion Common Stock on the NYSE ending on the trading day immediately preceding the date of exercise of the lender's conversion right (the "Fortress Conversion Option"). As part of the Fortress Amendment, the Company prepaid $20.0 million of the principal outstanding under the Fortress Credit Agreement. Additionally, $3.1 million of fees were incurred and considered paid-in-kind and capitalized as an additional debt discount and added to the outstanding principal amount of the loans under the Fortress Amendment. The fees will be amortized through interest expense over the remaining life of the loan. The Fortress Amendment was accounted for as a modification under ASC 470. In connection with the modification and related prepayment, the Company wrote off $0.8 million of the unamortized debt issuance costs which was recorded within interest expense on the condensed consolidated statement of operations for the year ended December 31, 2023.

The Company assessed the terms and features of the Fortress Credit Agreement in order to identify any potential embedded features that would require bifurcation or any beneficial conversion features. The terms and features assessed include, under certain circumstances, a default interest rate of 3% that will apply to all outstanding obligations during the occurrence and continuance of an event of default. In accordance with ASC 815, the Company concluded that this feature is not clearly and closely related to the host instrument and represents an embedded derivative (the "Term Loan Derivative Liability") that is required to be re-measured at fair value on a quarterly basis. At the inception of the Fortress Term Loan, the fair value of the embedded derivative was determined to be immaterial. The Term Loan Derivative Liability was fair valued to zero in connection with the repayment of the Fortress Term Loan, with a corresponding $2.0 million gain recorded in other income (expense), net in the condensed consolidated statement of operations for the three and six months ended June 30, 2024.

On April 16, 2024, the Company repaid all outstanding obligations under the Fortress Term Loan with proceeds from the Amended Note Purchase Agreement (as defined below) with RTW. The total payoff amount was $48.0 million, consisting of $43.1 million repayment of principal, a $2.7 million prepayment fee, a $1.3 million exit fee, $0.6 million of other fees paid directly to Fortress, and $0.3 million of accrued interest. The Company recorded an $8.7 million loss on extinguishment of debt in connection with the Fortress Term Loan repayment in the condensed consolidated statement of operations for the three and six months ended June 30, 2024.

Interest expense for the three months ended June 30, 2024 related to the Fortress Term Loan was $0.3 million, consisting of $0.3 million of contractual interest and less than $0.1 million amortization of debt discount and term loan accretion. Interest expense for the six months ended June 30, 2024 related to the Fortress Term Loan was $2.3 million, consisting of $1.9 million of contractual interest, $0.3 million amortization of the debt discount, and term loan accretion of $0.1 million. The average interest rate through April 16, 2024 was 14.94%.

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

The 2021 Convertible Notes provided that, effective upon either a Special Purpose Acquisition Company (i.e. “deSPAC”) transaction, closing of a qualified financing, or closing of a non-qualified financing, all of the outstanding principal and interest would automatically convert into shares of Legacy Allurion common stock or shares of the same class or series of capital stock issued in the qualified financing in an amount equal to the balance of the 2021 Convertible Notes on the date of conversion divided by the capped conversion price, which is calculated by dividing $600.0 million by the fully diluted capitalization of the Company immediately prior to the conversion of the 2021 Convertible Notes.

Interest expense for each of the three and six months ended June 30, 2023 related to the 2021 Convertible Notes was less than $0.1 million and $0.1 million, respectively, consisting entirely of contractual interest. Interest expense related to the 2021 Convertible Notes is recorded within Interest expense on the condensed consolidated statement of operations. On August 1, 2023, in connection with the closing of the Business Combination, the outstanding 2021 Convertible Notes were converted into an aggregate 133,617 shares of Allurion Common Stock with a corresponding recognition of APIC of $2.2 million, and are no longer outstanding.

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

Interest expense for each of the three and six months ended June 30, 2023 related to the 2022 Convertible Notes was less than $0.1 million, consisting entirely of contractual interest. Interest expense related to the 2022 Convertible Notes is recorded within Interest expense on the condensed consolidated statement of operations. On August 1, 2023, in connection with the closing of the Business Combination, the outstanding 2022 Convertible Notes were converted into an aggregate 83,216 shares of Allurion Common Stock with a corresponding recognition of APIC of $1.2 million, and are no longer outstanding.

2023 Convertible Notes

Between February and August 2023, the Company entered into a convertible note purchase agreement, and related side letters, for the sale of convertible notes (the "2023 Convertible Notes") to certain investors for gross proceeds of $28.7 million, with a stated interest rate of 7.0% per annum. The 2023 Convertible Notes provided that they would mature on December 31, 2026 unless previously converted pursuant to the terms of the note purchase agreement. The 2023 Convertible Notes also provided that, effective upon a deSPAC transaction, all of the outstanding principal and interest would automatically convert into a number of shares of Legacy Allurion common stock equal to the balance of the 2023 Convertible Notes on the date of conversion divided by the discounted capped conversion price, which is calculated by dividing $217.3 million by the fully diluted capitalization of the Company immediately prior to the conversion of the 2023 Convertible Notes.

Additionally, the 2023 Convertible Notes provided that, effective upon the closing of a qualified financing, holders of the 2023 Convertible Notes could optionally accelerate repayment of the principal and interest of the 2023 Convertible Notes or convert all of the outstanding principal and interest into shares of Legacy Allurion common stock or shares of the same class or series of capital stock issued in the qualified financing equal to the balance of the 2023 Convertible Notes on the date of conversion divided by the greater of the capped price or the discounted price. The capped price is calculated by dividing $260.0 million by the fully diluted capitalization of the Company immediately prior to the conversion of the 2023 Convertible Notes, and the discounted price is calculated as 85% of the cash price of the same class or series of capital stock issued in the qualified financing. The 2023 Convertible Notes are accounted for under the fair FVO election of ASC 825 as the notes contain embedded derivatives, including the automatic conversion upon a deSPAC transaction prior to the deSPAC deadline, voluntary conversion upon a qualified financing, automatic repayment upon a sale event, and conversion rate adjustment, which would require bifurcation and separate accounting. These convertible notes are initially measured at their issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

Interest expense for each of the three and six months ended June 30, 2023 related to the 2023 Convertible Notes was $0.3 million and $0.4 million, respectively, consisting entirely of contractual interest. Interest expense related to the 2023 Convertible Notes is recorded within Interest expense on the condensed consolidated statement of operations.

On May 2, 2023 the Company entered into termination agreements (the “Termination Agreements”) with respect to side letters entered into with certain holders of the 2023 Convertible Notes. With respect to the Termination Agreement with one of the side letter holders (the “Side Letter Holder”), the Company had the right to prepay, in one or more transactions, all or a portion of the outstanding principal amount, plus accrued interest, under such holder's 2023 Convertible Note (the “Side Letter Holder Bridge Note”), including by way of (a) a $2 million payment in cash by the Company to the Side Letter Holder on May 2, 2023, $1.5 million of which was deemed a prepayment penalty and recorded as other expense on the income statement, with the remaining $0.5 million recorded as a reduction of the principal amount, (b) immediately prior to the consummation of the transactions contemplated by the Business Combination Agreement, an additional payment of at least $6 million, up to the then-outstanding principal amount, plus accrued interest, under the Side Letter Holder Bridge Note by way of (i) payment in cash by the Company and/or (ii) the sale and transfer of all or any portion of the Side Letter Holder Bridge Note, equivalent in value to the portion of the additional payment to be repaid pursuant to this clause (b)(ii), to any person or persons designated in writing by the Company. The Termination Agreements were accounted for as a modification of debt and the modified convertible notes continued to be accounted for under the FVO with any change in fair value recognized in other expense on the income statement.

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

RTW Convertible Notes

On April 14, 2024, the Company entered into a note purchase agreement (the "Original Note Purchase Agreement") with RTW as agent for the purchasers (the "Purchasers") party thereto from time to time (RTW in such capacity, the "Principal Purchaser"), and Acquiom Agency Services LLC ("Acquiom") as collateral agent for the Purchasers. Subsequently, on April 16, 2024, the Company, the Principal Purchaser, the Purchasers, and Acquiom entered into the First Amendment to the Original Note Purchase Agreement (the "Amended Note Purchase Agreement").

Pursuant to the Amended Note Purchase Agreement, the Company issued and sold $48.0 million of convertible senior secured notes (the "RTW Convertible Notes"). The RTW Convertible Notes bear interest at an annual rate of 6%, which interest is paid quarterly in cash or, at the Company's option, in kind for the first three years. The RTW Convertible Notes will mature on April 16, 2031 unless previously converted pursuant to the terms of the Amended Note Purchase Agreement. The RTW Convertible Notes are convertible into shares of Allurion Common Stock, at a Purchaser’s election at any time after the earliest of (i) the date on which Stockholder Approval (as defined below) is obtained, (ii) December 31, 2025, (iii) the date of a Fundamental Change Company Notice (as defined in the Amended Note Purchase Agreement), and (iv) the Make-Whole Fundamental Change Effective Date (as defined in the Amended Note Purchase Agreement), subject to certain terms and limitations in the Amended Note Purchase Agreement, based on a conversion rate of 617.2840 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $1.62 per share, which represents a 35% premium to the lowest price per share in an equity financing for capital raising purposes ending on the date on which the Company has raised aggregate gross offering proceeds of at least $15,000,000 (the “Next Equity Financing”). On July 1, 2024, we consummated the Public Offering, as described elsewhere in this Quarterly Report on Form 10-Q, which constituted a Next Equity Financing. The Amended Note Purchase Agreement provides that unless and until requisite approval of the Company’s stockholders is obtained (“Stockholder Approval”), the Company will not deliver Allurion Common Stock upon conversion of the RTW Convertible Notes in excess of 1% of the number of shares of Allurion Common Stock outstanding as of April 14, 2024.

The RTW Convertible Notes are accounted for under the FVO election of ASC 825 as the notes contain embedded derivatives, including the conversion upon Stockholder Approval, the conversion upon a Fundamental Change Company Notice, the conversion upon a Make-Whole Fundamental Change, redemption upon the event of default, and redemption upon a Fundamental Change, which would require bifurcation and separate accounting. The RTW Convertible Notes are initially measured at their issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The fair value of the RTW Convertible Notes at issuance was $49.1 million, with a corresponding $1.1 million loss recognized in Other income (expense), net in the condensed consolidated statement of operations. In connection with the issuance of the RTW Convertible Notes and RIFA Amendment (as defined below), we incurred $1.4 million in issuance costs, which were directly expensed through general and administrative expense due to the FVO election of the RTW Convertible Notes and Revenue Interest Financing. For the three and six months ended June 30, 2024, the Company recorded an $8.2 million gain and $0.1 million loss through the condensed consolidated statements of operations and other comprehensive income (loss), respectively.

The Amended Note Purchase Agreement contains financial maintenance covenants, which require (i) the Company maintain not less than $12,500,000 in unrestricted cash in controlled accounts in the U.S. at all times, (ii) the Company to receive minimum trailing twelve-month consolidated revenue at amounts designated in the Amended Note Purchase Agreement, tested quarterly beginning with the twelve-month period ending March 31, 2025, and (iii) the Company's and its subsidiaries’ consolidated business operations outside the United States to be profitable for the trailing three-month period, tested quarterly beginning with the three-month period ending December 31, 2025. The Company is in compliance with the covenants in the Amended Note Purchase Agreement as of June 30, 2024.

The Company elected paid in kind interest for the three and six months ended June 30, 2024 related to the RTW Convertible Notes.

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

The Revenue Interest Financing is accounted for under the FVO election of ASC 825 as the Revenue Interest Financing contains embedded derivatives, including the requirements to settle the Revenue Interest Financing prior to maturity upon the occurrence of certain contingent events and our ability to prepay the Revenue Interest Financing, which would require bifurcation and separate accounting. The Revenue Interest Financing is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in fair value are recorded as a component of Other income (expense) in the condensed consolidated statements of operations. A portion of the estimated change in fair value must be reported in other comprehensive loss to the extent that it is attributable to instrument-specific credit risk. In connection with the issuance of the Investment Amount, we paid $1.2 million in issuance costs in August 2023, which were directly expensed through general and administrative expense due to the FVO election. As of June 30, 2024, the Company has made $2.1 million in royalty payments to RTW. Refer to Note 10, Fair Value Measurements, for additional information regarding the changes in fair value of the Revenue Interest Financing.

Concurrently, and in connection with the Amended Note Purchase Agreement, the Revenue Interest Financing Agreement was amended pursuant to the Omnibus Amendment (the "RIFA Amendment") by and among the Company, Allurion Opco, Allurion Australia Pty Ltd, a proprietary limited company organized under the laws of Australia and a wholly-owned subsidiary of the Company, the Original RIFA Investors (as defined therein) and RTW, on April 14, 2024. The RIFA Amendment, among other things, increased the rate of revenue interest payments to be paid to RTW on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by Allurion and its subsidiaries for net sales less than or equal to $100 million prior to December 31, 2026 from 6% to 12% and increased the rate on net sales in less than or equal to $100 million on or after January 1, 2027 from 10% to 12%. Additionally, the Prepayment Amount was modified such that, prior to March 31, 2026, the Company is entitled to settle the Revenue Interest Financing for a prepayment amount that would allow the investors to yield a 20% internal rate of return.

In connection with the Company entering into the Revenue Interest Financing, if, at any time beginning 12 months and ending 24 months following the closing of the Mergers, the VWAP per share of Allurion Common Stock is less than $7.04 for the average of 20 trading days within any 30 trading day period (“Stock Price Drop”); and the absolute value of the percentage decrease of such Stock Price Drop measured from a reference price of $10.00 per share of Allurion Common Stock is greater than the absolute value of the percentage decrease in the VWAP of a comparable publicly traded peer index as defined in the Amended and Restated RTW Side Letter over the same time period, then RTW may elect to convert up to $7.5 million of its initial PIPE Investment into additional revenue interest financing to be added to the Investment Amount by forfeiting a number of shares of Allurion Common Stock acquired in the PIPE Investment. Such additions to the Investment Amount would result in proportional increases to the minimum aggregate revenue interest payments described above. The PIPE Conversion Option is accounted for as a derivative under ASC 815. The PIPE Conversion Option was initially measured at its issue-date estimated fair value of $3.3 million within Other liabilities on the condensed consolidated balance sheets with corresponding recognition of expense at inception as there is no right received by the Company that meets the definition of an asset and the transaction did not involve a distribution or a dividend. The PIPE Conversion Option liability is subsequently remeasured at its estimated fair value on a recurring basis at each reporting period date, with a gain or loss recognized within Other income (expense).

The RIFA Amendment was accounted for as a modification with the change in fair value of the PIPE Conversion Option treated as an exchange between the Company and RTW as part of the RIFA Amendment. As such, the Revenue Interest Financing and PIPE Conversion Option were remeasured as of April 16, 2024 just prior to the RIFA Amendment, to $33.0 million and $6.6 million, respectively. The Revenue Interest Financing and PIPE Conversion Option were subsequently remeasured as of April 16, 2024 under the terms of the RIFA Amendment, to $39.0 million and $4.6 million, respectively. As of June 30, 2024, the Revenue Interest Financing and PIPE Conversion Option were re-measured to $39.0 million and $5.5 million, respectively.

For the three months ended June 30, 2024, the Company recorded a $2.1 million loss and a $3.0 million loss through the condensed consolidated statements of operations and other comprehensive income (loss), respectively. For the six months ended June 30, 2024, the Company recorded a $1.3 million gain and a $5.2 million loss through the condensed consolidated statements of operations and other comprehensive income (loss), respectively. The changes in fair value were recorded in the Changes in fair value of Revenue Interest Financing and PIPE Conversion Option in the condensed consolidated statement of operations.

10.
Fair Value Measurements

The following tables present the fair value hierarchy for the Company's assets and liabilities that are measured at fair value at issuance date and on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

Fair Value Measurement as of June 30, 2024
	Total Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$13,304	$13,304	$—	$—
Total assets	$13,304	$13,304	$—	$—
Liabilities:
Legacy Allurion Common Stock Warrant Liabilities	$145	$—	$—	$145
Public Warrants	2,113	2,113	—	—
Revenue Interest Financing	39,000	—	—	39,000
PIPE Conversion Option	5,450	—	—	5,450
Earn-out Liability	4,110	—	—	4,110
RTW Convertible Notes	40,950	—	—	40,950
Success Fee Derivative Liability	14	—	—	14
Total Liabilities	$91,782	$2,113	$—	$89,669

Fair Value Measurement as of December 31, 2023
	Total Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$30,582	$30,582	$—	$—
Total assets	$30,582	$30,582	$—	$—
Liabilities:
Legacy Allurion Common Stock Warrant Liabilities	$821	$—	$—	$821
Public Warrants	5,943	5,943	—	—
Revenue Interest Financing	36,200	—	—	36,200
PIPE Conversion Option	5,600	—	—	5,600
Earn-out Liability	23,990	—	—	23,990
Term Loan Derivative Liability	1,895	—	—	1,895
Success Fee Derivative Liability	14	—	—	14
Total Liabilities	$74,463	$5,943	$—	$68,520

Public Warrants

As a result of the Business Combination on August 1, 2023, the Company recorded a liability for Public Warrants to purchase the Company's Common Stock. The Public Warrants are traded on the NYSE and are recorded at fair value using the closing price as June 30, 2024 of $0.16, which is a Level 1 input.

Legacy Allurion Warrants

The Company has classified the Legacy Allurion Common Stock Warrants within Level 3 of the hierarchy as the fair value is derived using the Black-Scholes option pricing model, which uses a combination of observable (Level 2) and unobservable (Level 3) inputs. See table below for the assumptions used in the pricing model of the Legacy Allurion Common Stock Warrants:

	Measurement Date	Interest Rate	Exercise Price	Estimated Fair Value of Underlying Share Price	Expected Volatility	Expected Life (Years)
Legacy Allurion Series C Preferred Stock warrants (as converted to Common)	June 30, 2024	4.33%	$6.73	$1.00	90%	6.75
Other Common Stock	June 30, 2024	4.50%	1.05	1.00	90%	3.19
Legacy Allurion Series D-1 Preferred Stock warrants (as converted to Common)	June 30, 2024	4.33%-4.34%	12.14	1.00	90%	6.75-8.21

	Measurement Date	Interest Rate	Exercise Price	Estimated Fair Value of Underlying Share Price	Expected Volatility	Expected Life (Years)
Legacy Allurion Series C Preferred Stock warrants (as converted to Common)	December 31, 2023	3.88%	6.73	$3.74	100%	7.25
Other Common Stock	December 31, 2023	3.95%	1.05	3.74	100%	3.69
Legacy Allurion Series D-1 Preferred Stock warrants (as converted to Common)	December 31, 2023	3.88%	12.14	3.74	100%	7.25-8.71

Expected dividend yield for all calculations is 0.00%.

The following table reconciles the changes in fair value for the three and six months ended June 30, 2024 and 2023 of the warrant liabilities valued using Level 3 inputs:

	Preferred Stock Warrants (as converted to Common)	Common Stock Warrants	Total
Balance – March 31, 2023	$2,585	$1,245	$3,830
Change in fair value	98	106	204
Exercise of warrants	(4)	—	(4)
Balance – June 30, 2023	$2,679	$1,351	$4,030
Balance – March 31, 2024	$233	$71	$304
Change in fair value	$(123)	$(36)	(159)
Balance – June 30, 2024	$110	$35	$145

	Preferred Stock Warrants (as converted to Common)	Common Stock Warrants	Total
Balance – January 1, 2023	$1,777	$596	$2,373
Change in fair value	924	755	1,679
Exercise of warrants	(22)	—	(22)
Balance – June 30, 2023	$2,679	$1,351	$4,030
Balance – January 1, 2024	$642	$179	$821
Change in fair value	$(532)	$(144)	(676)
Balance – June 30, 2024	$110	$35	$145

2019 Term Loan Success Fee Derivative Liability

The derivative liability for the success fee associated with Legacy Allurion's November 2019 loan and security agreement with Western Alliance Bank (the "2019 Term Loan" and such fee, the "Success Fee") was recorded at fair value as of June 30, 2024 and December 31, 2023 using the following assumptions: weighted-average probability for the likelihood of a change in control or liquidity event within four years from the initial valuation date of the derivative liability and a market-based discount rate that will increase or decrease each period based on changes in the probability in the future cash flows.

2023 Convertible Notes

The 2023 Convertible Notes were accounted for using the FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently re-measured at estimated fair value on a recurring basis at each reporting period date. The fair value was measured as of August 1, 2023, just prior to the conversion of the 2023 Convertible Notes, using the share price at conversion ($7.04 per share). Upon the conversion of the 2023 Convertible Notes, the convertible note liability was derecognized.

Revenue Interest Financing and PIPE Conversion Option

The Revenue Interest Financing is accounted for using the FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The fair value of the Revenue Interest Financing was remeasured as of June 30, 2024 and December 31, 2023 using a discounted cash flow ("DCF") method under the income approach utilizing future revenue projections and a discount rate of 30.1% and 24.4%, respectively.

The fair value of the PIPE Conversion Option was accounted for as a derivative under ASC 815. The instrument is measured using a Monte Carlo Simulation Method ("MCSM") using the number of shares convertible of 1,065,341 and the following assumptions:

	June 30, 2024	December 31, 2023
Stock Price	$1.00	$3.74
Risk-free interest rate	5.06%	4.46%
Expected term (in years)	1.1	1.6
Expected volatility	110.0%	82.5%

Earn-Out Liability

Upon the closing of the Business Combination, the Earn-Out Shares were accounted for as a liability because the triggering events that determine the number of shares to be earned included events that were not indexed to Allurion Common Stock, with the change in fair value recognized in Change in the fair value of earn-out liabilities in the consolidated statement of operations. The estimated fair value of the Earn-Out Shares was determined using a MCSM with the following assumptions at each valuation date:

	June 30, 2024	December 31, 2023
Stock Price	$1.00	$3.74
Risk-free interest rate	4.4%	3.9%
Expected term (in years)	4.1	4.6
Expected volatility	103.0%	87.0%

Term Loan Derivative Liability

The Term Loan derivative liability associated with the Fortress Term Loan was derecognized as of June 30, 2024 as the Fortress Term Loan was repaid on April 16, 2024.

RTW Convertible Notes

The RTW Convertible Notes are accounted for using the FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently measured at estimated fair value on a recurring basis at each reporting period date. The fair value of the RTW Convertible Notes was remeasured as of June 30, 2024 using a DCF method under the income approach with a MCSM applied to determine the simulated stock price at each payment date and event that may trigger conversion of the RTW Convertible Notes. The fair value was measured using the $48.0 million principal amount of the RTW Convertible Notes and the following assumptions:

June 30, 2024
Stock Price	$1.00
Risk-free interest rate	4.3%
Expected term (in years)	6.8
Expected volatility	80.0%

The changes in the fair values of the Success Fee derivative liability, 2023 Convertible Notes, Revenue Interest Financing, PIPE Conversion Option, Earn-out liability, Term Loan Derivative liability, RTW Convertible Notes, PubCo Share liability, and Base PubCo and Backstop Share liability categorized with Level 3 inputs for the three months ended June 30, 2024 and 2023 were as follows:

	Success Fee Derivative Liability	2023 Convertible Notes	Revenue Interest Financing	PIPE Conversion Derivative	Earn-Out Liability	Term Loan Derivative Liability	RTW Convertible Notes	PubCo Share Liability		Base PubCo & Backstop Share Liability	Total
Balance – March 31, 2023	$207	$13,600	$—	$—	$—	$—	$—	$—		$—	$13,807
Fair value upon issuance	—	5,950	$—	—	—	—	—	3,370		3,264	12,584
Change in fair value	6	(2,257)	—	—	—	—	—	(43)		41	(2,253)
Repayments of debt	—	(500)	—	—	—	—	—	—		—	(500)
Balance – June 30, 2023	$213	$16,793	$—	$—	$—	$—	$—	$3,327		$3,305	$23,638
Balance – March 31, 2024	$14	$—	$35,000	$7,510	$9,800	$1,957	$—	$—		$—	$54,281
Fair value upon issuance	—	—	—	—	—	—	49,100	—		—	49,100
Change in fair value	—	—	2,054	(2,060)	(5,690)	(1,957)	(8,230)	—	—	—	(15,883)
Change in fair value - OCI	—	—	3,000	—	—	—	80	—	—	—	3,080
Repayments of debt	—	—	(1,054)	—	—	—	—	—	—	—	(1,054)
Balance – June 30, 2024	$14	$—	$39,000	$5,450	$4,110	$—	$40,950	$—		$—	$89,524

	Success Fee Derivative Liability	2023 Convertible Notes	Revenue Interest Financing	PIPE Conversion Derivative	Earn-Out Liability	Term Loan Derivative Liability	RTW Convertible Notes	PubCo Share Liability	Base PubCo & Backstop Share Liability	Total
Balance – January 1, 2023	$178	$—	$—	$—	$—	$—	$—	$—	$—	$178
Fair value upon issuance	—	19,550	$—	—	—	—	—	3,370	3,264	26,184
Change in fair value	35	(2,257)	—	—	—	—	—	(43)	41	(2,224)
Repayments of debt	—	(500)	—	—	—	—	—	—	—	(500)
Balance – June 30, 2023	$213	$16,793	$—	$—	$—	$—	$—	$3,327	$3,305	$23,638
Balance – January 1, 2024	$14	$—	$36,200	$5,600	$23,990	$1,895	$—	$—	$—	$67,699
Fair value upon issuance	—	—	—	—	—	—	49,100	—	—	49,100
Change in fair value	—	—	(1,346)	(150)	(19,880)	(1,895)	(8,230)	—	—	(31,501)
Change in fair value - OCI	—	—	5,200	—	—	—	80	—	—	5,280
Repayments of debt	—	—	(1,054)	—	—	—	—	—	—	(1,054)
Balance – June 30, 2024	$14	$—	$39,000	$5,450	$4,110	$—	$40,950	$—	$—	$89,524

The change in fair value of the Success Fee derivative liability, 2023 Convertible Notes, Revenue Interest Financing, PIPE Conversion Option, Earn-Out liability, Term Loan Derivative liability, RTW Convertible Notes, Pubco Share liability, and Base PubCo and Backstop Share liability at each period is recorded as a component of Other income (expense) in the condensed consolidated statements of operations, with the exception of the change in fair value associated with the change in credit risk related to the Revenue Interest Financing, which is recorded as a component of other comprehensive loss.

11.
Income Taxes

The Company recorded income tax expense for each of the three and six months ended June 30, 2024 of $0.1 million, representing effective tax rates of (3.1%) and 4.0%, respectively. The Company recorded income tax expense for the three and six months ended June 30, 2023 of less than $0.1 million and $0.1 million, respectively, representing effective tax rates of (0.1%) in both periods. The tax expense recorded relates to the earnings of the Company’s profitable foreign subsidiaries.

As of June 30, 2024 and 2023, the Company maintained a full valuation allowance against its net deferred tax assets as the Company has incurred significant operating losses since inception and has concluded that its net deferred tax asset is not more-likely-than-not realizable.

As of June 30, 2024 and 2023, the Company has not recorded tax reserves for any uncertain tax provisions.

12.
Capital Stock and Stockholders’ Deficit

The Allurion Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Allurion preferred stock. As of June 30, 2024, no shares of Allurion preferred stock were outstanding.

Common Equity

The Allurion Certificate of Incorporation authorizes the issuance of up to 1,000,000,000 shares of Allurion Common Stock. As of June 30, 2024 and December 31, 2023, 47,972,989 and 47,688,096 shares of Common Stock were outstanding, respectively, after retrospectively adjusting for the effect of the reverse recapitalization.

The number of shares of Common Stock that have been reserved for issuance upon the potential conversion or exercise, as applicable, of the Company’s securities as of June 30, 2024, is as follows:

Outstanding options to purchase Common Stock	7,198,719
Restricted Stock Units	593,397
Warrants to purchase Common Stock	403,658
Shares of Common Stock issued upon the exercise of Public Warrants	18,759,554
Earn-Out Shares	9,000,000
Convertible Notes	479,196
Total	36,434,524

Warrants to Purchase Common Stock

In connection with the closing of the Business Combination, all outstanding warrants to purchase Legacy Allurion preferred stock and Legacy Allurion common stock were converted into Rollover Warrants to purchase Allurion Common Stock using the Exchange Ratio. As of June 30, 2024, there were 403,658 such Rollover Warrants outstanding to purchase Common Stock. Upon the closing of the Business Combination, certain Legacy Allurion preferred stock and Legacy Allurion common stock warrants that were converted into Rollover Warrants were determined to be equity classified.

June 30, 2024
Issuance Date	Remaining Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
12/1/2014	0.4	Common Stock	Equity	44,272	$2.44
3/30/2021	6.7	Common Stock	Liability	130,053	6.73
9/15/2022	8.2	Common Stock	Liability	45,238	12.14
6/4/2022	7.9	Common Stock	Liability	45,238	12.14
1/17/2017	2.5	Common Stock	Equity	73,349	0.02
8/3/2017	3.1	Common Stock	Equity	9,779	1.13
9/8/2017	3.2	Common Stock	Liability	28,764	1.05
6/19/2018	4.0	Common Stock	Liability	17,977	1.05
6/25/2019	5.0	Common Stock	Liability	8,988	1.05
				403,658

December 31, 2023
Issuance Date	Remaining Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
12/1/2014	0.9	Common Stock	Equity	44,272	$2.44
3/30/2021	7.2	Common Stock	Liability	130,053	6.73
9/15/2022	8.7	Common Stock	Liability	45,238	12.14
6/4/2022	8.4	Common Stock	Liability	45,238	12.14
1/17/2017	3.0	Common Stock	Equity	73,349	0.02
8/3/2017	3.6	Common Stock	Equity	9,779	1.13
9/8/2017	3.7	Common Stock	Liability	28,764	1.05
6/19/2018	4.5	Common Stock	Liability	17,977	1.05
6/25/2019	5.5	Common Stock	Liability	8,988	1.05
				403,658

In Compute Health's initial public offering, it sold units at a price of $10.00 per unit, which consisted of one share of Class A Common Stock, $0.0001 par value, of Compute Health ("Class A Common Stock") and one-half of a redeemable warrant (each a "Public Warrant") that entitled the holder the right to purchase one share of Class A Common Stock of CPUH at a price of $11.50 per share. On July 26, 2023, Compute Health's Public Warrant holders approved an amendment (the “Warrant Amendment”) to the warrant agreement that governed all Compute Health’s Public Warrants. Per the terms of the Warrant Amendment, upon completion of the Business Combination, each of the outstanding Compute Health Public Warrants became exercisable for 1.420455 shares of the Company’s Common Stock at an exercise price of $8.10 per share and each whole Compute Health Public Warrant was exchanged for 0.6125 Allurion Public Warrants in the Business Combination. The Public Warrants will expire August 1, 2030, seven years after the completion of the Business Combination, or earlier upon redemption or liquidation.

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

The Company may redeem the outstanding Public Warrants for shares of our Common Stock at a price of $0.10 per Public Warrant at any time commencing 90 days after the completion of the Business Combination, and provided that the last sales price of the Company’s Common Stock equals or exceeds $7.04 per share of any 20 trading days within a 30-day trading period ending on the third trading day prior to the date on which notice of redemption is given. Holders of the Public Warrants will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value (the “Redemption Fair Market Value”) of the shares of the Company's Common Stock. The Redemption Fair Market Value is determined based on the volume weighted average price of the Company’s Common Stock for the ten trading days immediately following the date on which notice of redemption is sent to the holders. As of June 30, 2024, the Company has not redeemed any of the outstanding Public Warrants. As of June 30, 2024, there were 13,206,720 outstanding Public Warrants exercisable for 18,759,554 shares of Allurion Common Stock.

Chardan Equity Facility

On December 18, 2023, we entered into a ChEF Purchase Agreement (the "Purchase Agreement") and a Registration Rights Agreement (the "Registration Rights Agreement"), each with Chardan Capital Markets ("Chardan") related to a "ChEF," Chardan's committed equity facility (the "Chardan Equity Facility"). Pursuant to the Purchase Agreement, the Company has the right from time to time at its option to sell to Chardan up to the lesser of (i) $100,000,000 in aggregate gross purchase price of newly issued shares of the Company's Common Stock, and (ii) 9,482,468 shares of Common Stock, which number of shares is equal to 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the Purchase Agreement (the "Exchange Cap"). In consideration for Chardan's entry into the Purchase Agreement, Allurion issued to Chardan 35,511 shares of Allurion Common Stock (the "Commitment Shares"). The Company recorded $0.1 million to additional paid-in capital and $0.1 million of expense in connection with the issuance of the Commitment Shares. The Company expensed an additional $0.1 million related to a non-refundable structuring fee immediately following commencement. As of June 30, 2024, the Company had sold 143,234 shares of Common Stock to Chardan at a purchase price of $0.4 million in connection with the Purchase Agreement.

Public Offering and Concurrent Private Placement

On July 1, 2024, the Company closed the Public Offering (as defined below) and Private Placement (as defined below) for gross proceeds of $17.3 million and $2.7 million, respectively. On July 5, 2024 the Underwriters (as defined below) exercised a portion of the option for additional gross proceeds of $2.3 million. Refer to Note 19, Subsequent Events, for further information regarding the Public Offering and Private Placement.

13.
Net Income (Loss) per Share

Basic and diluted net income (loss) per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$(2,162)	$(21,996)	$3,424	$(39,797)
Cumulative undeclared preferred dividends to participating securities (Legacy Series D convertible preferred stock)	—	(725)	—	(1,442)
Net income (loss) attributable to common shareholders - Basic	$(2,162)	$(22,721)	$3,424	$(41,239)
Adjustment for change in fair value of liability classified warrants	—	—	(145)	—
Net income (loss) attributable to common shareholders - Diluted	(2,162)	(22,721)	3,279	(41,239)
Denominator:
Basic weighted-average common shares outstanding	47,946,609	27,107,397	47,862,980	27,097,341
Effect of potentially dilutive securities:
Stock options	—	—	917,086	—
Restricted stock units	—	—	94,182	—
Warrants	—	—	108,750	—
Diluted weighted-average common shares outstanding	47,946,609	27,107,397	48,982,998	27,097,341
Basic net income (loss) per common share	(0.05)	(0.84)	0.07	(1.52)
Diluted net income (loss) per common share	$(0.05)	$(0.84)	$0.07	$(1.52)

For the three months ended June 30, 2024 and 2023, the Company's potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average share number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same. The Company excluded the following potential shares of Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect.

	As of June 30,
	2024	2023
Outstanding options to purchase Common Stock	7,198,719	4,136,040
Restricted Stock Units	593,397	1,415,104
Warrants to purchase Common Stock	403,658	432,664
Shares of Common Stock issued upon the exercise of Public Warrants	18,759,554	—
Earn-Out Shares	9,000,000	—
Convertible Notes	479,196	3,489,958
Total	36,434,524	9,473,766

For the six months ended June 30, 2024 and 2023, the Company excluded the following potential shares of Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect. As the triggering event under which the Earn-Out shares become issuable has not been met as of June 30, 2024, the Earn-Out shares have been excluded from the computation of diluted net income (loss) per share. As the Company was in a net loss position for the six months ended June 30,

2023, the number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same.

	As of June 30,
	2024	2023
Outstanding options to purchase Common Stock	6,281,633	4,136,040
Restricted Stock Units	499,215	1,415,104
Warrants to purchase Common Stock	264,801	432,664
Shares of Common Stock issued upon the exercise of Public Warrants	18,759,554	—
Earn-Out Shares	9,000,000	—
Convertible Notes	479,196	3,489,958
Total	35,284,399	9,473,766

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

In connection with the closing of the Business Combination, the Company adopted the 2023 Stock Option and Incentive Plan (the "2023 Plan"), which provides for the award of stock options (both incentive and non-qualified), stock appreciation rights, restricted stock units, restricted stock awards, cash-based awards, and dividend equivalent rights. As of June 30, 2024, a total of 8,499,541 shares of Allurion Common Stock are reserved for issuance under the 2023 Plan. The 2023 Plan provides that the number of shares reserved for issuance under the 2023 Plan will automatically increase each January 1, beginning January 1, 2024 and ending January 1, 2033, by 5% of the number of fully diluted outstanding shares of Allurion Common Stock as of the immediately preceding December 31 or such lesser amount as determined by the Board and the compensation committee.

As of June 30, 2024, 7,792,116 options and RSUs were issued and outstanding under the 2010 Plan, 2020 Plan, and 2023 Plan. As of December 31, 2023, 4,529,673 options and RSUs were issued and outstanding under the 2010 Plan, 2020 Plan, and 2023 Plan. The stock options generally vest over a four-year period and expire 10 years from the date of grant.

Stock-based compensation expense included in the condensed consolidated statement of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$6	$3	$11	$15
Selling, general and administrative	768	372	1,318	758
Research and development	31	26	28	37
Total stock-based compensation expense	$805	$401	$1,357	$810

Stock Options

The following table summarizes the option activity under the 2010 Plan, 2020 Plan, and the 2023 Plan during the six months ended June 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per option)	(in years)	(in thousands)
Outstanding—January 1, 2024	3,886,038	$2.67	6.9	$5,565
Granted	3,686,059	1.86
Cancellations and forfeitures	(357,241)	2.41
Exercised	(16,137)	1.37
Outstanding—June 30, 2024	7,198,719	2.27	8.2	14
Exercisable at June 30, 2024	2,860,203	$2.39	6.1	$12

Total stock compensation expense related to stock option awards during the three and six months ended June 30, 2024 was $0.5 million and $0.8 million, respectively. As of June 30, 2024, there was approximately $6.3 million of unrecognized compensation costs related to unvested stock options granted under the 2010 Plan, 2020 Plan, and 2023 Plan, which is expected to be recognized over a weighted-average vesting term of 3.2 years. The weighted average grant-date fair value of the stock option awards granted during the six months ended June 30, 2024 was $1.30 per option.

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

There were no grants during the six months ended June 30, 2023. The assumptions used in the Black Scholes option-pricing model for the six months ended June 30, 2024 are as follows:

Six Months Ended June 30,
2024
Expected volatility	71%
Risk-free interest rate	4.36%
Expected dividend yield	0%
Expected term (in years)	6.1

Restricted Stock Units

In December 2022, the Company issued RSUs to a member of the Board of Directors with vesting subject to both a performance-based closing condition dependent on the successful Business Combination with Compute Health and time-based vesting conditions. See Note 3, Business Combination for information about the closing of the Business Combination with Compute Health. Upon the satisfaction of the closing condition, 62.5% of the RSUs awarded vested. Thereafter, the remaining 37.5% of the RSUs will vest monthly over a period of two years. All RSUs are subject to forfeiture if the grantee’s continuous service relationship as a member of the Board of Directors terminates prior to vesting. In October 2023 and March 2024, the Company issued RSUs to its Board of Director members that will vest in equal installments over three years, subject to continued service as a director through each vesting date. The following table summarizes the restricted stock unit activity under the 2020 Plan and 2023 Plan during the three months ended June 30, 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value
		(per share)
Outstanding—January 1, 2024	643,635	$4.45
Granted	75,000	2.61
Cancellations and forfeitures	—
Vested	(125,238)	4.51
Outstanding—June 30, 2024	593,397	$4.20

Total stock compensation expense related to RSUs for the three and six months ended June 30, 2024 was $0.3 million and $0.6 million, respectively. As of June 30, 2024, there were $1.3 million of unrecognized compensation costs related to nonvested RSUs granted under the 2020 Plan and 2023 Plan, which is expected to be recognized over a remaining weighted-average vesting term of 1.8 years.

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

A total of 1,422,309 shares of the Company's Common Stock are reserved and authorized for issuance under the 2023 ESPP. In addition, the number of shares of Common Stock available for issuance under the 2023 ESPP will automatically increase each January 1, beginning on January 1, 2024 and each January thereafter, by the lesser of (i) 1% of the fully diluted outstanding shares of our Common Stock as of the immediately preceding December 31, (ii) 1,600,000 shares of our Common Stock, or (iii) such less number of shares determined by the administrator of the 2023 ESPP. As of June 30, 2024, no shares have been issued under the 2023 ESPP.

15.
Employee Benefit Plan

The Company has a 401(k) retirement plan that covers eligible U.S. employees. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions. During the three and six months ended June 30, 2024 and 2023, the Company's matching contributions to the plan were less than $0.1 million.

16.
Commitments and Contingencies

Leases

With respect to contracts involving the use of assets, if the Company has the right to direct the use of the asset and obtain substantially all economic benefits from the use of an asset, it accounts for the service contract as a lease.

In February 2023 and August 2023, the Company executed amendments to three of its leases in Natick, Massachusetts and its Hudson, Massachusetts lease, respectively. The amendments were accounted for as a modification of the existing lease agreements, with impacts to the lease term, lease payments, and related lease liability for each of the four leases. As a result of these amendments, the leases in Natick and Hudson will now expire between March 2025 and March 2028, and additional operating lease assets obtained in exchange for lease obligations were $0.9 million. In April 2024, the Company executed an amendment to one of its leases in Natick, Massachusetts. The amendment was accounted for as a modification of the existing lease agreement, with impacts to the lease term, lease payments, and related lease liability for the lease. As a result of this amendment, the lease in Natick will now expire in March 2025 and additional operating lease assets obtained in exchange for lease obligations were less than $0.1 million. In February 2024, the Company terminated one of its leases in Paris, France.

As of June 30, 2024, the Company was a party to six different leases for office, manufacturing, and laboratory space under non-cancelable office leases in three cities. These leases total approximately 51,000 square feet and will expire between June 2024 and March 2028. The Company has a right to extend certain of these leases for periods between three and five years. The Company also holds immaterial leases related to vehicles and office equipment. Under its leases, the Company pays base rent and a proportional share of operating expenses. Such operating expenses are subject to annual adjustment and are accounted for as variable payments in the period in which they are incurred.

The components of right-of-use ("ROU") assets and lease liabilities are included in the condensed consolidated balance sheets. The short-term portion of the Company's operating lease liability is recorded as part of Accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Aggregate Lease Information

Other pertinent lease information for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs	$257	$275	$535	$549
Short-term lease costs	10	7	20	13
Variable lease costs	58	72	135	160
Operating cash flows paid for amounts in the measurement of lease liabilities	263	284	555	546
Operating lease assets obtained in exchange for lease obligations	15	—	15	874

Future commitments under non-cancelable operating lease agreements as of June 30, 2024 are as follows (in thousands):

2024	$535
2025	1,035
2026	730
2027	641
2028	108
Total lease payments	$3,049
Less: present value adjustment	(411)
Total lease liabilities	2,638
Less: current lease liability	(850)
Long-term operating lease liabilities	$1,788

The weighted-average remaining lease terms and discount rates related to our leases were as follows:

	June 30, 2024	June 30, 2023
Weighted -average remaining lease term (in years)	3.1	3.9
Weighted-average discount rate	9.9%	9.5%

Product Liability

The Company has not received any material product liability claims. Notwithstanding this, the Company has obtained insurance related to potential product liability claims.

Litigation and Claims

In the normal course of operations, the Company may become involved in various claims and legal proceedings related to, for example, the validity or scope of its intellectual property rights, employee-related matters, securities class actions, or adverse patient reactions. Additionally, during the normal course of business, the Company may be a party to legal claims that may not be covered by insurance. As of June 30, 2024 and December 31, 2023, the Company has not recorded accruals for probable losses related to any existing or pending litigation or claims as the Company’s management has determined that there are no matters where a potential loss is probable and reasonably estimable. The Company does not believe that any existing or pending claims would have a material impact on the Company’s consolidated financial statements.

17.
Geographic Information

Long-lived assets, consisting of property and equipment, net and ROU assets by geography were as follows (in thousands):

	June 30, 2024	December 31, 2023
United States	$5,008	$5,381
France	$727	1,010
All other countries	—	—
Long-lived assets	$5,735	$6,391

Refer to Note 4, Revenue for information on revenue by geography.

18.
Related-party Transactions

Lease Agreement with Related Party

In August 2022, the Company entered into an operating lease agreement for additional office space in Paris, France with LNMP JPBC Invest. The Company’s then-Trade Marketing Director was the signor of this lease for LNMP JPBS Invest. Additionally, the Company’s former Chief Commercial Officer is also a partner of LNMP JPBC Invest. The lease agreement included lease payments of approximately $0.1 million per year. The term of the lease was August 1, 2022 through July 31, 2025. The Company concluded that the commercial terms of the lease agreement were competitive, at the current market rate and conducted at arm’s-length. This lease was terminated in February 2024.

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

Consulting Agreement with Related Party

In September 2023, Allurion France, a French société par actions simplifiée and wholly-owned subsidiary of Allurion ("Allurion France"), entered into a new corporate officer agreement with the Company's then-Chief Commercial Officer and Benoit Chardon Consulting, a French société à responsabilité limitée which is solely owned by Mr. Chardon ("BCC"), pursuant to which BCC agreed to serve as Managing Director of Allurion France. The new corporate officer agreement provided that BCC would receive base consulting fees of €28,333.33 per month and additional variable compensation subject to the incentive plan terms issued annually by Allurion and conditional on meeting Allurion France and personal performance attainment defined each year by Allurion. This agreement was terminated on December 12, 2023 by virtue of the termination agreement described below, effective December 31, 2023.

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

Convertible Note Agreement with RTW

Pursuant to the Amended Note Purchase Agreement, on April 16, 2024, we issued and sold $48 million aggregate principal amount of convertible notes to RTW. RTW holds more than 5% of our outstanding common stock, has the right to designate an independent director nominee to be elected by our stockholders, and has the right to approve an additional director nominee for election at our 2024 annual meeting of stockholders (with such approval not to be unreasonably withheld), which such nominee shall go through our director nomination process led by the Nominating and Corporate Governance Committee of Allurion's board of directors. Refer to Note 8, Debt, for additional information regarding the RTW Convertible Notes.

RTW Participation in Public Offering

In connection with the Public Offering (as defined below), the Company issued and sold 239,842 shares of Common Stock and accompanying warrants to funds affiliated with RTW, for an aggregate purchase price of approximately $0.3 million. The Public Offering closed on July 1, 2024.

Private Placement with RTW

On June 28, 2024, pursuant to the Subscription Agreement (as defined below), the Company agreed to sell to RTW 2,260,159 shares of Series A Preferred Stock (as defined below), and 2,260,159 Private Placement Warrants (as defined below), for an aggregate purchase price of approximately $2.7 million. The Private Placement closed on July 1, 2024.

19.
Subsequent Events

Public Offering

On June 28, 2024, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Jefferies LLC and TD Securities (USA) LLC, as representative of the several underwriters (the "Underwriters"), pursuant to which the Company agreed to issue and sell 14,406,508 shares of the Company's Common Stock and warrants ("Public Offering Warrants") to purchase up to 14,406,508 shares of the Company's Common Stock at an offering price of $1.20 per share and accompanying warrant (the "Public Offering"). Pursuant to the Underwriting Agreement, the Company also granted the Underwriters an option exercisable for 30 days to purchase up to an additional 2,160,976 shares of Common Stock and/or 2,160,976 Public Offering Warrants at the public offering price. On July 1, 2024, the Underwriters exercised the option with respect to the Public Offering Warrants in full, which resulted in the issuance of an additional 2,160,976 Public Offering Warrants at the closing. The Public Offering closed on July 1, 2024 with total gross proceeds of $17.3 million, before deducting the Underwriters' discounts and commissions and estimated offering expenses payable by the Company. Further, the Underwriters exercised a portion of the option with respect to the Common Stock on July 5, 2024 for total gross proceeds of $2.3 million, which resulted in the issuance of 1,927,265 shares of the Company's Common Stock at an offering price of $1.20 per share.

Private Placement

On June 28, 2024, the Company entered into a subscription agreement (the "Subscription Agreement") with RTW, pursuant to which the Company agreed to sell to RTW 2,260,159 shares of a newly created series of preferred stock, Series A non-voting convertible preferred stock, par value $0.0001 per share ("Series A Preferred Stock"), and 2,260,159 private placement warrants ("Private Placement Warrants") to purchase common stock, for an aggregate purchase price of approximately $2.7 million at a purchase price per share of Series A Preferred Stock and accompanying Private Placement Warrant equal to the per share Public Offering price for the shares of common stock and Public Offering Warrants in the Public Offering (the "Private Placement"). The Private Placement closed on July 1, 2024 with total gross proceeds received from RTW of $2.7 million.

French Regulatory Decision

On August 6, 2024, it was announced that the Agence Nationale de Sécurité du Médicament (“ANSM”), the French regulatory authority, has suspended sales of the Allurion Balloon in France, and the Company is withdrawing the device from the French market, pending implementation of a remediation plan to reduce certain risks associated with the advertising, follow-up program, and adverse events for the Allurion Balloon.

NYSE Letter

On August 12, 2024, we received a letter from NYSE notifying us that, as of August 8, 2024, for the last 30 consecutive business days, the average closing price of the Company’s common stock was less than $1.00 per share, the minimum average closing bid price required by the continued listing requirements of Rule 802.01C of the NYSE Listed Company Manual. A company can regain compliance with the minimum share price requirement at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period, the company has (i) a closing share price of at least $1.00 and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. In the event that at the expiration of the six-month cure period, both a $1.00 closing share price on the last trading day of the cure period and a $1.00 average closing share price over the 30 trading-day period ending on the last trading day of the cure period are not attained, the NYSE will commence suspension and delisting procedures. We intend to monitor the closing bid price of our Common Stock and may, if appropriate, consider available options to regain compliance with the NYSE minimum share price requirement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis includes information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion and analysis should be read together with the consolidated financial statements as of and for the three and six months ended June 30, 2024 and June 30, 2023, and for the years ended December 31, 2023 and December 31, 2022 that are included in our Annual Report on Form 10-K filed with the SEC on March 26, 2024, as subsequently amended (as amended, the "Annual Report on Form 10-K"). This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the sections titled “Cautionary Statement Regarding Forward-Looking Statements,” “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. For purposes of this section, all references in this discussion and analysis to “Allurion,” the “Company”, “we,” “us,” or “our” refers to the business and operations of Allurion and its consolidated subsidiaries following the consummation of the Business Combination and to Legacy Allurion and its consolidated subsidiaries prior to the consummation of the Business Combination. “Legacy Allurion” refers to Allurion Technologies, LLC, which was previously known as Allurion Technologies Opco, Inc. (formerly Allurion Technologies, Inc.) prior to the consummation of the Business Combination.

Overview

Allurion is a leading medical device company that is focused on creating a best-in-class weight loss platform to treat obese and overweight patients. Our platform, the Allurion Program (the "Allurion Program"), features the world’s first and only swallowable, procedure-less intragastric balloon for weight loss (the "Allurion Balloon") and offers artificial intelligence ("AI")-powered remote patient monitoring tools, a proprietary behavior change program, secure messaging and video telehealth that are delivered by the Allurion Virtual Care Suite ("VCS").

Our proprietary intragastric balloon, the Allurion Balloon, is swallowed as a capsule under the guidance of a health care provider without surgery, endoscopy, or anesthesia for placement.

The Allurion VCS is comprised of tools to support patients’ weight loss experience, which we believe benefit both patients and health care providers:

1.
For Allurion Program patients: Every current Allurion Program patient receives an Allurion Connected Scale ("Allurion Connected Scale") and access to our mobile app (the "App"), which integrates data from the Allurion Connected Scale to conveniently monitor weight, body fat, activity, sleep, and several other critical metrics. The App can also enable secure messaging and video telehealth with the patient’s care team and can deliver content from Allurion’s proprietary behavior change program—a library of 100 weight loss actions related to diet, nutrition, mental health, sleep, goal setting, and a number of other topics—directly to the patient. The App is available in 15 languages.
2.
For Allurion Program providers: Our clinic dashboard ("Allurion Insights") provides end-to-end remote patient monitoring powered by the Allurion Iris AI platform, which leverages machine learning to deliver key insights related to patient tracking data. Allurion Insights offers real-time access to patient data and AI-powered analytics, note functionality to keep track of patient encounters, and clinic-wide metrics that provide a snapshot of the clinic’s overall performance.

In addition to its use by Allurion Balloon patients, we believe the Allurion VCS can potentially be a platform for optimal long-term follow up after other medical and surgical weight loss interventions in the future. For example, in June 2022, we incorporated a Treatment Tracking and Clinic-Led Onboarding feature into the Allurion VCS, which enables seamless onboarding and management of patients undergoing one or multiple weight loss treatments, including gastric balloons such as the Allurion Balloon, surgery, or medications. In addition, in connection with our collaboration with Medtronic plc (“Medtronic”), we may incorporate the Allurion VCS in onboarding and managing Medtronic’s patients. Further, in April 2024, the Company launched the Allurion VCS in the United States for patients utilizing other weight loss treatments, including anti-obesity medications and bariatric surgery.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products and receipt and maintenance of regulatory approvals. We generated revenue of $21.2 million and $27.0 million for the six months ended June 30, 2024 and 2023, respectively, and had net income of $3.4 million and incurred a net loss of $39.8 million for those same periods, respectively. We expect to continue to incur net losses for the foreseeable future as we focus on obtaining regulatory approvals for our products in new markets, reinstating regulatory approvals, refining our sales and marketing strategies, and continuing research and development efforts to further enhance our existing products. Further, following the closing of the Business Combination described below in “Recent Developments,” we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. As a result, we will need additional funding for expenses related to our operating activities, including selling, marketing, general and administrative expenses and research and development expenses.

Because of the numerous risks and uncertainties associated with obtaining and maintaining regulatory approval, market acceptance of our product, product development and enhancement, and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve profitability, we expect to finance our operations through a combination of equity offerings and debt financings. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the further development and commercialization efforts of one or more of our products, or may be forced to reduce or terminate our operations. See the subsections titled — “Liquidity and Capital Resources” and “Recent Developments” below.

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

Note Purchase Agreement

On April 14, 2024, Allurion, RTW Investments, LP (together with its affiliates, “RTW”), as agent for the purchasers (the “Purchasers”) party thereto from time to time (RTW in such capacity, the “Principal Purchaser”), and Acquiom Agency Services LLC (“Acquiom”), as collateral agent for the Purchasers and the Principal Purchaser, entered into a Note Purchase Agreement (the

“Original Note Purchase Agreement”). Subsequently, on April 16, 2024, the Company, the Principal Purchaser, the Purchasers and Acquiom entered into the First Amendment to the Original Note Purchase Agreement (the “Amendment”; the Original Note Purchase Agreement, as amended by the Amendment, the “Amended Note Purchase Agreement”).

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

The Notes bear interest at the annual rate of 6.0%, which interest is payable quarterly in cash or, at the Company’s option, in kind for the first three years. The maturity date for the Notes is April 16, 2031. The Notes are guaranteed by Allurion Technologies, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Allurion Opco”), and certain other current and future subsidiaries of the Company, and are secured by substantially all the assets of the Company and the guarantors.

The Notes are convertible into shares of the Company's Common Stock, at a Purchaser’s election at any time after the earliest of (i) the date on which Stockholder Approval (as defined below) is obtained, (ii) December 31, 2025, (iii) the date of a Fundamental Change Company Notice (as defined in the Amended Note Purchase Agreement), and (iv) the Make-Whole Fundamental Change Effective Date (as defined in the Amended Note Purchase Agreement), subject to certain terms and limitations in the Amended Note Purchase Agreement, based on a conversion rate of 617.2840 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $1.62 per share, which represents a 35% premium to the lowest price per share in an equity financing for capital raising purposes ending on the date on which the Company has raised aggregate gross offering proceeds of at least $15,000,000 (the “Next Equity Financing”). On July 1, 2024, we consummated the Public Offering, as described elsewhere in this Quarterly Report on Form 10-Q, which constituted a Next Equity Financing. Because the conversion price was reset in connection with the Next Equity Financing to a price below the NYSE’s “Minimum Price” (as such term is defined in Section 312.03 of the NYSE Listed Company Manual), the Amended Note Purchase Agreement provides that unless and until requisite approval of the Company’s stockholders is obtained (“Stockholder Approval”), the Company will not deliver Common Stock upon conversion of the Notes in excess of 1% of the number of shares of the Company’s Common Stock outstanding as of April 14, 2024. The Company is required to include a proposal in its definitive proxy statement on Schedule 14A seeking Stockholder Approval no later than December 31, 2025. If the Company does not obtain Stockholder Approval at such meeting, it shall call a special meeting of stockholders each 90-day period thereafter at least two times, and thereafter at each subsequent annual meeting until Stockholder Approval is obtained or the Notes are no longer outstanding; provided, that shares of Common Stock issued upon conversion of the Notes prior to obtaining Stockholder Approval shall not be entitled to vote in favor of Stockholder Approval.

Amendment to Revenue Interest Financing Agreement

On April 14, 2024, the Revenue Interest Financing Agreement (the "Original RIFA") was amended pursuant to the Omnibus Amendment (the “RIFA Amendment”) by and among the Company, Allurion Opco, Allurion Australia Pty Ltd, a proprietary limited company organized under the laws of Australia and a wholly-owned subsidiary of the Company, the Original RIFA Investors (as defined therein) and RTW, to reflect certain modifications agreed between the parties thereto in connection with the Purchasers’ purchase of the Notes and the refinancing of the Fortress Credit Agreement. Among other things, the RIFA Amendment waived the existing event of default under the Original RIFA, increased the rate of revenue interest payments to be paid to RTW on all current and future products and digital solutions developed and to be developed by the Company (the “Royalty Rate”) for net sales less than or equal to $100 million prior to December 31, 2026 from 6% to 12%, and increased the Royalty Rate on net sales less than or equal to $100 million on or after January 1, 2027 from 10% to 12%, subject to the terms and conditions of the RIFA Amendment.

Amendment to RTW Side Letter

On April 14, 2024, we, Allurion Opco and the Additional RIFA Investors entered into the First Amendment to Amended and Restated Letter Agreement (the “Side Letter Amendment”) to reflect certain modifications to the Existing Side Letter in connection with the Purchasers’ purchase of the Notes. The Side Letter Amendment provides, among other things, that the Additional RIFA Investors may make a single election in certain circumstances to convert up to $7,500,000 of the purchase price that the Additional RIFA Investors paid for certain equity interests in the Company into an amount of financing provided by the Additional RIFA Investors to Allurion Opco pursuant to an additional revenue interest financing agreement with Allurion Opco.

Termination of Fortress Term Loan

On April 16, 2024, we terminated and repaid in full all outstanding borrowings and fees under the Fortress Credit Agreement, dated as of August 1, 2023 (as amended by the Fortress Amendment, dated as of December 29, 2023), by and among the Company, Allurion Opco, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto (the "Lenders" and each, a "Lender") and Fortress Credit Corp., as administrative agent for the Lenders, including the release of all guarantees and liens related thereto.

Public Offering

On June 28, 2024, we entered into an underwriting agreement (the "Underwriting Agreement") with Jefferies LLC and TD Securities (USA) LLC, as representative of the several underwriters (the "Underwriters"), pursuant to which we agreed to issue and sell 14,406,508 shares of the Company's Common Stock and warrants ("Public Offering Warrants") to purchase up to 14,406,508 shares of the Company's Common Stock, at an offering price of $1.20 per share and accompanying warrant (the "Public Offering"). Pursuant to the Underwriting Agreement, we also granted the Underwriters an option exercisable for 30 days to purchase up to an additional 2,160,976 shares of Common Stock and/or 2,160,976 Public Offering Warrants at the public offering price. On July 1, 2024, the Underwriters exercised the option with respect to the Public Offering Warrants in full, which resulted in the issuance of an additional 2,160,976 Public Offering Warrants at the closing. The Public Offering closed on July 1, 2024. Gross proceeds from the Public Offering were $17.3 million, before deducting the Underwriters' discounts and commissions and estimated offering expenses payable by the Company. The Underwriters exercised a portion of the option on July 5, 2024 for total gross proceeds of $2.3 million, which resulted in the issuance of 1,927,265 shares of the Company's Common Stock at an offering price of $1.20 per share.

Private Placement

On June 28, 2024, we entered into a subscription agreement (the "Subscription Agreement") with funds affiliated with RTW, pursuant to which the Company agreed to sell to RTW 2,260,159 shares of a newly created series of preferred stock, Series A non-voting convertible preferred stock, par value $0.0001 per share ("Series A Preferred Stock"), and 2,260,159 private placement warrants ("Private Placement Warrants") to purchase Common Stock, for an aggregate purchase price of approximately $2.7 million at a purchase price per share of Series A Preferred Stock and accompanying Private Placement Warrant equal to the per share Public Offering price for the shares of Common Stock and Public Offering Warrants in the Public Offering (the "Private Placement"). The Private Placement closed on July 1, 2024 with total gross proceeds received from RTW of $2.7 million.

French Regulatory Decision

On August 6, 2024, it was announced that the Agence Nationale de Sécurité du Médicament (“ANSM”), the French regulatory authority, has suspended sales of the Allurion Balloon in France, and the Company is withdrawing the device from the French market, pending implementation of a remediation plan to reduce certain risks associated with the advertising, follow-up program, and adverse events for the Allurion Balloon.

Although the Company disagrees with ANSM’s decision, it is fully cooperating and in active dialogue with the agency in developing a remediation program prioritizing changes related to its advertising strategy, follow-up program and training programs to address ANSM’s concerns. The Company is committed to continuing its engagement with ANSM to identify a path that will enable the Company to resume the commercialization of the Allurion Balloon in France.

NYSE Letter

On August 12, 2024, we received a letter from NYSE notifying us that, as of August 8, 2024, for the last 30 consecutive business days, the average closing price of the Company’s common stock was less than $1.00 per share, the minimum average closing bid price required by the continued listing requirements of Rule 802.01C of the NYSE Listed Company Manual. A company can regain compliance with the minimum share price requirement at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period, the company has (i) a closing share price of at least $1.00 and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. In the event that at the expiration of the six-month cure period, both a $1.00 closing share price on the last trading day of the cure period and a $1.00 average closing share price over the 30 trading-day period ending on the last trading day of the cure period are not attained, the NYSE will commence suspension and delisting procedures. We intend to monitor the closing bid price of our Common Stock and may, if appropriate, consider available options to regain compliance with the NYSE minimum share price requirement.

Key Factors Affecting Our Operating Results

We believe that our performance and future success depend on many factors that present significant opportunities but also pose risks and challenges, including those discussed below and in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K.

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
•
Regulatory approval and timing and efficiency of new product introductions. We must successfully obtain timely approvals, maintain regulatory approval, successfully implement any remediation programs required by regulators to resume sales of the Allurion Balloon, and introduce new products that gain acceptance with health care providers. For our sales to grow, we will also need to obtain regulatory approval of our existing product and any new products or modifications/enhancements to our existing products in the markets that we operate in and new markets as applicable.
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

Loss on extinguishment of debt

The loss on extinguishment of debt consists of the loss recognized upon the termination of our Fortress Term Loan.

Termination of convertible note side letters

The termination of convertible note side letters consists of the expense recognized related to the convertible note prepayment penalty and recognition of the PubCo Share liability and Base PubCo and Backstop Share liability.

Other Income (Expense), net

Other income (expense), net consists of interest earned on our invested cash balances, which primarily consist of deposit accounts and money market funds, foreign currency transaction gains and losses and expense associated with our Success Fee derivative liability and Fortress Term Loan derivative liability. See Note 10, Fair Value Measurements, for further information.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023 (unaudited)

The following table summarizes our results of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Revenue	$11,766	$12,960	$(1,194)	$21,152	$27,031	$(5,879)
Cost of revenue	2,773	2,992	(219)	5,293	5,932	(639)
Gross profit	8,993	9,968	(975)	15,859	21,099	(5,240)
Operating expenses:
Sales and marketing	6,718	10,273	(3,555)	12,863	22,137	(9,274)
Research and development	4,310	6,581	(2,271)	10,035	14,433	(4,398)
General and administrative	7,311	6,408	903	13,697	11,714	1,983
Total operating expenses:	18,339	23,262	(4,923)	36,595	48,284	(11,689)
Loss from operations	(9,346)	(13,294)	3,948	(20,736)	(27,185)	6,449
Other income (expense):
Interest expense	(339)	(2,508)	2,169	(2,270)	(4,745)	2,475
Changes in fair value of warrants	1,376	(204)	1,580	4,507	(1,679)	6,186
Change in fair value of debt	8,230	2,257	5,973	8,230	2,257	5,973
Changes in fair value of Revenue Interest Financing and PIPE conversion option	6	—	6	1,496	—	1,496
Changes in fair value of earn-out liabilities	5,690	—	5,690	19,880	—	19,880
Loss on extinguishment of debt	(8,713)	—	(8,713)	(8,713)	—	(8,713)
Termination of convertible note side letters	—	(8,134)	8,134	—	(8,134)	8,134
Other income (expense), net	999	(91)	1,090	1,171	(255)	1,426
Total other income (expense):	7,249	(8,680)	15,929	24,301	(12,556)	36,857
Income (loss) before income taxes:	(2,097)	(21,974)	19,877	3,565	(39,741)	43,306
Provision for income taxes:	(65)	(22)	(43)	(141)	(56)	(85)
Net income (loss)	$(2,162)	$(21,996)	$19,834	$3,424	$(39,797)	$43,221

Revenue

Revenue decreased $1.2 million, or 9%, to $11.8 million and decreased $5.8 million, or 22%, to $21.2 million for the three and six months ended June 30, 2024, respectively, compared to the same period in 2023. The decrease in revenue was primarily the result of decreased gastric balloon units sold due to lower re-order rates as distributors and certain accounts adjusted their inventory levels. The decrease in revenue was also attributable to selling less or no product to certain distributors and accounts to manage our credit risk.

Cost of Revenue

Cost of revenue decreased $0.2 million, or 7%, to $2.8 million for the three months ended June 30, 2024, and decreased $0.6 million, or 11%, to $5.3 million for the six months ended June 30, 2024 compared to the same periods in 2023. The decrease in cost of revenue was a direct result of decreased gastric balloon units sold, partially offset by an increase in manufacturing expense, as less labor and overhead was absorbed due to lower production volumes.

Gross Profit

Gross profit decreased $1.0 million, or 10%, to $9.0 for the three months ended June 30, 2024, and decreased $5.2 million, or 25%, to $15.9 million for the six months ended June 30, 2024 compared to the same periods in 2023. The decrease in gross profit was primarily the result of an increase in our manufacturing expense, as less labor and overhead was absorbed due to lower production volumes, as well as a decrease in revenue and sales volume of our gastric balloon system.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses decreased $3.6 million, or 35%, to $6.7 million for the three months ended June 30, 2024, compared to the same period in 2023. The decrease in sales and marketing expenses was the result of a $2.2 million decrease in marketing spend driven by a reorganization of our selling and marketing spend focusing on more efficient channels and geographies, a $1.1 million decrease in salaries, related benefits, and consulting costs, a $0.1 million decrease in travel expenses, and a $0.1 million decrease in shipping and logistics expenses.

Sales and marketing expenses decreased $9.3 million, or 42%, to $12.8 million for the six months ended June 30, 2024, as compared to the same period in 2023. The decrease in sales and marketing expenses was the result of a $4.6 million decrease in marketing spend, a $1.6 million decrease in salaries, related benefits, and consulting costs, a $1.5 million decrease in shipping and logistics expenses, a $0.8 million decrease in meeting expenses, and a $0.5 million decrease in travel expenses.

Research and Development Expenses

Research and development expenses decreased $2.3 million, or 35%, to $4.3 million for the three months ended June 30, 2024, compared to the same period in 2023. The decrease in research and development expenses was primarily the result of a $1.1 million decrease in costs related to the AUDACITY clinical trial as it nears completion, a $0.7 million decrease attributable to salaries and related benefit costs due to lower headcount, and a $0.3 million decrease in outside consulting costs.

Research and development expenses decreased $4.4 million, or 30%, to $10.0 million for the six months ended June 30, 2024, compared to the same period in 2023. The decrease in research and development expenses was primarily the result of a $2.4 million decrease in costs related to the AUDACITY clinical trial as it nears completion, a $1.4 million decrease attributable to salaries and related benefit costs due to lower headcount, and a $0.5 million decrease in outside consulting costs. We expect research and development expenses to continue to decrease in 2024 as our AUDACITY trial progresses toward completion.

General and Administrative Expenses

General and administrative expenses increased $0.9 million, or 14%, to $7.3 million for the three months ended June 30, 2024, compared to the same period in 2023. The increase in general and administrative expenses was primarily the result of a $1.8 million increase in legal and professional fees, inclusive of $1.4 million in one-time legal fees in connection with the Amended Note Purchase Agreement with RTW, a $0.4 million increase in stock based compensation, a $0.3 million increase attributable to salaries, benefits and related costs, and a $0.2 million increase in insurance expense related to director and officer insurance. These increases were partially offset by a $1.9 million decrease in bad debt expense.

General and administrative expenses increased $2.0 million, or 17%, to $13.7 million for the six months ended June 30, 2024, compared to the same period in 2024. The increase in general and administrative expenses was primarily the result of a $2.6 million increase in legal and professional fees, inclusive of $1.4 million in one-time legal fees in connection with the Amended Note Purchase Agreement with RTW, a $1.2 million increase attributable to salaries, benefits, and related costs, a $0.6 million increase in stock based compensation expense, and a $0.5 million increase in insurance expense related to director and officer insurance. These increases were partially offset by a $2.9 million decrease in bad debt expense.

Other income (expense)

Interest Expense

Interest expense decreased $2.2 million, or 86%, to $0.3 million for the three months ended June 30, 2024 and $2.5 million, or 52%, to $2.3 million for the six months ended June 30, 2024, compared to the same periods in 2023. The decrease in interest expense was due the termination of our Fortress Term Loan in April 2024, as well as a reduction in principal of our Fortress Term Loan as compared to our 2021 Term Loan during the comparable six month period.

Change in Fair Value of Warrants

The $1.6 million gain and $6.2 million gain attributable to the change in fair value of warrants for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, were due to mark to market fluctuations in our warrant liabilities due to the decline in value of our Common Stock during the periods.

Change in Fair Value of Debt

The $6.0 million gain attributable to the change in fair value of debt for each of the three and six months ended June 30, 2024, compared to the same periods in 2023, was due to mark to market fluctuations in our convertible debt.

Change in Fair Value of Revenue Interest Financing and PIPE Conversion Option

The less than $0.1 million gain attributable to the change in fair value of the Revenue Interest Financing and PIPE Conversion Option for the three months ended June 30, 2024, compared to the same period in 2023, was primarily due to a $2.1 million gain related to the change in fair value in the PIPE Conversion Option due to a decrease in the Company's stock price from March 31, 2024 to June 30, 2024, offset by a $2.1 million loss in the change in fair value of the Revenue Interest Financing. The $1.5 million gain attributable to the change in fair value of Revenue Interest Financing and PIPE Conversion Option for the six months ended June 30, 2024, compared to the same period in 2023 was primarily due to a $1.3 million gain related to the change in fair value in the Revenue Interest Financing from December 31, 2023 to June 30, 2024 and a $0.2 million gain in the change in fair value of the PIPE Conversion Option from December 31, 2023 to June 30, 2024.

Change in Fair Value of Earn-Out Liabilities

The $5.7 million gain attributable to the change in the fair value of earn-out liabilities for the three months ended June 30, 2024 and the $19.9 million gain attributable to the change in the fair value of the earn-out liabilities for the six months ended June 30, 2024 were due to the decrease in the Company's stock price from December 31, 2023 to June 30, 2024.

Loss on extinguishment of debt

The $8.7 million loss attributable to the loss on extinguishment of debt for both the three and six months ended June 30, 2024 was due to the loss on extinguishment of our Fortress Term Loan in April 2024.

Termination of convertible note side letters

Termination of convertible note side letters decreased $8.1 million, or 100%, to zero for both the three and six months ended June 30, 2024, compared to the same periods in 2023. The decrease was primarily due to $3.3 million of expense related to the PubCo Share liability, $3.3 million of expense related to the Base PubCo Share and Backstop Share liability, and a $1.5 million prepayment penalty related to repayment of the Company’s Allurion Convertible Note with HVL during the comparable periods.

Other Income (Expense), Net

The change in Other income (expense), net for the three months ended June 30, 2024 compared to the same period in 2023 was a gain of $1.1 million primarily driven by a $2.0 million gain related to the write-off of the term loan derivative liability to zero in connection with the termination of the Fortress Term Loan, partially offset by a $1.1 million loss related to the Amended Note Purchase Agreement. The change in Other income (expense), net for the six months ended June 30, 2024 compared to the same period in 2023, was a gain of $1.4 million driven by a $2.0 million gain related to the write-off of the term loan derivative liability to zero and $0.8 million of interest income, partially offset by a $1.1 million loss related to the Amended Note Purchase Agreement and a $0.4 loss related to fluctuations in exchange rates of foreign currencies.

Provision for Income Taxes

We recorded a provision for income taxes of $0.1 million for the three and six months ended June 30, 2024. These provisions for income taxes are due to net income in certain foreign jurisdictions.

Liquidity and Capital Resources

Since our inception, we have primarily obtained cash to fund our operations through the sale of Allurion preferred stock and common stock, issuance of term loans, royalty arrangements, and issuance of convertible debt instruments. As of June 30, 2024, we had $19.3 million in cash and cash equivalents. We had net income of $3.4 million and incurred a loss of $39.8 million for the six months ended June 30, 2024 and 2023, respectively. We incurred cash outflows from operating activities of $17.6 million and $20.0 million during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $209.4 million. We expect to continue to generate significant operating losses for the foreseeable future.

Our future capital requirements will depend on many factors, including:

•
the emergence of competing innovative weight loss experiences and other adverse marketing developments;
•
the timing and extent of our sales and marketing and research and development expenditures; and
•
any investments or acquisitions we may choose to pursue in the future.

Our revenue for the six months ended June 30, 2024 was $21.2 million, which represented a quarter-over-quarter decrease of 22%. The decrease in revenue was primarily the result of lower re-order rates as distributors and certain accounts adjusted their inventory levels. The decrease in revenue was also attributable to selling less or no product to certain distributors and accounts to manage our credit risk. If our current cash and anticipated revenue and resulting cash flows from operations are insufficient to satisfy our liquidity requirements, due to increased expenditures, lower demand for or sales of our gastric balloon system, the occurrence of other events or the realization of the risks described in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K under the heading "Risk Factors," we may be required to raise additional capital through the issuances of public or private equity or debt financing or other capital sources earlier than expected.

Until such time as we can generate sufficient revenue to fund operations, we expect to use proceeds from the issuance of equity, debt financings, or other capital transactions to fund our operations and satisfy our liquidity requirements. We may be unable to increase our revenue, successfully complete remediation programs to resume sales of the Allurion Balloon, raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to increase our revenue, successfully complete remediation programs to resume sales of the Allurion Balloon, raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue our operations or the development and commercialization of one or more of our product candidates and other strategic initiatives. Based on our recurring losses from operations incurred since inception, the expectation of continuing operating losses for the foreseeable future, and the potential need to raise additional capital to finance our future operations and debt service payments, we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that the consolidated financial statements included in this Quarterly Report on Form 10-Q are issued.

Financing Arrangements

Public Offering and Concurrent Private Placement

On July 1, 2024, we received $17.3 million in gross proceeds from issuance of 14,406,508 shares of Common Stock and 16,567,484 Public Offering Warrants and $2.7 million in gross proceeds from the sale and issuance of 2,260,159 shares of Series A Preferred Stock, and 2,260,159 Private Placement Warrants in the Private Placement, in each case at an offering price of $1.20 per share and accompanying warrant. On July 5, 2024, the Underwriters partially exercised their option to purchase an additional 1,927,265 shares of Common Stock for additional gross proceeds of $2.3 million.

Note Purchase Agreement

On April 16, 2024, we received $48 million in gross proceeds from the Amended Note Purchase Agreement with RTW, which proceeds were used to repay all outstanding principal, accrued and unpaid interest and other obligations with respect to the Fortress Term Loan.

As of June 30, 2024, $48.0 million of the RTW Convertible Notes remain outstanding and are included in convertible notes payable, net of discounts on our consolidated balance sheets. See Note 8, Debt, in the notes to our unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023 included within this Quarterly Report on Form 10-Q for additional details regarding the RTW Convertible Notes.

Chardan Purchase Agreement

On December 18, 2023, we entered into the Purchase Agreement with Chardan. Pursuant to the Purchase Agreement, we have the right from time to time at our option to sell to Chardan up to the lesser of (i) $100,000,000 in aggregate gross purchase price of newly issued shares of our Common Stock, and (ii) the Exchange Cap.

As of June 30, 2024, we have received $0.4 million in net proceeds from sales of shares of our Common Stock pursuant to the Purchase Agreement with Chardan.

Revenue Interest Financing Agreement

On August 1, 2023, we received $40.0 million in proceeds from the Revenue Interest Financing Agreement with RTW, which matures in December 2030. We entered into the Revenue Interest Financing Agreement on February 9, 2023 and received the proceeds at the closing of the Business Combination. The Revenue Interest Financing Agreement is included in Revenue Interest Financing liability on our consolidated balance sheet as of June 30, 2024. On April 14, 2024, the Revenue Interest Financing Agreement was amended to, among other things, increase the rate of revenue interest payments to be paid to RTW. See Note 9, Revenue Interest Financing, Side Letter, and PIPE Conversion Option in the notes to our unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023 included within this Quarterly Report on Form 10-Q for additional details regarding the Revenue Interest Financing Agreement.

Material Cash Requirements for Known Contractual and Other Obligations

Leases

We have entered into various non-cancellable operating leases for our corporate office, manufacturing facilities, research and development labs, management office space and certain equipment. The leases have varying terms expiring between 2024 and 2028. See Note 16, Commitments and Contingencies of the notes to our unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023 for additional details related to our noncancelable operating leases.

RTW Convertible Notes

On April 16, 2024, we received $48 million in gross proceeds from the Amended Note Purchase Agreement with RTW, which proceeds were used to repay all outstanding principal, accrued and unpaid interest and other obligations with respect to the Fortress Term Loan.

Revenue Interest Financing

We received $40.0 million in proceeds from the Revenue Interest Financing Agreement with RTW on August 1, 2023. In exchange, we are obligated to remit to RTW certain revenue interest payments on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by Allurion and its subsidiaries at certain specified rates. On April 14, 2024, the Revenue Interest Financing Agreement was amended to, among other things, increase the rate of revenue interest payments to be paid to RTW for net sales less than or equal to $100 million prior to December 31, 2026 from 6% to 12%, and increase the royalty rate on net sales less than or equal to $100 million on or after January 1, 2027 from 10% to 12%.

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

Cash Flows

The following table sets forth a summary of cash flows for the periods presented:

	Six Months Ended June 30,
(In thousands)	2024	2023
Net cash used in operating activities	$(17,563)	$(20,017)
Net cash used in investing activities	(539)	(408)
Net cash provided by (used in) financing activities	(673)	17,507
Net increase (decrease) in cash and cash equivalents, and restricted cash	$(18,775)	$(2,918)

Net Cash Used in Operating Activities

Six Months Ended June 30, 2024 and 2023

During the six months ended June 30, 2024, net income of $3.4 million and net cash provided by changes in our operating assets and liabilities of $1.5 million were more than offset by non-cash income of $22.5 million, resulting in cash used from operating activities of $17.6 million.

Non-cash income consisted of $19.9 million of income related to the change in fair value of our earn-out liabilities, $8.2 million of income related to the change in fair value of our convertible debt, $4.5 million of mark to market adjustments related to our warrant liabilities, $1.9 million of income related to the change in fair value of our term loan derivative liability, $1.5 million of income related to the change in fair value of the Revenue Interest Financing and PIPE Conversion Option, $1.4 million of debt issuance costs associated with debt at fair value, and $1.1 million of interest paid on debt recorded at fair value. This non-cash income was partially offset by a $8.7 million loss on the extinguishment of our Fortress Term Loan, $1.5 million of non-cash interest expense, $1.4 million of stock-based compensation expenses, $0.6 million of depreciation and amortization expense, $0.4 million of non-cash lease expense, $0.4 million of unrealized loss on foreign exchange, and a $0.4 million provision for inventory.

Net cash provided by changes in our operating assets and liabilities consisted of a $4.4 million decrease in accounts receivable, a $1.0 million decrease in inventory, and a $0.7 million decrease in prepaid expenses, other current and long-term assets, partially offset by a net $4.2 million decrease in accounts payable, accrued expenses and other current liabilities and a $0.4 million decrease in our lease liabilities.

The decrease in accounts receivable was the result of an increase in cash collections and decrease in revenue. The decrease in inventory was primarily related to a decrease in finished goods and work in progress. The decrease in prepaid expenses, other current and long-term assets was primarily related to a decrease in prepaid inventory and payroll deposits. The net decrease in accounts payable, accrued expenses and other current liabilities was primarily related to decreased expenses and timing of payments.

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

Net Cash Used in Investing Activities

Six Months Ended June 30, 2024 and 2023

During the six months ended June 30, 2024 and June 30, 2023, cash used in investing activities was $0.5 million and $0.4 million, respectively, consisting of purchases of property and equipment.

Net Cash Provided by (Used in) Financing Activities

Six Months Ended June 30, 2024 and 2023

During the six months ended June 30, 2024, cash used in financing activities was $0.7 million, consisting of a $47.7 million repayment of the Fortress Term Loan and a $1.4 million payment of debt issuance costs, partially offset by $48.0 million in proceeds from the issuance of convertible notes and $0.4 million of proceeds from our equity line financing.

During the six months ended June 30, 2023, cash provided by financing activities was $17.5 million, consisting of $19.6 million from the issuance of our 2023 Convertible Notes, net of issuance costs, partially offset by $1.6 million of payments of deferred financing costs and a $0.5 million repayment of our 2023 Convertible Notes.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 2, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in our Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Valuation of Earn-Out Liabilities

In connection with the Business Combination, holders of Legacy Allurion common stock and Legacy Allurion preferred stock and holders of vested options, warrants and restricted stock units exercisable or convertible into Legacy Allurion capital stock received the contingent right to receive additional shares of our Common Stock (the “Earn-Out Shares”) upon the achievement of certain earn-out targets. As the contingent earn-out consideration contains a settlement provision that precludes it from being indexed to our stock, it is classified as a liability under ASC 480, as defined in Note 2, Summary of Significant Accounting Policies. The fair value of contingent earn-out consideration is estimated as of the acquisition date at the present value of the expected contingent payments using a Monte Carlo Simulation Method. This method utilizes a combination of observable (Level 2) and unobservable (Level 3) inputs, which include the trading price and volatility of the underlying common stock, expected term, risk-free interest rates, and expected date of a qualifying event. The determination of the fair value of these financial instruments is complex and highly judgmental due to the significant estimation required. In particular, the fair value estimate is sensitive to certain assumptions, such as the volatility of underlying shares.

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

In connection with the Company entering into the Revenue Interest Financing, we and RTW entered into the RTW Side Letter under which RTW may elect to convert up to $7.5 million of its initial PIPE subscription into an additional revenue interest financing by forfeiting a number of shares of our Common Stock acquired by the RTW in its PIPE Investment. We account for this PIPE Conversion Option as a freestanding financial instrument that qualifies for derivative liability accounting in accordance with ASC 815, Derivatives and Hedging. The fair value of the PIPE Conversion Option is measured using a MCSM using a combination of observable (Level 2) and unobservable (Level 3) inputs, which include the number of shares convertible, the stock price of the underlying common stock, volatility, risk-free rates, and expected term. The PIPE Conversion Option is initially measured at its fair value within Other liabilities on the condensed consolidated balance sheets with corresponding recognition of expense at inception as there is no right received by the Company that meets the definition of an asset and the transaction did not involve a distribution or a dividend. Subsequent changes in fair value of the derivative liability are recognized as a gain or loss as a component of Other income (expense) in the condensed consolidated statements of operations.

Valuation of RTW Convertible Notes

We entered into the Amended Note Purchase Agreement with RTW on April 16, 2024, under which the Company issued and sold $48.0 million aggregate principal amount of convertible senior secured notes. We account for the RTW Convertible Notes under the FVO election of ASC 825, as the Amended Note Purchase Agreement is a financial instrument containing embedded features whereas the entire financial instrument is measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The fair value of the RTW Convertible Notes is measured using a discounted cash flow method under the income approach with a MCSM used to determine the simulated stock price at each payment date and event that may trigger conversion of the RTW Convertible Notes. The fair value is measured using a combination of observable (Level 2) and unobservable (Level 3) inputs, which include probabilities of various conversion scenarios, volatility, estimated market yields, and expected term. The determination of the fair value of the RTW Convertible Notes is complex and highly judgmental due to the significant estimation required.

Changes in the estimated fair value of the RTW Convertible Notes are recorded in Other income (expense) in the condensed consolidated statement of operations and are reflected in the period in which they are identified.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents totaling $19.3 million at June 30, 2024. Cash equivalents were invested primarily in money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under our investment policy, we invest in highly rated securities, issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, net loss or cash flows.

As of June 30, 2024, we had no variable rate debt outstanding.

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

To date, we have not engaged in any foreign currency hedging activities. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency exchange rates. During the six months ended June 30, 2024, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would have had an impact of approximately 7% on revenues and 3% on expenses and would have impacted our net income by approximately 6%. During the six months ended June 30, 2023, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would have had an impact of approximately 5% on revenues and 2% on expenses and would have impacted our net loss by approximately 1%.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2024 as a result of the material weaknesses in our internal control over financial reporting discussed below.

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

Item 1A. Risk Factors.

Information regarding risk factors appears in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 26, 2024 and subsequently amended on April 29, 2024 (the “Annual Report on Form 10-K”). You should carefully consider the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, under the heading “Part I — Item 1A. Risk Factors,” together with the additional risk factors included below and all of the other information in this Quarterly Report on Form 10-Q. Except as set forth below, there have been no material changes from the risk factors previously disclosed in such Annual Report on Form 10-K. In addition to the matters set forth herein, investors should review the risks factors and other information provided in the Annual Report on Form 10-K prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below and in the Annual Report on Form 10-K, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial conditions and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

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

Our ability to successfully market and sell the Allurion Balloon and our other current and future product and service offerings depends on numerous factors, including but not limited to:

•
outcomes of current and future clinical trials of, and trials involving, the Allurion Balloon;
•
acceptance of the Allurion Balloon as safe and effective by patients, caregivers and the medical community;
•
an acceptable safety profile of the Allurion Balloon in markets where we have obtained regulatory approvals;
•
our ability to successfully complete remediation programs to resume sales of the Allurion Balloon in France and any other country that suspends sales of our products;
•
whether key thought leaders in the medical community accept that such clinical trials are sufficiently meaningful to influence their or their patients’ choices of product;
•
maintenance of our existing regulatory approvals and expansion of the geographies in which we have regulatory approvals;
•
commercially viable processes at a scale sufficient to meet anticipated demand at an adequate cost of manufacturing, and that are compliant with ISO 13485 Quality Management System requirements and/or good manufacturing practice requirements, as set forth in the FDA’s QSR and other international regulations;
•
our success in educating health care providers and patients about the benefits, administration and use of the Allurion Balloon;
•
the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•
the willingness of patients to pay out-of-pocket for the Allurion Balloon and/or VCS in the absence of coverage and reimbursement for such treatment;
•
the success of our internal sales and marketing organization and the sales forces of our distributors; and
•
continued demand for weight loss using balloon products, which may be adversely affected by events involving our products or those of our competitors, among other things.

Some of these factors are beyond our control. For example, on August 6, 2024, we announced that the ANSM suspended sales of the Allurion Balloon in France, and that we are withdrawing the Allurion Balloon from the French market, pending implementation of a remediation plan to reduce certain risks associated with the advertising, follow-up program, and adverse events for the Allurion Balloon. There is no guarantee that we will be able to successfully implement a remediation plan to the satisfaction of ANSM and we could be delayed or prevented from resuming sales of the Allurion Balloon in France. In addition, a withdrawal from the market in one country may have a negative effect on the regulatory approval process and ability to sell and commercialize the Allurion Balloon in other countries, and on the market acceptance of the Allurion Balloon. Any of these events may have an adverse effect on our business, financial condition, results of operations and growth prospects.

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
•
the withdrawal or modification of any regulatory approvals for our products (including the withdrawal of the Allurion Balloon from the French market in August 2024); and
•
results of clinical studies relating to the Allurion Balloon or similar competitive products.

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

Even if we obtain regulatory approvals or clearances in a jurisdiction, our products may be removed from the market due to a variety of factors, including adverse events, recalls, suspension of regulatory clearance to sell, or other factors. For example, on August 6, 2024, we announced that ANSM has suspended sales of the Allurion Balloon in France, and we are withdrawing the Allurion Balloon from the French market, pending implementation of a remediation plan to reduce certain risks associated with the advertising, follow-up program, and adverse events for the Allurion Balloon. There is no guarantee that we will be able to successfully implement a remediation plan to the satisfaction of ANSM and we could be delayed or prevented from resuming sales of the Allurion Balloon in France. A withdrawal from the market in one country may have a negative effect on the regulatory approval process and ability to sell and commercialize the Allurion Balloon in other countries, and on the market acceptance of the Allurion Balloon in other countries.

Although we launched the Allurion Balloon commercially in January 2016 and have placed over [150,000] units to date in various countries outside the U.S., we do not have as much post-market surveillance data as our competitors and may not have clearly identified all possible or actual risks of our products. Furthermore, if our clinical trials do not produce patient data that compares favorably with products that are already on the market, health care providers and patients may opt not to use our products, and our business would suffer.

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

The responses of potential patients, health care providers, the media, legislative and regulatory bodies and others to information about complications or alleged complications of our products, or products liability litigation against us or our competitors, could result in negative publicity and could materially reduce market acceptance of our products. These responses or any investigations and potential resulting negative publicity may have a material adverse effect on our business and reputation and negatively impact our financial condition, results of operations or the market price of our Common Stock. In addition, significant negative publicity could result in an increased number of product liability claims against us. On August 6, 2024, the ANSM has suspended sales of the Allurion Balloon in France due to adverse events, and we withdrew the Allurion Balloon from the French market, pending implementation of a remediation plan. There is no guarantee that we will be able to successfully implement a remediation plan to the satisfaction of ANSM and we could be delayed or prevented from resuming sales of the Allurion Balloon in France. A withdrawal from the market in in France and the risks identified by ANSM could negatively affect the market acceptance of the Allurion Balloon.

If patients using our products experience adverse events or other undesirable side effects, regulatory authorities could withdraw or modify our regulatory approvals, which would adversely affect our reputation and commercial prospects and/or result in other significant negative consequences.

Undesirable side effects caused by the Allurion Balloon could cause us, the FDA or other applicable regulatory authorities to interrupt, delay or halt clinical trials, and could result in more restrictive labeling than originally required, cause the FDA or other regulatory authorities to subsequently withdraw or modify our PMA, if we obtain approval, or other regulatory approvals, or result in the delay or denial of regulatory approval by regulatory authorities. For example, we suspended sales of the Allurion Balloon in France following a request by the ANSM, due to adverse events linked to gastrointestinal complications. In addition, in the 1980s and early 1990s, the FDA required post-market safety and efficacy data be collected on an earlier version of an intragastric balloon after patients suffered severe side effects and complications with the device, which ultimately resulted in the withdrawal of the PMA approval.

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

We are not in compliance with the NYSE’s minimum share price requirement and thus are at risk of the NYSE delisting shares of our Common Stock, which would have an adverse impact on the trading volume, liquidity and market price of shares of our Common Stock.

On August 12, 2024, we received a letter from NYSE notifying us that, as of August 8, 2024, for the last 30 consecutive business days, the average closing price of our common stock had closed below $1.00 per share, the minimum average closing bid price required by the continued listing requirements of Rule 802.01C of the NYSE Listed Company Manual. Pursuant to Rule 802.01C of the NYSE Listed Company Manual, a company will be considered to be below compliance standards if the average closing price of a security fell below $1.00 over a period of 30 consecutive trading days. A company can regain compliance with the minimum share price requirement at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period, the company has (i) a closing share price of at least $1.00 and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. In the event that at the expiration of the six-month cure period, both a $1.00 closing share price on the last trading day of the cure period and a $1.00 average closing share price over the 30 trading-day period ending on the last trading day of the cure period are not attained, the NYSE will commence suspension and delisting procedures. We intend to monitor the closing bid price of our Common Stock and may, if appropriate, consider available options to regain compliance with the NYSE minimum share price requirement. However, we cannot assure you that we will be able to cure this deficiency or comply with other NYSE continued listing standards. A delisting of shares of our Common Stock from the NYSE could negatively impact us as it would likely reduce the liquidity and market price of shares of our Common Stock, reduce the number of investors willing to hold or acquire shares of our Common Stock, and negatively impact our ability to access equity markets and obtain financing.

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

On August 12, 2024, we received a letter from NYSE notifying us that, as of August 8, 2024, for the last 30 consecutive business days, the average closing price of our common stock had closed below $1.00 per share, the minimum average closing bid price required by the continued listing requirements of Rule 802.01C of the NYSE Listed Company Manual. We cannot assure you that we will be able to cure this deficiency or comply with other NYSE continued listing standards. A delisting of shares of our Common Stock from the NYSE could negatively impact us as it would likely reduce the liquidity and market price of shares of our Common Stock.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities, Use of Proceeds

On April 16, 2024 , pursuant to the Amended Note Purchase Agreement, we issued and sold $48.0 million aggregate principal amount of convertible senior secured notes to the Purchasers, which proceeds were used to repay all outstanding principal, accrued and unpaid interest and other obligations with respect to the Fortress Term Loan (as defined above). The Notes are convertible into shares of our Common Stock based on a conversion rate of 617.2840 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $1.62 per share, which represents at 35% premium to the lowest price per share in the Next Equity Financing. The maturity date for the Notes will be April 16, 2031. The Notes are guaranteed by Allurion Opco and certain other current and future subsidiaries of the Company, and are secured by substantially all the assets of Allurion and the guarantors. We used the proceeds from the issuance of the Notes to refinance its outstanding obligations under the Fortress Credit Agreement in full and to pay fees and expenses in connection therewith and in connection with the transactions contemplated by the Amended Note Purchase Agreement.

On June 28, 2024, the Company entered into the Subscription Agreement with RTW, pursuant to which the Company sold and issued to RTW 2,260,159 shares of Series A Preferred Stock, and 2,260,159 Private Placement Warrants to purchase Common Stock, for an aggregate purchase price of approximately $2.7 million at a purchase price per share of $1.20. The Private Placement closed on July 1, 2024.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter covered by this report.

Item 6. Exhibits.

The following list of exhibits includes exhibits submitted with this Quarterly Report on Form 10-Q as filed with the SEC and those incorporated by reference to other filings.

Exhibit Number	Description	Incorporated by Reference herein from - Form or Schedule	File Number	Exhibit	Filed Date
1.1	Underwriting Agreement, dated as of June 28, 2024, among Allurion Technologies, Inc., Jefferies LLC and TD Securities (USA) LLC, as representatives of the underwriters named therein.	8-K	001-41767	1.1	July 1, 2024
3.1	Amended and Restated Certificate of Incorporation of Allurion Technologies, Inc. (f/k/a Allurion Technologies Holdings, Inc.)	8-K	001-41767	3.1	August 7, 2023
3.2	Bylaws of Allurion Technologies, Inc. (f/k/a Allurion Technologies Holdings, Inc.)	8-K	001-41767	3.2	August 7, 2023
3.3	Certificate of Designations of Preference Rights and Limitations of Series A Non-Voting Convertible Preferred Stock.	8-K	001-41767	3.1	July 1, 2024
4.1	Warrant Agreement, dated February 4, 2021, between Compute Health Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-40001	4.1	February 9, 2021
4.2	Amendment to Warrant Agreement, dated August 1, 2023, by and between Compute Health and Continental Stock Transfer & Trust Company.	8-K	001-41767	4.2	August 7, 2023
4.3	Warrant Assignment, Assumption and Amendment Agreement, dated August 1, 2023, by and among Compute Health Acquisition Corp., New Allurion Holdings, Inc., and Continental Stock Transfer & Trust Company.	8-K	001-41767	4.3	August 7, 2023
4.4	Form of Public Warrant.	8-K	001-41767	4.1	July 1, 2024
4.5	Form of Private Placement Warrant.	8-K	001-41767	4.2	July 1, 2024
10.1#+	Note Purchase Agreement dated as of April 14, 2024, by and among Allurion Technologies, Inc., RTW Investments, LP, as agent for the purchasers part thereto from time to time, and Acquiom Agency Services LLC, as collateral agent for the purchasers.	8-K	001-41767	10.1	April 17, 2024
10.2#	Omnibus Amendment, dated as of April 14, 2024, by and among Allurion Technologies, Inc., Allurion Technologies, LLC and certain entities that have engaged RTW Investments, LP as investment manager.	8-K	001-41767	10.2	April 17, 2024
10.3#	First Amendment to Amended and Restated Letter Agreement, dated as of April 14, 2024, by and among Allurion Technologies, Inc., Allurion Technologies, LLC, RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd. and RTW Biotech Opportunities Operating Ltd.	8-K	001-41767	10.3	April 17, 2024
10.4#	First Amendment to Note Purchase Agreement, dated as of April 16, 2024, by and among Allurion Technologies, Inc., RTW Investments, LP, as agent for the purchasers party thereto from time to time, and Acquiom Agency Services LLC, as collateral agent for the purchasers.	8-K	001-41767	10.4	April 17, 2024
10.5	Subscription Agreement, dated as of June 28, 2024, between Allurion Technologies, Inc. and the investors named therein.	8-K	001-41767	10.1	July 1, 2024

10.6*	Eighth Amendment to 14 Huron Lease, dated as of April 3, 2024, by and between Allurion Technologies, Inc. and Fourteen Huron Drive, LLC.
10.7*†++	Offer Letter dated May 17, 2024 with Ojas Buch.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

++ Portions of this exhibit have been redacted in accordance with Regulation S-K Item 601(a)(6).

† Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allurion Technologies, Inc.

Date: August 14, 2024	By:	/s/ Shantanu Gaur
Shantanu Gaur
Chief Executive Officer and President

Date: August 14, 2024	By:	/s/ Chris Geberth
Chris Geberth
Chief Financial Officer