Form 10-Q
period 2024-09-30
ALLURION TECHNOLOGIES, INC.
filed 2024-11-13
CIK 1964979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 64,486,517 shares of common stock, $0.0001 par value per share, outstanding.

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
•
cost-effectively sell existing and future products through distribution arrangements with distributors and/or successfully adopt a direct sales force as part of a hybrid sales model that includes both distributors and a direct sales effort;
•
timely collect accounts receivable from our customers;
•
obtain regulatory approval or clearance in the United States and certain non-U.S. jurisdictions for current and future products and maintain previously obtained approvals and/or clearances in those jurisdictions where products and services are currently offered;

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
•
successfully manage any future growth or contraction in Allurion’s business;
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
•
manage the effects of natural disasters, terrorist attacks, the spread and/or abatement of infectious diseases such as COVID-19, and the occurrence of other events beyond our reasonable control, including with respect to potential operational disruptions, labor disruptions, increased costs, and impacts to demand related thereto, on our ability to implement business plans, forecasts, and other expectations; and
•
other factors detailed under the section entitled “Risk Factors.”

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$28,654	$38,037
Accounts receivable, net of allowance of doubtful accounts of $8,243 and $12,671, respectively	9,935	18,194
Inventory, net	4,568	6,171
Prepaid expenses and other current assets	1,672	2,414
Total current assets	44,829	64,816
Property and equipment, net	3,080	3,381
Right-of-use asset	2,283	3,010
Other long-term assets	507	505
Total assets	$50,699	$71,712
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Deficit
Current liabilities:
Accounts payable	$10,393	$10,379
Current portion of term loan	—	38,643
Current portion of lease liabilities	878	908
Accrued expenses and other current liabilities	7,973	15,495
Total current liabilities	19,244	65,425
Warrant liabilities	7,381	6,765
Revenue Interest Financing liability	38,500	36,200
Earn-out liabilities	1,850	23,990
Convertible notes payable	36,090	—
Lease liabilities, net of current portion	1,578	2,306
Other liabilities	9,867	7,513
Total liabilities	114,510	142,199
Commitments and Contingencies (Note 16)
Redeemable Convertible Preferred Stock (Note 12):
Series A redeemable convertible preferred stock, $0.0001 par value — 100,000,000 shares authorized as of September 30, 2024; and 2,260,159 and zero shares issued and outstanding as of September 30, 2024 and December 31, 2023	979	—
Stockholders’ deficit:
Common stock, $0.0001 par value — 1,000,000,000 shares authorized as of September 30, 2024; and 64,369,381 and 47,688,096 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	7	5
Additional paid-in capital	150,692	143,007
Accumulated other comprehensive income (loss)	2,890	(700)
Accumulated deficit	(218,379)	(212,799)
Total stockholders’ deficit	(64,790)	(70,487)
Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$50,699	$71,712

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$5,367	$18,200	$26,519	$45,232
Cost of revenue	2,256	4,232	7,549	10,165
Gross profit	3,111	13,968	18,970	35,067
Operating expenses:
Sales and marketing	5,197	13,989	18,060	36,127
Research and development	3,212	7,191	13,247	21,623
General and administrative	7,043	18,942	20,746	30,657
Total operating expenses:	15,452	40,122	52,053	88,407
Loss from operations	(12,341)	(26,154)	(33,083)	(53,340)
Other income (expense):
Interest expense	—	(2,586)	(2,264)	(7,331)
Changes in fair value of warrants	9,703	3,868	14,210	2,189
Changes in fair value of debt	1,790	(6,008)	10,020	(3,751)
Changes in fair value of Revenue Interest Financing and PIPE Conversion Option	(11,104)	(2,040)	(9,608)	(2,040)
Changes in fair value of earn-out liabilities	2,260	24,330	22,140	24,330
Loss on extinguishment of debt	—	(3,929)	(8,713)	(3,929)
Termination of convertible note side letters	—	(9,466)	—	(17,598)
Other income, net	757	389	1,928	133
Total other income (expense):	3,406	4,558	27,713	(7,997)
Loss before income taxes	(8,935)	(21,596)	(5,370)	(61,337)
Provision for income taxes	(69)	(34)	(210)	(90)
Net loss	(9,004)	(21,630)	(5,580)	(61,427)
Cumulative undeclared preferred dividends	—	(255)	—	(1,697)
Net loss attributable to common shareholders	$(9,004)	$(21,885)	$(5,580)	$(63,124)
Net loss per share
Basic and diluted	$(0.14)	$(0.54)	$(0.10)	$(2.00)
Weighted-average shares outstanding
Basic and diluted	64,086,265	40,335,457	53,310,214	31,558,538

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(9,004)	$(21,630)	$(5,580)	$(61,427)
Other comprehensive income:
Change in fair value of Revenue Interest Financing due to change in credit risk	5,800	—	600	—
Change in fair value of RTW Convertible Notes due to change in credit risk	3,070	—	2,990	—
Comprehensive Loss	$(134)	$(21,630)	$(1,990)	$(61,427)

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(dollars in thousands)

	Redeemable Preferred Stock		Common Stock		Additional Paid-	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Comprehensive Loss	Deficit	Deficit
Balance as of January 1, 2023	—	—	27,079,856	3	99,875	—	(132,192)	(32,314)
Exercise of stock options	—	—	15,376	—	20	—	—	20
Issuance of Legacy Allurion convertible preferred stock for the exercise of warrants	—	—	3,554	—	29	—	—	29
Stock-based compensation expense	—	—	—	—	409	—	—	409
Net loss	—	—	—	—	—	—	(17,801)	(17,801)
Balance as of March 31, 2023	—	—	27,098,786	3	100,333	—	(149,993)	(49,657)
Exercise of stock options	—	—	27,626	—	28	—	—	28
Issuance of Legacy convertible preferred stock for the exercise of warrants	—	—	492	—	6	—	—	6
Stock-based compensation expense	—	—	—	—	401	—	—	401
Net loss	—	—		—		—	(21,996)	(21,996)
Balance as of June 30, 2023	—	—	27,126,904	3	100,768	—	(171,989)	(71,218)
Exercise of stock options	—	—	77,214	—	83	—	—	83
Issuance of Legacy convertible preferred stock for the exercise of warrants	—	—	4,976	—	60	—	—	60
Reverse recapitalization, net of transaction costs (Note 3)	—	—	13,735,872	1	58,572	—	—	58,573
Recognition of warrant liabilities in connection with the Merger (Note 3)	—	—	—	—	(13,762)	—	—	(13,762)
Issuance of common stock in connection with vesting of RSU awards	—	—	906,551	—	—	—	—	—
Issuance of common stock for the conversion of convertible notes	—	—	3,301,222	1	25,569	—	—	25,570
Recognition of earn-out liabilities (Note 3)	—	—	—	—	(53,040)	—	—	(53,040)
Reclassification of Legacy Allurion liability classified warrants to equity classification	—	—	—	—	929	—	—	929
Derecognition of liabilities associated with the Backstop Shares, Hunter shares, and the additional RTW and Fortress shares and issuance of related shares	—	—	2,287,696	—	16,098	—	—	16,098
Issuance of common stock for the exercise of warrants	—	—	20,506	—	42	—	—	42
Stock-based compensation expense	—	—	—	—	5,539	—	—	5,539
Net loss	—	—	—	—	—	—	(21,630)	(21,630)
Balance as of September 30, 2023	—	—	47,460,941	5	140,858	—	(193,619)	(52,756)
	—	—
Balance as of January 1, 2024	—	—	47,688,096	5	143,007	(700)	(212,799)	(70,487)
Exercise of stock options	—	—	4,646	—	9	—	—	9
Issuance of common stock for the exercise of Public Warrants	—	—	142	—	—	—	—	—
Issuance of common stock from equity line financing (Note 12)	—	—	143,234	—	378	—	—	378
Issuance of common stock in connection with vesting of RSU awards	—	—	62,619	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	552	—	—	552
Other comprehensive loss	—	—	—	—	—	(2,200)	—	(2,200)
Net income	—	—	—	—	—	—	5,586	5,586
Balance as of March 31, 2024	—	—	47,898,737	5	143,946	(2,900)	(207,213)	(66,162)
Exercise of stock options	—	—	11,491	—	16	—	—	16
Issuance of common stock in connection with vesting of RSU awards	—	—	62,619	—	—	—	—	—
Issuance of common stock for the exercise of Public Warrants	—	—	142	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	805	—	—	805
Other comprehensive loss	—	—	—	—	—	(3,080)	—	(3,080)
Net loss	—	—	—	—	—	—	(2,162)	(2,162)
Balance as of June 30, 2024	—	—	47,972,989	5	144,768	(5,980)	(209,375)	(70,582)
Exercise of stock options	—	—	—	—	—	—	—	—
Issuance of common stock for the exercise of warrants	—	—	—	—	—	—	—	—

Issuance of common stock in connection with vesting of RSU awards	—	—	62,619	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	860	—	—	860
Issuance of preferred stock in connection with Private Placement, net of issuance costs	2,260,159	979	—	—	—	—	—	—
Issuance of common stock in connection with Public Offering, net of issuance costs	—	—	16,333,773	2	5,064	—	—	5,066
Other comprehensive income	—	—	—	—	—	8,870	—	8,870
Net loss	—	—	—	—	—	—	(9,004)	(9,004)
Balance as of September 30, 2024	2,260,159	979	64,369,381	7	150,692	2,890	(218,379)	(64,790)

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating Activities:
Net loss	$(5,580)	$(61,427)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash lease expense	561	618
Depreciation and amortization	778	558
Stock-based compensation	2,217	6,349
Provision for uncollectible accounts	1,065	4,953
Unrealized exchange (gain) or loss	(29)	253
Provision for inventory	1,052	743
Change in fair value of warrant liabilities	(14,210)	(2,189)
Change in fair value of derivative liabilities	(1,895)	(165)
Change in fair value of Revenue Interest Financing and PIPE Conversion Option	9,608	2,040
Change in fair value of earn-out liabilities	(22,140)	(24,330)
Interest paid on debt recorded at fair value	(2,458)	—
Change in fair value of debt	(10,020)	3,751
Debt issuance costs associated with debt recorded at fair value	1,357	1,210
Non-cash interest expense	1,464	1,117
Non-cash termination of convertible note side letters	—	16,098
Loss on extinguishment of debt	—	3,929
Loss on term loan extinguishment	8,713	—
Issuance costs associated with warrants recorded at fair value	942	—
Changes in operating assets and liabilities:
Accounts receivable	7,199	(3,883)
Inventory	551	(899)
Prepaid expenses, other current and long-term assets	747	409
Lease liabilities	(593)	(617)
Accounts payable	(578)	3,492
Accrued expenses and other current liabilities	(7,777)	4,879
Net cash used in operating activities	$(29,026)	$(43,111)
Investing Activities:
Purchases of property and equipment	(611)	(1,208)
Net cash used in investing activities	$(611)	$(1,208)
Financing Activities:
Proceeds from issuance of convertible notes	48,000	28,700
Proceeds from Fortress Term Loan - net	—	59,780
Proceeds from Business Combination, net of transaction costs	—	62,078
Proceeds from Revenue Interest Financing	—	40,000
Proceeds from option and warrant exercises	26	195
Proceeds from equity line financing	378	—
Repayment of convertible notes	—	(10,750)
Proceeds from Private Placement, net of issuance costs	2,685	—
Proceeds from Public Offering, net of issuance costs	18,249	—
Payment of debt issuance costs	(1,357)	(3,450)
Repayment of 2021 Term Loan	—	(57,659)
Repayment of promissory note assumed in Business Combination	—	(2,500)
Repayment of Fortress term loan	(47,720)	—
Net cash provided by financing activities	$20,261	$116,394
Net (decrease) increase in cash and cash equivalents and restricted cash	$(9,376)	$72,075
Cash and cash equivalents and restricted cash at beginning of period	38,421	8,023
Cash and cash equivalents and restricted cash at end of period	$29,045	$80,098
Supplemental disclosure of cash flow information
Cash paid for interest	$2,672	$5,022
Supplemental cash flow information on non-cash investing and financing activities
Purchase of property and equipment included in accounts payable	$—	$270
Deferred financing costs in accounts payable and accrued expenses	1,004	1,006
Recognition of assumed warrant liability	—	13,762
Recognition of earn-out liabilities	—	53,040
Issuance of common stock upon conversion of convertible notes	—	25,569
Change in fair value of Revenue Interest Financing through other comprehensive income	600	—
Change in fair value of RTW Convertible Notes through other comprehensive income	2,990	—

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

A reconciliation of the amounts of cash and cash equivalents and restricted cash in the consolidated balance sheets to the amount in the consolidated statements of cash flows is as follows (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$28,654	$38,037
Restricted cash included in other long-term assets	391	384
Cash and cash equivalents and restricted cash shown in the statement of cash flows	$29,045	$38,421

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

The Company also offers tiered access to artificial intelligence ("AI")-powered remote patient monitoring tools, a mobile app for patients and a clinic dashboard for providers, referred to as the Allurion Virtual Care Suite (“VCS”) and, collectively with the Allurion Balloon, referred to as the “Allurion Program”. The base tier of the VCS is free of charge to those purchasing the Allurion Balloon, as well as customers looking for a weight-loss management platform for patients utilizing other weight loss treatments, including anti-obesity medications and bariatric surgery. More full-scale versions of the VCS are available to health care providers on an upgrade basis. Allurion currently markets the Allurion Program in over 50 countries, and the Company operates subsidiaries in the United States, France, the United Arab Emirates, the United Kingdom, Italy, Spain, Australia and Mexico.

Business Combination Agreement

On February 9, 2023, Allurion Technologies Opco, Inc. (formerly Allurion Technologies, Inc., “Legacy Allurion”) and Allurion Technologies, Inc. (formerly Allurion Technologies Holdings, Inc.) entered into the Business Combination Agreement (as subsequently amended on May 2, 2023, the “Business Combination Agreement”) with Compute Health Acquisition Corp. (“CPUH” or "Compute Health"), Compute Health Corp. (“Merger Sub I”) and Compute Health LLC (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”). Pursuant to the Business Combination Agreement, on August 1, 2023 (the “Closing Date”), the Mergers (as defined below) were consummated in three steps: (a) Compute Health merged with and into Allurion (the “CPUH Merger”), with Allurion surviving the CPUH Merger as a publicly listed entity (the time at which the CPUH Merger became effective, the “CPUH Merger Effective Time”) and becoming the sole owner of the Merger Subs; (b) three hours following the consummation of the CPUH Merger, Merger Sub I merged with and into Legacy Allurion (the “Intermediate Merger” and the time at which the Intermediate Merger became effective, the “Intermediate Merger Effective Time”), with Legacy Allurion surviving the Intermediate Merger and becoming a direct, wholly-owned subsidiary of Allurion; and (c) thereafter, Legacy Allurion merged with and into Merger Sub II (the “Final Merger” and, collectively with the CPUH Merger and the Intermediate Merger, the “Mergers”, and together with all other transactions contemplated by the Business Combination Agreement, the “Business Combination”), with Merger Sub II surviving the Final Merger and remaining a direct, wholly-owned subsidiary of Allurion (the time at which the Final Merger became effective, the “Final Merger Effective Time”). Shares of Allurion's Common Stock (defined below) began trading on the New York Stock Exchange ("NYSE") under the ticker symbol “ALUR” on August 2, 2023. Upon completion of the Business Combination, Legacy Allurion's business operations continued as our business operations.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to the applicable accounting guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification ("ASC"), and Accounting Standards Update ("ASU"), of the Financial Accounting Standards Board ("FASB"). They should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2023 included in the Company's Annual Report on Form 10-K, as amended ("Annual Report on Form 10-K"). The financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 presented in this report are unaudited; however, in the opinion of management, such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency for all of our foreign subsidiaries is the United States dollar except Allurion Australia Pty Ltd., which uses the Australian dollar. When remeasuring from a local currency to the functional currency, assets and liabilities are remeasured into U.S. dollars at exchange rates in effect at the balance sheet dates and results of operations transacted in local currency are remeasured into U.S. dollars using average exchange rates for the period presented. A gain from remeasurement of less than $0.1 million and a loss from remeasurement of s$0.3 million for the nine months ended September 30, 2024 and 2023, respectively, and a gain from remeasurement of $0.4 million and loss from remeasurement of $0.3 million for the three months ended September 30, 2024 and 2023, respectively, are recorded in the statements of operations within Other income, net. The Company translates the foreign functional currency financial statements to U.S. dollars for Allurion Australia Pty Ltd. using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions. The effects of foreign currency translation adjustments were immaterial for the three and nine months ended September 30, 2024 and 2023.

Going Concern

The Company has evaluated whether there are certain events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the interim condensed consolidated financial statements are issued.

The Company has incurred recurring losses since inception, anticipates net losses and negative operating cash flows for the near future, and may be unable to remain in compliance with certain financial covenants required under its credit facilities. Through September 30, 2024, the Company has funded its operations primarily with proceeds from the sale of its Common Stock, convertible preferred stock, issuance of convertible notes, issuance of term loans, and funds received upon consummation of the Business Combination. The Company has incurred recurring losses and cash outflows from operating activities since its inception, including losses from operations of $33.1 million and $53.3 million and cash outflows from operating activities of $29.0 million and $43.1 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had an accumulated deficit of $218.4 million. The Company expects to continue to generate significant operating losses for the foreseeable future.

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

RTW Convertible Notes

The Company accounted for the RTW Convertible Notes (defined below) under the fair value option ("FVO") election of ASC Topic 825, Financial Instruments ("ASC 825"). The RTW Convertible Notes accounted for under the FVO election was a debt host financial instrument containing embedded features wherein the entire financial instrument was initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in the estimated fair value of the RTW Convertible Notes were recorded as a component of Other income (expense) in the condensed consolidated statements of operations. A portion of the estimated change in fair value must be reported in other comprehensive loss to the extent that it is attributable to instrument-specific credit risk. As a result of electing the FVO, direct costs and fees related to the RTW Convertible Notes were expensed as incurred.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Adjustment has been made to the condensed consolidated balance sheet as of December 31, 2023, to present the Legacy Allurion common stock warrant liabilities as part of the Warrant liabilities line item. These amounts were part of the Other liabilities line item in prior years.

Mezzanine Equity

Mezzanine equity represents the Series A Preferred Stock (defined below) issued by the Company. The shares of Series A Preferred Stock are redeemable at a determinable price on a fixed date, which results in mezzanine equity classification (outside of permanent equity) on the Company’s consolidated balance sheet. Refer to Note 12, Redeemable Convertible Preferred Stock and Stockholder's Deficit, for additional information regarding the Series A Preferred Stock.

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

Significant customers are those which represent more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2024 and 2023 or accounts receivable, net balance as of September 30, 2024 and December 31, 2023. The following table presents customers that represent 10% or more of the Company’s total revenue and accounts receivable, net:

	Revenue		Revenue		Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2024	2023	2024	2023	2024	2023
Customer A	18%	19%	N/A	12%	15%	16%
Customer B	N/A	11%	N/A	N/A	N/A	N/A

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The adoption of this standard is not expected to have a material impact on the Company's disclosures.

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

Upon the closing of the Business Combination, (a) holders of Legacy Allurion common stock received shares of Allurion Common Stock in an amount determined by application of the Exchange Ratio of approximately 0.9780, (b) each then-outstanding share of Legacy Allurion preferred stock was converted into the right to receive shares of Allurion Common Stock equal to the number of shares of Legacy Allurion common stock that would be issued upon conversion of such outstanding share of Legacy Allurion preferred stock based on the applicable conversion ratio multiplied by the Exchange Ratio, (c) each then-outstanding and unexercised Legacy Allurion option was converted into a new Allurion option on the same terms and conditions as were applicable to such Legacy Allurion option based on the Exchange Ratio, (d) each then-outstanding Legacy Allurion warrant was converted into a new Allurion warrant based on the Exchange Ratio ("Rollover Warrant"), (e) each then-outstanding Legacy Allurion restricted stock unit was converted into a rollover restricted stock unit based on the Exchange Ratio, and (f) certain amounts of loans made by Compute Health Sponsor LLC (the "Sponsor") to CPUH, which balance was $3.7 million at the time of the Business Combination, were converted into 525,568 shares of Allurion Common Stock. For periods prior to the Business Combination, the reported share and per share amounts have been retroactively converted by applying the Exchange Ratio. The consolidated assets, liabilities, and results of operations prior to the Business Combination are those of Legacy Allurion.

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

In connection with the Business Combination, the Company incurred approximately $22.7 million of transaction costs, consisting of legal and other professional fees, of which $15.2 million was recorded to additional paid-in capital as a reduction of proceeds, $2.5 million was recorded as debt issuance costs in connection with the Fortress Term Loan (as defined below), and $5.0 million was recorded as an expense in general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss. Of the $5.0 million recorded as general and administrative expenses, $3.6 million relates to a one-time insurance payment related to any potential matters that might arise from the period prior to the Business Combination, and as such is not capitalized as an asset. An additional $1.2 million relates to direct costs and fees incurred as part of the Revenue Interest Financing with RTW (as defined below).

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

(2) The CPUH Stockholders shares, PIPE shares, and CPUH Sponsor shares are presented combined within the condensed consolidated statements of stockholders deficit on the "Reverse recapitalization, net of transaction costs" line, which is less the Gaur Trust Contributed Shares.

(3) The shares issued to RTW and Fortress and the Side Letter Termination shares are presented combined within the condensed consolidated statements of stockholders deficit on the "Derecognition of liabilities associated with the Backstop Shares, Hunter shares, and additional RTW and Fortress shares and issuance of related shares" line.

PIPE Investment

In connection with the execution of the Business Combination Agreement, Allurion and Compute Health entered into subscription agreements, each dated February 9, 2023, with certain accredited investors and qualified institutional buyers (the “PIPE Investors”), pursuant to which, upon the terms and subject to the conditions set forth therein, the PIPE Investors, among other things, purchased an aggregate of 5,386,695 shares of Allurion Common Stock at a purchase price of $7.04 per share (other than as set forth in the Amended and Restated RTW Side Letter, as defined below), for an aggregate purchase price of $37.9 million, following the CPUH Merger Effective Time (the "PIPE Investment").

Revenue Interest Financing Agreement, Side Letter and PIPE Conversion Option

On February 9, 2023, concurrently with the execution of the Business Combination Agreement, the Company entered into the Revenue Interest Financing Agreement (the "Revenue Interest Financing Agreement") with certain entities that engaged RTW Investments, LP (together with its affiliates, "RTW") as investment manager. Pursuant to the Revenue Interest Financing Agreement, at the closing of the Business Combination, RTW paid Allurion an aggregate of $40.0 million (the “Investment Amount”). In exchange for the Investment Amount, Allurion will remit revenue interest payments on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by Allurion and its subsidiaries at a rate up to 6.0% of annual net sales prior to December 31, 2026. On or after January 1, 2027, the Company will remit revenue interest payments at a rate up to 10.0% of annual net sales, and it will continue to make revenue interest payments to RTW until December 31, 2030. The Revenue Interest Financing Agreement was amended pursuant to the RIFA Amendment (as defined below) on April 14, 2024. The RIFA Amendment, among other things, increased the rate of revenue interest payments to be paid to RTW on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by Allurion and its subsidiaries. Refer to Note 9, Revenue Interest Financing, Side Letter, and PIPE Conversion Option below for further discussion on the Revenue Interest Financing.

Additionally, in connection with the Company entering into the Revenue Interest Financing Agreement, the Company, Compute Health, Legacy Allurion, Merger Sub II and RTW entered into a side letter (the "RTW Side Letter") on February 9, 2023 under which RTW may elect to convert up to $7.5 million of its initial PIPE Investment into an additional revenue interest financing by forfeiting a number of shares of Allurion Common Stock acquired by its PIPE Investment. Refer to Note 9, Revenue Interest Financing, Side Letter, and PIPE Conversion Option below for further discussion on the Revenue Interest Financing.

On May 2, 2023, the parties amended and restated the RTW Side Letter (as amended, the "Amended and Restated RTW Side Letter"), in connection with the Backstop Agreement (defined below), pursuant to which, among other things, Allurion issued 250,000 shares of Allurion Common Stock to RTW immediately prior to the Intermediate Merger Effective Time.

On October 22, 2024, funds affiliated with RTW provided notice to the Company of their election under the Amended and Restated RTW Side Letter, to surrender 749,998 shares of Common Stock of the Company representing $7.5 million in consideration for the New RIFA (as defined below). Refer to Note 19, Subsequent Events, below for further discussion on the RTW conversion.

Fortress Credit Agreement

In connection with the closing of the Business Combination, the Company entered into a term loan facility (the “Fortress Term Loan”) pursuant to a Credit Agreement and Guaranty, dated as of August 1, 2023 (the “Fortress Credit Agreement”), with Fortress Credit Corp. (“Fortress”), as administrative agent for the lenders party thereto from time to time (the “Lenders”). Under the terms of the Fortress Term Loan, we borrowed $60.0 million, which was used to repay the outstanding principal, accrued and unpaid interest, and other obligations with respect to the 2021 Term Loan (as defined below). Additionally, per the terms of the Fortress Term Loan and Backstop Agreement (as defined below), Allurion issued an aggregate of 950,000 shares of Allurion Common Stock to an affiliate of Fortress pursuant to a subscription agreement between Allurion and such affiliate. Refer to Note 8, Debt for further discussion on the Fortress Term Loan.

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

RSU Forfeiture Agreement

On May 2, 2023, Krishna Gupta, a member of the Company's Board of Directors (the “Board” or “Board of Directors”), entered into a letter agreement with Legacy Allurion (the “RSU Forfeiture Agreement”), pursuant to which, among other things, upon the terms and subject to the conditions set forth therein, Mr. Gupta agreed to forfeit 79,232 restricted stock units of Allurion (the “Forfeited RSUs”). The Forfeited RSUs were terminated and cancelled without consideration therefor immediately following the closing of the Business Combination Agreement.

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

Sponsor Support Agreement

On February 9, 2023, Allurion entered into a support agreement (the "Sponsor Support Agreement"), pursuant to which immediately prior to the CPUH Merger Effective time, (a) the Sponsor recapitalized each of the Sponsor’s 21,442,500 shares of Compute Health Class B Common Stock, and all 12,833,333 of the Sponsor’s warrants to purchase shares of Class A Common Stock, into 2,088,327 shares of Compute Health Class A Common Stock and (b) the additional Class B Holders set forth on Schedule I of the Sponsor Support Agreement recapitalized his or her 30,000 shares of Compute Health Class B Common Stock into 21,120 shares of Compute Health Class A Common Stock (the "CPUH Recapitalization"). Subsequently, at the CPUH Merger Effective Time, each such share of Compute Health Class A Common Stock was converted into shares of Allurion Common Stock at an exchange ratio of 1.420455 (the "CPUH Exchange Ratio").

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

Public Warrants and Warrant Amendment

In connection with the closing of the Business Combination, the Company assumed 13,206,922 outstanding public warrants (the "Public Warrants") to purchase an aggregate 18,759,838 shares of Allurion Common Stock at $8.10 per share following the Warrant Amendment (defined below). The total value of the liability associated with the Public Warrants was $13.8 million measured at fair value based on the public warrant quoted price. The Company concluded the warrants met the definition of a liability based on the settlement provision that allows the warrant holders to net-share settle their warrants in the event of a failed registration statement within 60 days of the Business Combination or any time a registration is not effective. As such, they have been classified as a liability on the balance sheet. See Note 12, Redeemable Convertible Preferred Stock and Stockholders Deficit and Note 10, Fair Value Measurements for further information on the Public Warrants and Warrant Amendment.

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

4.
Revenue

Revenue by geographic region is based on the country in which our customer is located and is summarized by geographic area as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Turkey	$966	$3,517
Australia	$543	$979
Italy	511	626
Chile	—	1,956
All Other Countries	3,347	11,122
Total Revenues	$5,367	$18,200

For the three months ended September 30, 2024, $1.8 million of revenue was generated in five countries included within All Other Countries in the table above, representing approximately 34% of Total Revenues, with each country responsible for approximately 5% to 8% of the total. Remaining revenue was generated by sales in 36 other countries included within All Other

Countries. For the three months ended September 30, 2023, $5.9 million of revenue was generated in five countries included within All Other Countries, representing approximately 33% of Total Revenues, with each country responsible for approximately 5% to 7% of the total. Remaining revenue was generated by sales in 45 other countries included within All Other Countries.

	Nine Months Ended September 30,
	2024	2023
Spain	$3,001	$3,715
United Kingdom	2,534	3,456
France	2,431	4,423
Turkey	1,573	5,495
All Other Countries	16,980	28,143
Total Revenues	$26,519	$45,232

For the nine months ended September 30, 2024, $7.2 million of revenue was generated in five countries included within All Other Countries in the table above, representing approximately 27% of Total Revenues, with each country responsible for approximately 4% to 8% of the total. Remaining revenue was generated by sales in 49 other countries included within All Other Countries. For the nine months ended September 30, 2023, $11.1 million of revenue was generated in five countries included within All Other Countries, representing approximately 25% of Total Revenues, with each country responsible for approximately 4% to 7% of the total. Remaining revenue was generated by sales in 58 other countries included within All Other Countries. No revenue was generated in the United States for the three and nine months ended September 30, 2024.

5.
Inventory

Inventory consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Finished goods	$2,748	$3,427
Work in progress	1,005	967
Raw materials	815	1,777
Total Inventory	$4,568	$6,171

Inventory is stated net of $0.7 million and less than $0.1 million for the provision for excess and obsolete inventory as of September 30, 2024 and December 31, 2023, respectively.

6.
Property and Equipment, net

Property and equipment consist of the following (in thousands):

	Estimated Useful Life (in Years)	September 30, 2024	December 31, 2023
Computers and purchased software	3	$618	$618
Leasehold improvements	Shorter of useful life or lease term	1,943	1,943
Furniture and fixtures	5	291	291
Machinery and equipment	3-5	3,507	2,893
Property and equipment—at cost		6,359	5,745
Less accumulated depreciation and amortization		(4,169)	(3,559)
Construction in progress		890	1,195
Property and equipment—net		$3,080	$3,381

Depreciation expense was $0.2 million for each of the three months ended September 30, 2024 and 2023, and $0.8 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively, recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$119	$63	$433	$280
Research and development	63	48	161	131
General and administrative	19	34	104	104
Sales and marketing	14	15	80	43
Total depreciation and amortization expense	$215	$160	$778	$558

7.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Marketing reimbursement	$930	$2,834
Accrued compensation	1,733	1,687
Accrued clinical trials and R&D	81	3,694
Accrued selling and marketing	592	1,110
Accrued professional fees	493	1,505
Accrued warranty	16	44
Accrued restructuring	—	655
Other accrued expenses	4,128	3,966
Total accrued expenses and other current liabilities	$7,973	$15,495

In connection with strategic initiatives implemented during the year ended December 31, 2023, the Company's management approved and initiated plans to reduce its cost structure. During the nine months ended September 30, 2024, the Company recorded less than $0.1 million in restructuring charges and paid $0.7 million in restructuring charges. No restructuring charges were incurred or paid during the three months ended September 30, 2024.

8.
Debt

The components of the Company’s third-party debt consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Fortress Term Loan	$—	$43,100
RTW Convertible Notes	49,320	—
Total principal amount of debt	49,320	43,100
Change in fair value	(13,230)	—
Plus: Accretion	—	148
Less: current portion of long-term debt, net of discounts	—	(38,643)
Less: unamortized deferred financing costs and debt discounts	—	(4,605)
Long-term debt, net of current portion and discounts	$36,090	$—

As of December 31, 2023, the fair value for the Company’s Fortress Term Loan approximated the carrying amount.

Term Loans

2021 Term Loan

In March 2021, the Company entered into a loan and security agreement (as amended, the “2021 Term Loan” and the “2021 Term Loan Agreement”) with Runway Growth Credit Fund, Inc. (“Runway”) that provided for borrowings up to $25.0 million.

In December 2021, the 2021 Term Loan Agreement was amended (the “Amendment”) to extend the maturity date of the 2021 Term Loan to December 30, 2025 and provide for an additional $20.0 million of borrowings. In December 2021, the Company issued warrants exercisable for 132,979 shares of Legacy Allurion Series C preferred stock as consideration for the Amendment and the draw down related to the 2021 Term Loan Agreement. The fair value of these warrants was determined to be $0.3 million upon issuance and are classified as a warrant liability on the condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023 (see Note 10, Fair Value Measurements). Upon the closing of the Business Combination, these warrants were converted into warrants exercisable for 130,053 shares of Allurion Common Stock.

In June 2022, the 2021 Term Loan Agreement was amended to revise definitional terms for certain milestone events, the final payment amount and certain financial covenants. In September 2022, the 2021 Term Loan Agreement was further amended to, among other things, increase additional borrowing up to $15.0 million.

During June through December of 2022, the Company drew an additional $30.0 million of the 2021 Term Loan and warrants exercisable for 88,440 shares of Series D-1 preferred stock were issued. The fair value of these warrants was determined to be $0.8 million upon issuance and are classified as a warrant liability on the consolidated balance sheets as of September 30, 2024 and December 31, 2023 (see Note 10, Fair Value Measurements). Upon the closing of the Business Combination, the warrants exercisable for 88,440 shares of Series D-1 preferred stock were converted into warrants exercisable for 90,476 shares of Allurion Common Stock.

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

Interest expense for the three months ended September 30, 2023 related to the 2021 Term Loan was $0.8 million, consisting of $0.7 million of contractual interest, and $0.1 million of amortization of the debt discount, amortization of warrant, and term loan accretion. Interest expense for the nine months ended September 30, 2023 related to the 2021 Term Loan was $5.0 million, consisting of $4.7 million of contractual interest, $0.1 million amortization of the debt discount, $0.1 million of amortization of the warrant, and $0.1 million of term loan accretion.

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

On December 29, 2023, the Company entered into an amendment to the Fortress Credit Agreement (the "Fortress Amendment"). The Fortress Amendment waived the December 31, 2023 minimum revenue covenant under the Fortress Credit Agreement and modified the minimum liquidity covenant by increasing the minimum liquidity amount from $12.5 million to $33.5 million until March 31, 2024, $23.5 million from April 1, 2024 to June 30, 2024, $16.9 million from July 1, 2024 to September 30, 2024 and $12.5 million on October 1, 2024 and thereafter. The Fortress Amendment also provided that at any time after March 31, 2024, each lender had the right to convert a portion of the outstanding principal amount, not to exceed the lender's proportionate share of a maximum of $20.0 million in aggregate outstanding principal amount, into shares of Allurion Common Stock at a conversion price based on the 30-day volume weighted average price ("VWAP") of Allurion Common Stock on the NYSE ending on the trading day immediately preceding the date of exercise of the lender's conversion right. As part of the Fortress Amendment, the Company prepaid $20.0 million of the principal outstanding under the Fortress Credit Agreement. Additionally, $3.1 million of fees were incurred and considered paid-in-kind and capitalized as an additional debt discount and added to the outstanding principal amount of the loans under the Fortress Amendment. The fees were amortized through interest expense over the remaining life of the loan. The Fortress Amendment was accounted for as a modification under ASC 470, Debt. In connection with the modification and related prepayment, the Company wrote off $0.8 million of the unamortized debt issuance costs, which was recorded within interest expense on the condensed consolidated statement of operations for the year ended December 31, 2023.

The Company assessed the terms and features of the Fortress Credit Agreement in order to identify any potential embedded features that would require bifurcation or any beneficial conversion features. The terms and features assessed include, under certain circumstances, a default interest rate of 3% that will apply to all outstanding obligations during the occurrence and continuance of an event of default. In accordance with ASC 815, Derivatives and Hedging ("ASC 815"), the Company concluded that this feature is not clearly and closely related to the host instrument and represents an embedded derivative (the "Term Loan Derivative Liability") that is required to be re-measured at fair value on a quarterly basis. At the inception of the Fortress Term Loan, the fair value of the embedded derivative was determined to be immaterial. The Term Loan Derivative Liability was fair valued to zero in connection with the repayment of the Fortress Term Loan, with a corresponding $2.0 million gain recorded in other income, net in the condensed consolidated statement of operations for the three and nine months ended September 30, 2024.

On April 16, 2024, the Company repaid all outstanding obligations under the Fortress Term Loan with proceeds from the Amended Note Purchase Agreement (as defined below) with RTW. The total payoff amount was $48.0 million, consisting of $43.1 million repayment of principal, a $2.7 million prepayment fee, a $1.3 million exit fee, $0.6 million of other fees paid directly to Fortress, and $0.3 million of accrued interest. The Company recorded an $8.7 million loss on extinguishment of debt in connection with the Fortress Term Loan repayment in the condensed consolidated statement of operations for nine months ended September 30, 2024.

Interest expense for the three and nine months ended September 30, 2023 related to the Fortress Term Loan was $1.7 million, consisting of $1.5 million of contractual interest, $0.1 million amortization of the debt discount, and term loan accretion of $0.1 million. The average interest rate during the three months ended September 30, 2023 was 14.94%.

Interest expense for the nine months ended September 30, 2024 related to the Fortress Term Loan was $2.3 million, consisting of $1.9 million of contractual interest, $0.3 million amortization of the debt discount, and term loan accretion of $0.1 million. There was no interest expense for the three months ended September 30, 2024 due to the extinguishment of the Fortress Term Loan on April 16, 2024. The average interest rate through April 16, 2024 was 14.94%.

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

Interest expense for each of the three and nine months ended September 30, 2023 related to the 2021 Convertible Notes was less than $0.1 million and $0.1 million, respectively, consisting entirely of contractual interest. Interest expense related to the 2021 Convertible Notes is recorded within Interest expense on the condensed consolidated statement of operations. On August 1, 2023, in connection with the closing of the Business Combination, the outstanding 2021 Convertible Notes were converted into an aggregate 133,617 shares of Allurion Common Stock with a corresponding recognition of APIC of $2.2 million, and are no longer outstanding.

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

Interest expense for each of the three and nine months ended September 30, 2023 related to the 2022 Convertible Notes was less than $0.1 million, consisting entirely of contractual interest. Interest expense related to the 2022 Convertible Notes is recorded within Interest expense on the condensed consolidated statement of operations. On August 1, 2023, in connection with the closing of the Business Combination, the outstanding 2022 Convertible Notes were converted into an aggregate 83,216 shares of Allurion Common Stock with a corresponding recognition of APIC of $1.2 million, and are no longer outstanding.

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

Interest expense for each of the three and nine months ended September 30, 2023 related to the 2023 Convertible Notes was $0.1 million and $0.5 million, respectively, consisting entirely of contractual interest. Interest expense related to the 2023 Convertible Notes is recorded within Interest expense on the condensed consolidated statement of operations.

On May 2, 2023 the Company entered into termination agreements (the “Termination Agreements”) with respect to side letters entered into with certain holders of the 2023 Convertible Notes. With respect to the Termination Agreement with HVL, the Company had the right to prepay, in one or more transactions, all or a portion of the outstanding principal amount, plus accrued interest, under such holder's 2023 Convertible Note (the “HVL Bridge Note”), including by way of (a) a $2 million payment in cash by the Company to HVL on May 2, 2023, $1.5 million of which was deemed a prepayment penalty and recorded as other expense on the income statement, with the remaining $0.5 million recorded as a reduction of the principal amount, (b) immediately prior to the consummation of the transactions contemplated by the Business Combination Agreement, an additional payment of at least $6 million, up to the then-outstanding principal amount, plus accrued interest, under the HVL Bridge Note by way of (i) payment in cash by the Company and/or (ii) the sale and transfer of all or any portion of the HVL Bridge Note, equivalent in value to the portion of the additional payment to be repaid pursuant to this clause (b)(ii), to any person or persons designated in writing by the Company. The Termination Agreements were accounted for as a modification of debt and the modified convertible notes continued to be accounted for under the FVO with any change in fair value recognized in other expense on the income statement.

In addition, under the Termination Agreement executed with HVL, the Company agreed to issue to HVL a number of shares of Allurion Common Stock (“PubCo Additional Shares”) equal to (a) the outstanding principal and accrued interest under the HVL Bridge Note immediately prior to the consummation of the transactions contemplated by the Business Combination Agreement (after giving effect to the payment of the repayments) divided by $5.00, plus (b) 300,000 shares of Allurion Common Stock. The PubCo Additional Shares were accounted for as a freestanding financing liability. The liability for the PubCo Additional Shares was initially measured at its issue-date estimated fair value and subsequently remeasured at fair value at each reporting period, with changes in fair value reflected in earnings until the PubCo Additional Shares were issued. A $3.4 million liability was recorded at issuance for the PubCo Additional Shares as Other liabilities on the balance sheet. On August 1, 2023, upon closing of the Business Combination, HVL was issued 387,696 PubCo Additional Shares with a corresponding recognition of APIC of $2.7 million, and the liability is no longer outstanding.

Further on May 2, 2023, RTW and Fortress as the Backstop Purchasers entered into the Backstop Agreement with the Company, Legacy Allurion and HVL. Pursuant to the Backstop Agreement, each Backstop Purchaser agreed that to the extent any HVL Bridge Notes remained outstanding prior to the consummation of the Business Combination, such Backstop Purchaser would, at the closing of the Business Combination, purchase up to $2.0 million of the HVL Bridge Notes from HVL in exchange for shares of Allurion Common Stock (the “Base PubCo Shares”, “Backstop Shares” and “Conditional Additional PubCo Shares”). The Base PubCo Shares and Backstop Shares were accounted for as a freestanding financing liability. The Base PubCo Shares and Backstop Shares liability was initially measured at its issue-date estimated fair value and subsequently remeasured at fair value at each reporting period with changes in fair value reflected in earnings until the Base PubCo Shares and Backstop Shares were issued. A $3.3 million liability was recorded at issuance for the Base PubCo Shares and Backstop Shares liability as Other liabilities on the balance sheet. On August 1, 2023, upon closing of the Business Combination, per the terms of the Fortress Term Loan, the Amended and Restated RTW Side Letter and Backstop Agreement, the Backstop Purchasers were each issued 950,000 shares of Allurion Common Stock with a corresponding recognition of APIC of $13.4 million, and the liability is no longer outstanding.

On August 1, 2023, immediately prior to the closing of the Business Combination, the Company repaid $6.3 million of the HVL Bridge Note, leaving a principal balance of $6.3 million. Each Backstop Purchaser then purchased $2.0 million principal amount of the outstanding portion of the HVL Bridge Note, Allurion canceled the existing HVL Bridge Note and issued a new convertible note to HVL for the remaining balance together with all unpaid interest accrued since the date of issuance of $2.7 million, Allurion issued convertible notes to each Backstop Purchaser with an issuance date of the Closing Date (August 1, 2023) and an original principal amount of $2.0 million each, and Allurion issued 700,000 shares of Allurion Common Stock to each Backstop Purchaser.

Additionally, the outstanding 2023 Convertible Notes were converted into an aggregate 3,084,389 shares of Allurion Common Stock with a corresponding recognition of APIC of $22.2 million, and are no longer outstanding.

RTW Convertible Notes

On April 14, 2024, the Company entered into a note purchase agreement (the "Original Note Purchase Agreement") with RTW as agent for the purchasers (the "Purchasers") party thereto from time to time (RTW in such capacity, the "Principal Purchaser"), and Acquiom Agency Services LLC ("Acquiom") as collateral agent for the Purchasers. Subsequently, on April 16, 2024, the Company, the Principal Purchaser, the Purchasers, and Acquiom entered into the First Amendment to the Original Note Purchase Agreement (the Original Note Purchase Agreement as amended, the "Amended Note Purchase Agreement").

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

The RTW Convertible Notes are accounted for under the FVO election of ASC 825 as the notes contain embedded derivatives, including the conversion upon Stockholder Approval, the conversion upon a Fundamental Change Company Notice, the conversion upon a Make-Whole Fundamental Change, redemption upon the event of default, and redemption upon a Fundamental Change, which would require bifurcation and separate accounting. The RTW Convertible Notes were initially measured at their issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The fair value of the RTW Convertible Notes at issuance was $49.1 million, with a corresponding $1.1 million loss recognized in Other income, net in the condensed consolidated statement of operations. In connection with the issuance of the RTW Convertible Notes and RIFA Amendment (as defined below), we incurred $1.4 million in issuance costs, which were directly expensed through general and administrative expense due to the FVO election of the RTW Convertible Notes and Revenue Interest Financing.

For the three months ended September 30, 2024, the Company recorded gains of $1.8 million and $3.1 million through the condensed consolidated statements of operations and other comprehensive income (loss), respectively. For the nine months ended September 30, 2024, the Company recorded gains of $10.0 million and $3.0 million through the condensed consolidated statements of operations and other comprehensive income (loss), respectively.

The Amended Note Purchase Agreement contains financial maintenance covenants, which require (i) the Company maintain not less than $12,500,000 in unrestricted cash in controlled accounts in the U.S. at all times, (ii) the Company to receive minimum trailing twelve-month consolidated revenue at amounts designated in the Amended Note Purchase Agreement, tested quarterly beginning with the twelve-month period ending March 31, 2025, and (iii) the Company's and its subsidiaries’ consolidated business operations outside the United States to be profitable for the trailing three-month period, tested quarterly beginning with the three-month period ending December 31, 2025. The Company is in compliance with the covenants in the Amended Note Purchase Agreement as of September 30, 2024.

The Company elected paid in kind interest for the three and nine months ended September 30, 2024 related to the RTW Convertible Notes.

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

The Revenue Interest Financing is accounted for under the FVO election of ASC 825 as the Revenue Interest Financing contains embedded derivatives, including the requirements to settle the Revenue Interest Financing prior to maturity upon the occurrence of certain contingent events and our ability to prepay the Revenue Interest Financing, which would require bifurcation and separate accounting. The Revenue Interest Financing was initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in fair value are recorded as a component of Other income (expense) in the condensed consolidated statements of operations. A portion of the estimated change in fair value must be reported in other comprehensive loss to the extent that it is attributable to instrument-specific credit risk. In connection with the issuance of the Investment Amount, we paid $1.2 million in issuance costs in August 2023, which were directly expensed through general and administrative expense due to the FVO election. As of September 30, 2024, the Company has made $3.6 million in royalty payments to RTW. Refer to Note 10, Fair Value Measurements, for additional information regarding the changes in fair value of the Revenue Interest Financing.

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

The RIFA Amendment was accounted for as a modification with the change in fair value of the PIPE Conversion Option treated as an exchange between the Company and RTW as part of the RIFA Amendment. As such, the Revenue Interest Financing and PIPE Conversion Option were remeasured as of April 16, 2024 just prior to the RIFA Amendment, to $33.0 million and $6.6 million, respectively. The Revenue Interest Financing and PIPE Conversion Option were subsequently remeasured as of April 16, 2024 under the terms of the RIFA Amendment, to $39.0 million and $4.6 million, respectively. As of September 30, 2024, the fair value of the Revenue Interest Financing and PIPE Conversion Option were $38.5 million and $9.9 million, respectively.

For the three months ended September 30, 2024, the Company recorded a $6.7 million loss and a $5.8 million gain on the Revenue Interest Financing through the condensed consolidated statements of operations and other comprehensive income (loss), respectively. For the nine months ended September 30, 2024, the Company recorded a $5.4 million loss and a $0.6 million gain on the Revenue Interest Financing through the condensed consolidated statements of operations and other comprehensive income (loss), respectively. The changes in fair value were recorded in the Changes in fair value of Revenue Interest Financing and PIPE Conversion Option in the condensed consolidated statement of operations.

10.
Fair Value Measurements

The following tables present the fair value hierarchy for the Company's assets and liabilities that are measured at fair value at issuance date and on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

Fair Value Measurement as of September 30, 2024
	Total Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$23,749	$23,749	$—	$—
Total assets	$23,749	$23,749	$—	$—
Liabilities:
Legacy Allurion Common Stock Warrant Liabilities	$71	$—	$—	$71
Public Warrants	531	531	—	—
Public Offering Warrants	5,970	—	—	5,970
Private Placement Warrants	810	—	—	810
Revenue Interest Financing	38,500	—	—	38,500
PIPE Conversion Option	9,850	—	—	9,850
Earn-out Liability	1,850	—	—	1,850
RTW Convertible Notes	36,090	—	—	36,090
Success Fee Derivative Liability	14	—	—	14
Total Liabilities	$93,686	$531	$—	$93,155

Fair Value Measurement as of December 31, 2023
	Total Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$30,582	$30,582	$—	$—
Total assets	$30,582	$30,582	$—	$—
Liabilities:
Legacy Allurion Common Stock Warrant Liabilities	$821	$—	$—	$821
Public Warrants	5,943	5,943	—	—
Revenue Interest Financing	36,200	—	—	36,200
PIPE Conversion Option	5,600	—	—	5,600
Earn-out Liability	23,990	—	—	23,990
Term Loan Derivative Liability	1,895	—	—	1,895
Success Fee Derivative Liability	14	—	—	14
Total Liabilities	$74,463	$5,943	$—	$68,520

Public Warrants

As a result of the Business Combination on August 1, 2023, the Company recorded a liability for Public Warrants to purchase the Company's Common Stock. The Public Warrants are traded on the NYSE and are recorded at fair value using the closing price as September 30, 2024 of $0.04, which is a Level 1 input.

Legacy Allurion Warrants, Public Offering Warrants, and Private Placement Warrants

The Company has classified the Legacy Allurion Common Stock Warrants, Public Offering Warrants (defined below), and Private Placement Warrants (defined below) within Level 3 of the hierarchy as the fair value is derived using the Black-Scholes option pricing model, which uses a combination of observable (Level 2) and unobservable (Level 3) inputs. See table below for the assumptions used in the pricing model of the Legacy Allurion Common Stock Warrants, Public Offering Warrants, and Private Placement Warrants:

	Measurement Date	Interest Rate	Exercise Price	Estimated Fair Value of Underlying Share Price	Expected Volatility	Expected Life (Years)
Legacy Allurion Series C Preferred Stock warrants (as converted to Common)	September 30, 2024	3.65%	$6.73	$0.61	90%	6.50
Legacy Allurion Other Common Stock	September 30, 2024	3.59%	1.05	0.61	90%	2.94
Legacy Allurion Series D-1 Preferred Stock warrants (as converted to Common)	September 30, 2024	3.65%-3.71%	12.14	0.61	90%	6.5-7.96
Public Offering Warrants	September 30, 2024	3.58%	1.20	0.61	90%	4.75
Private Placement Warrants	September 30, 2024	3.58%	1.20	0.61	90%	4.75

	Measurement Date	Interest Rate	Exercise Price	Estimated Fair Value of Underlying Share Price	Expected Volatility	Expected Life (Years)
Legacy Allurion Series C Preferred Stock warrants (as converted to Common)	December 31, 2023	3.88%	6.73	$3.74	100%	7.25
Legacy Allurion Other Common Stock	December 31, 2023	3.95%	1.05	3.74	100%	3.69
Legacy Allurion Series D-1 Preferred Stock warrants (as converted to Common)	December 31, 2023	3.88%	12.14	3.74	100%	7.25-8.71

Expected dividend yield for all calculations is 0.00%.

The following table reconciles the changes in fair value for the three and nine months ended September 30, 2024 and 2023 of the warrant liabilities valued using Level 3 inputs:

	Preferred Stock Warrants (as converted to Common)	Common Stock Warrants	Public Offering Warrants	Private Placement Warrants	Total
Balance – June 30, 2023	$2,679	$1,351	—	—	$4,030
Change in fair value	(1,571)	(555)	—	—	(2,126)
Exercise of warrants	(53)	—	—	—	(53)
Derecognition of liability to equity	(340)	(589)	—	—	(929)
Balance – September 30, 2023	$715	$207	$—	$—	$922
Balance – June 30, 2024	$110	$35	—	—	$145
Fair value at issuance	—	—	13,157	1,670	14,827
Change in fair value	(55)	(19)	(7,187)	(860)	(8,121)
Balance – September 30, 2024	$55	$16	$5,970	$810	$6,851

	Preferred Stock Warrants (as converted to Common)		Common Stock Warrants	Public Offering Warrants		Private Placement Warrants	Total
Balance – January 1, 2023	$1,777		$596	$—		$—	$2,373
Change in fair value	(647)		200	—		—	(447)
Exercise of warrants	(75)		—	—		—	(75)
Derecognition of liability to equity	(340)		(589)	—		—	(929)
Balance – September 30, 2023	$715		$207	$—		$—	$922
Balance – January 1, 2024	$642		$179	$—		$—	$821
Fair value at issuance	—	—	—	13,157		1,670	14,827
Change in fair value	(587)		(163)	(7,187)		(860)	(8,797)
Balance – September 30, 2024	$55		$16	$5,970	$—	$810	$6,851

2019 Term Loan Success Fee Derivative Liability

The derivative liability for the success fee associated with Legacy Allurion's November 2019 loan and security agreement with Western Alliance Bank (the "2019 Term Loan" and such fee, the "Success Fee") was recorded at fair value as of September 30, 2024 and December 31, 2023 using the following assumptions: weighted-average probability for the likelihood of a change in control or liquidity event within four years from the initial valuation date of the derivative liability and a market-based discount rate that will increase or decrease each period based on changes in the probability in the future cash flows.

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

Revenue Interest Financing and PIPE Conversion Option

The Revenue Interest Financing is accounted for using the FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The fair value of the Revenue Interest Financing was remeasured as of September 30, 2024 and December 31, 2023 using a discounted cash flow ("DCF") method under the income approach utilizing future revenue projections and a discount rate of 23.5% and 24.4%, respectively.

The fair value of the PIPE Conversion Option was accounted for as a derivative under ASC 815. The instrument is measured using a Monte Carlo Simulation Method ("MCSM") using the number of shares convertible of 1,065,341 and the following assumptions:

	September 30, 2024	December 31, 2023
Stock Price	$0.61	$3.74
Risk-free interest rate	4.03%	4.46%
Expected term (in years)	0.8	1.6
Expected volatility	130.0%	82.5%

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

	September 30, 2024	December 31, 2023
Stock Price	$0.61	$3.74
Risk-free interest rate	3.6%	3.9%
Expected term (in years)	3.8	4.6
Expected volatility	105.0%	87.0%

Term Loan Derivative Liability

The Term Loan derivative liability associated with the Fortress Term Loan was derecognized during the second quarter of 2024 as the Fortress Term Loan was repaid on April 16, 2024.

RTW Convertible Notes

The RTW Convertible Notes are accounted for using the FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently measured at estimated fair value on a recurring basis at each reporting period date. The fair value of the RTW Convertible Notes was remeasured as of September 30, 2024 using a DCF method under the income approach with a MCSM applied to determine the simulated stock price at each payment date and event that may trigger conversion of the RTW Convertible Notes. The fair value was measured using the $48.0 million principal amount of the RTW Convertible Notes and the following assumptions:

September 30, 2024
Stock Price	$0.61
Risk-free interest rate	3.6%
Expected term (in years)	6.5
Expected volatility	90.0%

The changes in the fair values of the Success Fee derivative liability, 2023 Convertible Notes, Revenue Interest Financing, PIPE Conversion Option, Earn-out liability, Term Loan Derivative liability, RTW Convertible Notes, PubCo Share liability, Base PubCo and Backstop Share liability, and Warrant Overallotment Liability categorized with Level 3 inputs for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Success Fee Derivative Liability	2023 Convertible Notes	Revenue Interest Financing	PIPE Conversion Derivative	Earn-Out Liability	Term Loan Derivative Liability	RTW Convertible Notes	PubCo Share Liability	Base PubCo & Backstop Share Liability	Total
Balance – June 30, 2023	$213	$16,793	$—	$—	$—	$—	$—	$3,327	$3,305	$23,638
Fair value upon issuance	—	9,150	$40,000	3,340	53,040	—	—	—	—	$105,530
Change in fair value	(201)	6,008	(3,400)	2,100	(24,330)	—	—	(599)	10,065	$(10,357)
Repayments of debt	—	(10,250)	—	—	—	—	—	—	—	$(10,250)
Derecognition of liability to equity	—	(21,701)	—	—	—	—	—	(2,728)	(13,370)	$(37,799)
Balance – September 30, 2023	$12	$—	$36,600	$5,440	$28,710	$—	$—	$—	$—	$70,762
Balance – June 30, 2024	$14	$—	$39,000	$5,450	$4,110	$—	$40,950	$—	$—	$89,524
Change in fair value	—	—	6,704	4,400	(2,260)	—	(1,790)	—	—	7,054
Change in fair value - OCI	—	—	(5,800)	—	—	—	(3,070)	—	—	(8,870)
Repayments of debt	—	—	(1,404)	—	—	—	—	—	—	(1,404)
Balance – September 30, 2024	$14	$—	$38,500	$9,850	$1,850	$—	$36,090	$—	$—	$86,304

	Success Fee Derivative Liability	2023 Convertible Notes	Revenue Interest Financing	PIPE Conversion Derivative	Earn-Out Liability	Term Loan Derivative Liability	RTW Convertible Notes	PubCo Share Liability	Base PubCo & Backstop Share Liability	Total
Balance – January 1, 2023	$178	$—	$—	$—	$—	$—	$—	$—	$—	$178
Fair value upon issuance	—	28,700	$40,000	3,340	53,040	—	—	3,370	3,264	131,714
Change in fair value	(166)	3,751	(3,400)	2,100	(24,330)	—	—	(642)	10,106	(12,581)
Repayments of debt	—	(10,750)	—	—	—	—	—	—	—	(10,750)
Derecognition of liability to equity	—	(21,701)	—	—	—	—	—	(2,728)	(13,370)	(37,799)
Balance – September 30, 2023	$12	$—	$36,600	$5,440	$28,710	$—	$—	$—	$—	$70,762
Balance – January 1, 2024	$14	$—	$36,200	$5,600	$23,990	$1,895	$—	$—	$—	$67,699
Fair value upon issuance	—	—	—	—	—	—	49,100	—	—	49,100
Change in fair value	—	—	5,358	4,250	(22,140)	(1,895)	(10,020)	—	—	(24,447)
Change in fair value - OCI	—	—	(600)	—	—	—	(2,990)	—	—	(3,590)
Repayments of debt	—	—	(2,458)	—	—	—	—	—	—	(2,458)
Balance – September 30, 2024	$14	$—	$38,500	$9,850	$1,850	$—	$36,090	$—	$—	$86,304

The change in fair value of the Success Fee derivative liability, 2023 Convertible Notes, Revenue Interest Financing, PIPE Conversion Option, Earn-Out liability, Term Loan Derivative liability, RTW Convertible Notes, Pubco Share liability, and Base PubCo and Backstop Share liability at each period is recorded as a component of Other income (expense) in the condensed consolidated statements of operations, with the exception of the changes in fair value associated with the change in credit risk related to the Revenue Interest Financing and RTW Convertible Notes, which is recorded as a component of other comprehensive loss.

11.
Income Taxes

The Company recorded income tax expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively, representing effective tax rates of (0.8%) and (3.9%), respectively. The Company recorded income tax expense for the three and nine months ended September 30, 2023 of less than $0.1 million and $0.1 million, respectively, representing effective tax rates of (0.2%) and (0.1%), respectively. The tax expense recorded relates to the earnings of the Company’s profitable foreign subsidiaries.

As of September 30, 2024 and 2023, the Company maintained a full valuation allowance against its net deferred tax assets as the Company has incurred significant operating losses since inception and has concluded that its net deferred tax asset is not more-likely-than-not realizable.

As of September 30, 2024 and 2023, the Company has not recorded tax reserves for any uncertain tax provisions.

12.
Redeemable Convertible Preferred Stock and Stockholders’ Deficit

Preferred Equity

On June 28, 2024, the Company entered into a subscription agreement (the "Subscription Agreement") with RTW, pursuant to which the Company agreed to sell to RTW 2,260,159 shares of a newly created series of preferred stock, the Series A non-voting convertible preferred stock, par value $0.0001 per share ("Series A Preferred Stock"), and 2,260,159 private placement warrants ("Private Placement Warrants") to purchase common stock, equal to the per share Public Offering (defined below) price for the shares of common stock and Public Offering Warrants (defined below) in the Public Offering (the "Private Placement"). The Private Placement closed on July 1, 2024 with net proceeds received of $2.5 million after deducting offering costs of $0.2 million.

The Private Placement Warrants met the definition of a derivative under ASC 815. The gross proceeds from the Private Placement were first allocated to the Private Placement Warrants based on its issue-date estimated fair value of $1.7 million. The Private Placement Warrants are subsequently remeasured at their estimated fair value on a recurring basis at each reporting period date, with a gain or loss recognized within Other income (expense). The remaining gross proceeds of $1.0 million were allocated to the Series A Preferred Stock. Of the $0.2 million in offering costs, $0.1 million was recorded against the Series A Preferred Stock as a reduction of proceeds and $0.1 million was expensed as general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

The Allurion Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Allurion preferred stock. As of September 30, 2024, 2,260,159 shares of Allurion Series A Preferred Stock were outstanding. The rights and preferences of the Series A Preferred Shares are as follows:

Voting Rights

The Series A Preferred Stockholders have no voting rights.

Dividend Rights

The Series A Preferred Stock participates in dividends with Common Stock on an as-converted basis when declared by the Board of Directors. No dividends were declared through September 30, 2024.

Liquidation Preference

In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the Company, payment shall be made to the holders of shares of Series A Preferred Stock on a pari passu basis with all holders of Common Stock. Each Series A Preferred Stock holder shall be entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that a holder of Common Stock would receive if such holder’s Series A Convertible Preferred Stock were fully converted to Common Stock plus an additional amount equal to any dividends declared but unpaid to such share.

Conversion Rights

Each share of Series A Preferred Stock is convertible after the date that the Company's stockholders approve the conversion of the Series A Preferred Stock into shares of Common Stock in accordance with the listing rules of the NYSE (the “Series A Stockholder Approval”). Upon the Series A Stockholder Approval, each share of Series A Preferred Stock then outstanding shall automatically convert into (i) a number of shares of Common Stock equal to the number of Series A Preferred Stock outstanding at the time of conversion, adjustable for certain dilutive events, and (ii) pre-funded conversion warrants in the form agreed by the holder and the Company, exercisable for a number of shares of Common Stock equal to the number of Series A Preferred Stock outstanding at the time of conversion, adjustable for certain dilutive events.

Redemption

Each share of Series A Preferred Stock outstanding on December 31, 2026 (the “Redemption Date”) shall be automatically redeemed by the Company for cash at a redemption price equal to the volume-weighted average price per share of the Common Stock on the NYSE during the twenty consecutive trading day period ending and including the trading day immediately preceding the Redemption Date (the “Redemption Price”). The Series A Preferred Stock is redeemable at a determinable price (the Redemption Price) on a fixed date (the Redemption Date), which results in mezzanine equity classification (outside of permanent equity) on the Company’s consolidated balance sheet.

Common Equity

The Allurion Certificate of Incorporation authorizes the issuance of up to 1,000,000,000 shares of Allurion Common Stock. As of September 30, 2024 and December 31, 2023, 64,369,381 and 47,688,096 shares of Common Stock were outstanding, respectively.

On June 28, 2024, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Jefferies LLC and TD Securities (USA) LLC, as representative of the several underwriters (the "Underwriters"), pursuant to which the Company agreed to issue and sell 14,406,508 shares of the Company's Common Stock and warrants ("Public Offering Warrants") to purchase up to 14,406,508 shares of the Company's Common Stock at an offering price of $1.20 per share and accompanying warrant (the "Public Offering"). The Public Offering closed on July 1, 2024 with net proceeds received of $15.2 million after deducting underwriting discounts of $1.0 million and offering costs of $1.0 million. The Underwriters fully exercised their option for additional Public Offering Warrants, with 2,160,976 additional Public Offering Warrants issued at closing, for a total of 16,567,484 Public Offering Warrants. Further, the Underwriters exercised a portion of the option with respect to the Common Stock (the "Share Overallotment") on July 5, 2024 for net proceeds of $2.2 million, which resulted in the issuance of 1,927,265 shares of the Company's Common Stock at an offering price of $1.20 per share.

The Public Offering Warrants met the definition of a derivative under ASC 815 and the Share Overallotment met the requirements for equity classification under ASC 815. The $17.4 million in net proceeds from the Public Offering and exercise of the Share Overallotment were first allocated to the Public Offering Warrants based on their issue-date estimated fair value of $13.2 million. The Public Offering Warrants are subsequently remeasured at their estimated fair value on a recurring basis at each reporting period date, with a gain or loss recognized within Other income (expense). The $0.8 million offerings costs allocated to the Public

Offering Warrants were expensed as general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss. The remaining net proceeds of $5.1 million were allocated to Common Stock and APIC.

The number of shares of Common Stock that have been reserved for issuance upon the potential conversion or exercise, as applicable, of the Company’s securities as of September 30, 2024, is as follows:

Outstanding options to purchase Common Stock	7,108,316
Restricted Stock Units	530,778
Warrants to purchase Common Stock	19,231,301
Shares of Common Stock issued upon the exercise of Public Warrants	18,759,554
Series A Preferred Stock	2,260,159
Earn-Out Shares	9,000,000
Convertible Notes	479,196
Total	57,369,304

Warrants to Purchase Common Stock

In connection with the closing of the Business Combination, all outstanding warrants to purchase Legacy Allurion preferred stock and Legacy Allurion common stock were converted into Rollover Warrants to purchase Allurion Common Stock using the Exchange Ratio. As of September 30, 2024, there were 403,658 Rollover Warrants outstanding to purchase Common Stock. Upon the closing of the Business Combination, certain Legacy Allurion preferred stock and Legacy Allurion common stock warrants that were converted into Rollover Warrants were determined to be equity classified.

In connection with the Public Offering and Private Placement, we issued the Public Offering Warrants and Private Placement Warrants. As of September 30, 2024, there were 16,567,484 Public Offering Warrants and 2,260,159 Private Placement Warrants outstanding to purchase Common Stock.

September 30, 2024
Issuance Date	Remaining Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
12/1/2014	0.2	Common Stock	Equity	44,272	$2.44
3/30/2021	6.5	Common Stock	Liability	130,053	6.73
9/15/2022	8.0	Common Stock	Liability	45,238	12.14
6/4/2022	7.7	Common Stock	Liability	45,238	12.14
1/17/2017	2.3	Common Stock	Equity	73,349	0.02
8/3/2017	2.8	Common Stock	Equity	9,779	1.13
9/8/2017	2.9	Common Stock	Liability	28,764	1.05
6/19/2018	3.7	Common Stock	Liability	17,977	1.05
6/25/2019	4.7	Common Stock	Liability	8,988	1.05
7/1/2024	4.8	Common Stock	Liability	18,827,643	1.20
				19,231,301

December 31, 2023
Issuance Date	Remaining Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
12/1/2014	0.9	Common Stock	Equity	44,272	$2.44
3/30/2021	7.2	Common Stock	Liability	130,053	6.73
9/15/2022	8.7	Common Stock	Liability	45,238	12.14
6/4/2022	8.4	Common Stock	Liability	45,238	12.14
1/17/2017	3.0	Common Stock	Equity	73,349	0.02
8/3/2017	3.6	Common Stock	Equity	9,779	1.13
9/8/2017	3.7	Common Stock	Liability	28,764	1.05
6/19/2018	4.5	Common Stock	Liability	17,977	1.05
6/25/2019	5.5	Common Stock	Liability	8,988	1.05
				403,658

In Compute Health's initial public offering, it sold units at a price of $10.00 per unit, which consisted of one share of Class A Common Stock, $0.0001 par value, of Compute Health ("Class A Common Stock") and one-half of a redeemable warrant (each a "Public Warrant") that entitled the holder to purchase one share of Class A Common Stock of CPUH at a price of $11.50 per share. On July 26, 2023, Compute Health's Public Warrant holders approved an amendment (the “Warrant Amendment”) to the warrant agreement that governed all Compute Health’s Public Warrants. Per the terms of the Warrant Amendment, upon completion of the Business Combination, each of the outstanding Compute Health Public Warrants became exercisable for 1.420455 shares of the Company’s Common Stock at an exercise price of $8.10 per share and each whole Compute Health Public Warrant was exchanged for 0.6125 Allurion Public Warrants in the Business Combination. The Public Warrants will expire August 1, 2030, seven years after the completion of the Business Combination, or earlier upon redemption or liquidation.

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

The Company may redeem the outstanding Public Warrants for shares of our Common Stock at a price of $0.10 per Public Warrant at any time commencing 90 days after the completion of the Business Combination, and provided that the last sales price of the Company’s Common Stock equals or exceeds $7.04 per share of any 20 trading days within a 30-day trading period ending on the third trading day prior to the date on which notice of redemption is given. Holders of the Public Warrants will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value (the “Redemption Fair Market Value”) of the shares of the Company's Common Stock. The Redemption Fair Market Value is determined based on the volume weighted average price of the Company’s Common Stock for the ten trading days immediately following the date on which notice of redemption is sent to the holders. As of September 30, 2024, the Company has not redeemed any of the outstanding Public Warrants. As of September 30, 2024, there were 13,206,720 outstanding Public Warrants exercisable for 18,759,554 shares of Allurion Common Stock.

Chardan Equity Facility

On December 18, 2023, we entered into a ChEF Purchase Agreement (the "Purchase Agreement") and a Registration Rights Agreement, each with Chardan Capital Markets ("Chardan") related to a "ChEF," Chardan's committed equity facility (the "Chardan Equity Facility"). Pursuant to the Purchase Agreement, the Company has the right from time to time at its option to sell to Chardan up to the lesser of (i) $100,000,000 in aggregate gross purchase price of newly issued shares of the Company's Common Stock, and (ii) 9,482,468 shares of Common Stock, which number of shares is equal to 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the Purchase Agreement (the "Exchange Cap"). In consideration for Chardan's entry into the Purchase Agreement, Allurion issued to Chardan 35,511 shares of Allurion Common Stock (the "Commitment Shares"). The Company recorded $0.1 million to additional paid-in capital and $0.1 million of expense in connection with the issuance of the Commitment Shares. The Company expensed an additional $0.1 million related to a non-refundable structuring fee immediately following commencement. As of September 30, 2024, the Company had sold 143,234 shares of Common Stock to Chardan at a purchase price of $0.4 million in connection with the Purchase Agreement.

13.
Net Loss per Share

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(9,004)	$(21,630)	$(5,580)	$(61,427)
Cumulative undeclared preferred dividends to participating securities (Legacy Series D convertible preferred stock)	—	(255)	—	(1,697)
Net loss attributable to common shareholders	$(9,004)	$(21,885)	$(5,580)	$(63,124)
Denominator:
Basic and diluted weighted-average common stock outstanding	64,086,265	40,335,457	53,310,214	31,558,538
Net loss per share, basic and diluted	(0.14)	(0.54)	(0.10)	(2.00)

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

	As of September 30,
	2024	2023
Outstanding options to purchase Common Stock	7,108,316	4,270,229
Restricted Stock Units	530,778	429,321
Series A Preferred Stock	2,260,159	—
Warrants to purchase Common Stock	19,231,301	404,988
Shares of Common Stock issued upon the exercise of Public Warrants	18,759,554	18,759,838
Earn-Out Shares	9,000,000	9,000,000
Convertible Notes	479,196	—
Total	57,369,304	32,864,376

14.
Stock-Based Compensation

Stock Incentive Plans

The Company’s 2010 Stock Incentive Plan (the “2010 Plan”) provided for the grant of qualified incentive stock options, nonqualified stock options, and other awards to the Company’s employees, officers, directors, advisors, and outside consultants to purchase the Company’s Common Stock. On December 11, 2020, the Company’s Board of Directors adopted the Amended and Restated 2020 Stock Option and Grant Plan (the “2020 Plan”), which provided for the grant of qualified incentive stock options, nonqualified stock options, and other awards to the Company’s employees, officers, directors, advisors, and outside consultants to purchase the Company’s Common Stock. Each stock option from the 2010 Plan and the 2020 Plan that was outstanding immediately prior to the Business Combination, whether vested or unvested, was cancelled and exchanged for a stock option to purchase Allurion Common Stock based on the Exchange Ratio. The per share exercise price for each stock option was divided by the Exchange Ratio.

In connection with the closing of the Business Combination, the Company adopted the 2023 Stock Option and Incentive Plan (the "2023 Plan"), which provides for the award of stock options (both incentive and non-qualified), stock appreciation rights, restricted stock units, restricted stock awards, cash-based awards, and dividend equivalent rights. As of September 30, 2024, a total of 8,174,364 shares of Allurion Common Stock are reserved for issuance under the 2023 Plan. The 2023 Plan provides that the number of shares reserved for issuance under the 2023 Plan will automatically increase each January 1, beginning January 1, 2024 and ending January 1, 2033, by 5% of the number of fully diluted outstanding shares of Allurion Common Stock as of the immediately preceding December 31 or such lesser amount as determined by the Board and the compensation committee.

As of September 30, 2024, 7,639,094 options and RSUs were issued and outstanding under the 2010 Plan, 2020 Plan, and 2023 Plan. As of December 31, 2023, 4,529,673 options and RSUs were issued and outstanding under the 2010 Plan, 2020 Plan, and 2023 Plan. The stock options generally vest over a four-year period and expire 10 years from the date of grant.

Stock-based compensation expense included in the condensed consolidated statement of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$13	$16	$24	$31
Selling, general and administrative	791	5,477	2,109	6,235
Research and development	56	46	84	83
Total stock-based compensation expense	$860	$5,539	$2,217	$6,349

Stock Options

The following table summarizes the option activity under the 2010 Plan, 2020 Plan, and the 2023 Plan during the nine months ended September 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per option)	(in years)	(in thousands)
Outstanding—January 1, 2024	3,886,038	$2.67	6.9	$5,565
Granted	3,686,059	1.86
Cancellations and forfeitures	(447,644)	2.28
Exercised	(16,137)	1.37
Outstanding—September 30, 2024	7,108,316	2.28	7.9	—
Exercisable at September 30, 2024	2,872,814	$2.48	5.9	$—

Total stock compensation expense related to stock option awards during the three and nine months ended September 30, 2024 was $0.6 million and $1.4 million, respectively. As of September 30, 2024, there was approximately $5.6 million of unrecognized compensation costs related to unvested stock options granted under the 2010 Plan, 2020 Plan, and 2023 Plan, which is expected to be recognized over a weighted-average vesting term of 3.0 years. The weighted average grant-date fair value of the stock option awards granted during the nine months ended September 30, 2024 was $1.30 per option.

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

The assumptions used in the Black Scholes option-pricing model for the nine months ended September 30, 2024 and 2023 are as follows:

	Nine Months Ended September 30,
	2024	2023
Expected volatility	71%	86%
Risk-free interest rate	4.36%	4.50%
Expected dividend yield	0%	0%
Expected term (in years)	6.1	5.8

Restricted Stock Units

In December 2022, the Company issued RSUs to a member of the Board of Directors with vesting subject to both a performance-based closing condition dependent on the successful Business Combination with Compute Health and time-based vesting conditions. See Note 3, Business Combination for information about the closing of the Business Combination with Compute Health. Upon the satisfaction of the closing condition, 62.5% of the RSUs awarded vested. Thereafter, the remaining 37.5% of the RSUs vest monthly over a period of two years. All RSUs are subject to forfeiture if the grantee’s continuous service relationship as a member of the Board of Directors terminates prior to vesting. In October 2023 and March 2024, the Company issued RSUs to its Board of Director members that vest in equal installments over three years, subject to continued service as a director through each vesting date.

The following table summarizes the restricted stock unit activity under the 2020 Plan and 2023 Plan during the three months ended September 30, 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value
		(per share)
Outstanding—January 1, 2024	643,635	$4.45
Granted	75,000	2.61
Cancellations and forfeitures	—
Vested	(187,857)	4.51
Outstanding—September 30, 2024	530,778	$4.16

Total stock compensation expense related to RSUs for the three and nine months ended September 30, 2024 was $0.2 million and $0.8 million, respectively. As of September 30, 2024, there were $1.0 million of unrecognized compensation costs related to nonvested RSUs granted under the 2020 Plan and 2023 Plan, which is expected to be recognized over a remaining weighted-average vesting term of 1.6 years.

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

A total of 2,226,122 shares of the Company's Common Stock are reserved and authorized for issuance under the 2023 ESPP. In addition, the number of shares of Common Stock available for issuance under the 2023 ESPP will automatically increase each January 1, beginning on January 1, 2024 and each January thereafter, by the lesser of (i) 1% of the fully diluted outstanding shares of our Common Stock as of the immediately preceding December 31, (ii) 1,600,000 shares of our Common Stock, or (iii) such lesser number of shares determined by the administrator of the 2023 ESPP. As of September 30, 2024, no shares have been issued under the 2023 ESPP.

15.
Employee Benefit Plan

The Company has a 401(k) retirement plan that covers eligible U.S. employees. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions. During each of the three and nine months ended September 30, 2024 and 2023, the Company's matching contributions to the plan were less than $0.1 million.

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

As of September 30, 2024, the Company was a party to six different leases for office, manufacturing, and laboratory space under non-cancelable office leases in three cities. These leases total approximately 51,000 square feet and will expire between March 2025 and March 2028. The Company has a right to extend certain of these leases for periods between three and five years. Under its real property leases, the Company pays base rent and a proportional share of operating expenses. Such operating expenses are subject to annual adjustment and are accounted for as variable payments in the period in which they are incurred. The Company also holds immaterial leases related to vehicles and office equipment.

The components of right-of-use ("ROU") assets and lease liabilities are included in the condensed consolidated balance sheets. The short-term portion of the Company's operating lease liability is recorded as part of Accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Aggregate Lease Information

Other pertinent lease information for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$259	$285	$794	$834
Short-term lease costs	3	5	23	17
Variable lease costs	59	52	194	211
Operating cash flows paid for amounts in the measurement of lease liabilities	271	284	826	815
Operating lease assets obtained in exchange for lease obligations	—	62	15	936

Future commitments under non-cancelable operating lease agreements as of September 30, 2024 are as follows (in thousands):

2024	$273
2025	1,044
2026	739
2027	646
2028	108
Total lease payments	$2,810
Less: present value adjustment	(354)
Total lease liabilities	2,456
Less: current lease liability	(878)
Long-term operating lease liabilities	$1,578

The weighted-average remaining lease terms and discount rates related to our leases were as follows:

	September 30, 2024	September 30, 2023
Weighted -average remaining lease term (in years)	2.9	3.7
Weighted-average discount rate	9.9%	9.9%

Product Liability

The Company has not received any material product liability claims. Notwithstanding this, the Company has obtained insurance related to potential product liability claims.

Litigation and Claims

In the normal course of operations, the Company may become involved in various claims and legal proceedings related to, for example, the validity or scope of its intellectual property rights, employee-related matters, securities class actions, or adverse patient reactions. Additionally, during the normal course of business, the Company may be a party to legal claims that may not be covered by insurance. As of September 30, 2024 and December 31, 2023, the Company has not recorded accruals for probable losses related to any existing or pending litigation or claims as the Company’s management has determined that there are no matters where a potential loss is probable and reasonably estimable. The Company does not believe that any existing or pending claims would have a material impact on the Company’s consolidated financial statements.

French Regulatory Decision

On August 6, 2024, it was announced that the Agence Nationale de Sécurité du Médicament (“ANSM”), the French regulatory authority, has suspended sales of the Allurion Balloon in France, and the Company withdrew the device from the French market. The

Company has implemented a remediation plan to reduce certain risks associated with the advertising, follow-up program, and adverse events for the Allurion Balloon. For the three and nine months ended September 30, 2024, the Company recognized a reduction to revenues of $1.2 million for customer returns of the Allurion Balloon.

NYSE Continued Listing Standards

On August 12, 2024, we received a letter from the NYSE notifying us that, as of August 8, 2024, for the last 30 consecutive business days, the average closing price of the Company’s common stock was less than $1.00 per share, the minimum average closing bid price required by the continued listing requirements of Rule 802.01C of the NYSE Listed Company Manual. A company can regain compliance with the minimum share price requirement at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period, the company has (i) a closing share price of at least $1.00 and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. In the event that at the expiration of the six-month cure period, both a $1.00 closing share price on the last trading day of the cure period and a $1.00 average closing share price over the 30 trading-day period ending on the last trading day of the cure period are not attained, the NYSE will commence suspension and delisting procedures. We intend to monitor the closing bid price of our Common Stock and may, if appropriate, consider available options to regain compliance with the NYSE minimum share price requirement.

On August 29, 2024, we received written notice from the NYSE that we are not in compliance with the continued listing standard set forth in Section 802.01B of the NYSE’s Listed Company Manual because the average market capitalization of the Company was less than $50.0 million over the consecutive 30 trading-day period ended August 29, 2024 and the Company’s last reported stockholders’ equity as of August 29, 2024 was less than $50.0 million. In accordance with applicable NYSE procedures, we submitted a plan to the NYSE outlining measures designed to regain compliance with the continued listing standard within 18 months of receipt the written notice. If the NYSE accepts our plan, the NYSE will review the Company on a quarterly basis to confirm compliance with the plan.

17.
Geographic Information

Long-lived assets, consisting of property and equipment, net and ROU assets by geography were as follows (in thousands):

	September 30, 2024	December 31, 2023
United States	$4,690	$5,381
France	$673	1,010
All other countries	—	—
Long-lived assets	$5,363	$6,391

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

Consulting Agreement with Related Party

In September 2023, Allurion France, a French société par actions simplifiée and wholly-owned subsidiary of Allurion ("Allurion France"), entered into a corporate officer agreement with the Company's then-Chief Commercial Officer and Benoit Chardon Consulting, a French société à responsabilité limitée solely owned by Mr. Chardon ("BCC"), pursuant to which BCC agreed to serve as Managing Director of Allurion France. The corporate officer agreement provided that BCC would receive base consulting fees of €28,333.33 per month and additional variable compensation subject to the incentive plan terms issued annually by Allurion and conditional on meeting Allurion France and personal performance attainment defined each year by Allurion. This agreement was terminated on December 12, 2023 by virtue of the termination agreement described below, effective December 31, 2023.

Termination Agreement with Related Party

On December 12, 2023, Allurion France entered into a termination agreement with the Company's Chief Commercial Officer, Benoit Chardon, and BCC. Pursuant to the termination agreement, the parties agreed to terminate the corporate officer agreement as of December 31, 2023 and BCC resigned from its duties as managing director of Allurion France effective December 31, 2023. Allurion paid BCC all amounts due to it under the corporate officer agreement through December 31, 2023. In addition, Allurion paid BCC a lump-sum termination fee of $0.2 million.

Convertible Note Agreement with RTW

Pursuant to the Amended Note Purchase Agreement, on April 16, 2024, we issued and sold $48 million aggregate principal amount of convertible notes to RTW. RTW holds more than 5% of our outstanding Common Stock, has the right to designate an independent director nominee to be elected by our stockholders, is entitled to designate one representative to serve as a non-voting observer on our Board, and had the right to approve an additional director nominee for election In September 2024, we expanded our Board and appointed a new director in satisfaction of certain of these obligations to RTW as set forth in the Amended Note Purchase Agreement. Refer to Note 8, Debt, for additional information regarding the RTW Convertible Notes.

RTW Participation in Public Offering

In connection with the Public Offering, the Company issued and sold 239,842 shares of Common Stock and accompanying warrants to funds affiliated with RTW, for an aggregate purchase price of approximately $0.3 million. The Public Offering closed on July 1, 2024.

Private Placement with RTW

On June 28, 2024, pursuant to the Subscription Agreement, the Company agreed to sell to RTW 2,260,159 shares of Series A Preferred Stock, and 2,260,159 Private Placement Warrants, for an aggregate purchase price of approximately $2.7 million. The Private Placement closed on July 1, 2024.

19.
Subsequent Events

RTW PIPE Conversion

On October 22, 2024, funds affiliated with RTW provided notice to the Company of their election under the Amended and Restated RTW Side Letter, to surrender 749,998 shares of Common Stock of the Company representing $7.5 million in consideration for an additional Revenue Interest Financing Agreement. Accordingly, on October 30, 2024, the Company and the funds affiliated with RTW entered into the additional Revenue Interest Financing Agreement (the “New RIFA”). The New RIFA has substantially identical terms and conditions as the RIFA Amendment, except that the amount of financing provided under the New RIFA is equal to the conversion amount of $7.5 million.

Restructuring Plan

On November 6, 2024, the Company’s board of directors approved a restructuring plan to reduce operating costs and better align its workforce with the needs of its business. The majority of the restructuring is expected to be completed in the fourth quarter of 2024.

Under the restructuring plan, the Company is reducing its workforce by approximately 113 roles (approximately 50%). In connection with the restructuring, the Company estimates that it will incur one-time aggregate restructuring charges of approximately $3.5 million, which will be recorded primarily in the fourth quarter of 2024, related to severance payments and other employee-related costs. The cash payments related to the personnel-related restructuring will be paid primarily during the first quarter of 2025. The charges that the Company expects to incur in connection with the workforce reduction are subject to a number of assumptions, and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reduction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis includes information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion and analysis should be read together with the consolidated financial statements as of and for the three and nine months ended September 30, 2024 and September 30, 2023, and for the years ended December 31, 2023 and December 31, 2022 that are included in our Annual Report on Form 10-K filed with the SEC on March 26, 2024, as subsequently amended (as amended, the "Annual Report on Form 10-K"). This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the sections titled “Cautionary Statement Regarding Forward-Looking Statements,” “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. For purposes of this section, all references in this discussion and analysis to “Allurion,” the “Company”, “we,” “us,” or “our” refers to the business and operations of Allurion and its consolidated subsidiaries following the consummation of the Business Combination and to Legacy Allurion and its consolidated subsidiaries prior to the consummation of the Business Combination. “Legacy Allurion” refers to Allurion Technologies, LLC, which was previously known as Allurion Technologies Opco, Inc. (formerly Allurion Technologies, Inc.) prior to the consummation of the Business Combination.

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

Our products are currently sold in Europe, the Middle East, Africa, Latin America, Canada and the Asia-Pacific region. The U.S. Food and Drug Administration ("FDA") has approved the investigational device exemption ("IDE"), for Allurion’s AUDACITY clinical trial, a 48-week, prospective, randomized, open-label trial. We received approval of the IDE from the FDA in November 2021 to initiate the AUDACITY clinical trial in the United States. The first patient in the trial was treated in July 2022. During the third quarter of 2023, we completed the enrollment of 550 patients in the trial across 17 sites in the United States and the last patient in the trial was treated in September 2024. The results of the trial are expected to support a premarket approval submission to the FDA.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products and receipt and maintenance of regulatory approvals. We generated revenue of $26.5 million and $45.2 million for the nine months ended September 30, 2024 and 2023, respectively, and incurred a net loss of $5.6 million and $61.4 million for those same periods, respectively. We expect to continue to incur net losses for the foreseeable future as we focus on obtaining regulatory approvals for our products in new markets, reinstating regulatory approvals, refining our sales and marketing strategies, and continuing research and development efforts to further enhance our existing products. Further, following the closing of the Business Combination described below in “Recent Developments,” we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. As a result, we will need additional funding for expenses related to our operating activities, including selling, marketing, general and administrative expenses and research and development expenses.

Because of the numerous risks and uncertainties associated with obtaining and maintaining regulatory approval, market acceptance of our products, product development and enhancement, and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve profitability, we expect to finance our operations through a combination of equity offerings and debt financings. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the further development and commercialization efforts of one or more of our products, or may be forced to reduce or terminate our operations. See the subsections titled — “Liquidity and Capital Resources” and “Recent Developments” below.

Recent Developments

Business Combination Agreement

On February 9, 2023, Allurion Technologies Opco, Inc. (formerly Allurion Technologies, Inc., “Legacy Allurion”) and Allurion Technologies, Inc. (formerly Allurion Technologies Holdings, Inc.) entered into the Business Combination Agreement (as subsequently amended on May 2, 2023, the “Business Combination Agreement”) with Compute Health Acquisition Corp. (“CPUH” or "Compute Health"), Compute Health Corp. (“Merger Sub I”) and Compute Health LLC (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”). Pursuant to the Business Combination Agreement, on August 1, 2023 (the “Closing Date”), the Mergers (as defined below) were consummated in three steps: (a) Compute Health merged with and into Allurion (the “CPUH Merger”), with Allurion surviving the CPUH Merger as a publicly listed entity (the time at which the CPUH Merger became effective, the “CPUH Merger Effective Time”) and becoming the sole owner of the Merger Subs; (b) three hours following the consummation of the CPUH Merger, Merger Sub I merged with and into Legacy Allurion (the “Intermediate Merger” and the time at which the Intermediate Merger became effective, the “Intermediate Merger Effective Time”), with Legacy Allurion surviving the Intermediate Merger and becoming a direct, wholly-owned subsidiary of Allurion; and (c) thereafter, Legacy Allurion merged with and into Merger Sub II (the “Final Merger” and, collectively with the CPUH Merger and the Intermediate Merger, the “Mergers”, and together with all other transactions contemplated by the Business Combination Agreement, the “Business Combination”), with Merger Sub II surviving the Final Merger and remaining a direct, wholly-owned subsidiary of Allurion (the time at which the Final Merger became effective, the “Final Merger Effective Time”). Shares of Allurion's Common Stock (defined below) began trading on the New York Stock Exchange ("NYSE") under the ticker symbol “ALUR” on August 2, 2023. Upon completion of the Business Combination, Legacy Allurion's business operations continued as our business operations.

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

Amendment to RTW Side Letter

On April 14, 2024, we, Allurion Opco, Compute Health, Merger Sub II, RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd. and RTW Biotech Opportunities Operating Ltd. (as transferee from RTW Biotech Opportunities Ltd. (formerly known as RTW Venture Fund Limited)) (in each case, together with their successors and permitted assigns, the “Additional RIFA Investors”) entered into the First Amendment to Amended and Restated Letter Agreement (the “Side Letter Amendment”) to reflect certain modifications to the Amended and Restated RTW Side Letter in connection with the Purchasers’ purchase of the Notes. The Side Letter Amendment provides, among other things, that the Additional RIFA Investors may make a single election in certain circumstances to convert up to $7,500,000 of the purchase price that the Additional RIFA Investors paid for certain equity interests in the Company into an amount of financing provided by the Additional RIFA Investors to Allurion Opco pursuant to an additional revenue interest financing agreement with Allurion Opco.

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

Public Offering

On June 28, 2024, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Jefferies LLC and TD Securities (USA) LLC, as representative of the several underwriters (the "Underwriters"), pursuant to which the Company agreed to issue and sell 14,406,508 shares of the Company's Common Stock and warrants ("Public Offering Warrants") to purchase up to 14,406,508 shares of the Company's Common Stock at an offering price of $1.20 per share and accompanying warrant (the "Public Offering"). Pursuant to the Underwriting Agreement, the Company also granted the Underwriters an option exercisable for 30 days to purchase up to an additional 2,160,976 shares of Common Stock (the "Share Overallotment") and/or 2,160,976 Public Offering Warrants at the public offering price. The Public Offering closed on July 1, 2024 with net proceeds received of $15.2 million after deducting underwriting discounts of $1.0 million and offering costs of $1.0 million. Additionally, on July 1, 2024, the Underwriters exercised the option with respect to the Public Offering Warrants in full, which resulted in the issuance of an additional 2,160,976 Public Offering Warrants at the closing. Further, the Underwriters exercised a portion of the option with respect to the Common Stock on July 5, 2024 for net proceeds of $2.2 million, which resulted in the issuance of 1,927,265 shares of the Company's Common Stock at an offering price of $1.20 per share.

Private Placement

On June 28, 2024, the Company entered into a subscription agreement (the "Subscription Agreement") with RTW, pursuant to which the Company agreed to sell to RTW 2,260,159 shares of a newly created series of preferred stock, the Series A non-voting convertible preferred stock, par value $0.0001 per share ("Series A Preferred Stock"), and 2,260,159 private placement warrants ("Private Placement Warrants") to purchase Common Stock, equal to the per share Public Offering price for the shares of Common Stock and Public Offering Warrants in the Public Offering (the "Private Placement"). The Private Placement closed on July 1, 2024 with net proceeds received of $2.5 million after deducting offering costs of $0.2 million.

French Regulatory Decision

On August 6, 2024, it was announced that the Agence Nationale de Sécurité du Médicament (“ANSM”), the French regulatory authority, has suspended sales of the Allurion Balloon in France, and the Company withdrew the device from the French market., The Company submitted and has implemented a remediation plan to reduce certain risks associated with the advertising, follow-up program, and adverse events for the Allurion Balloon.

Although the Company disagrees with ANSM’s decision, it is fully cooperating and in active dialogue with the agency regarding the Company's remediation program prioritizing changes related to its advertising strategy, follow-up program and training programs to address ANSM’s concerns. The Company is committed to continuing its engagement with ANSM to identify a path that will enable the Company to resume the commercialization of the Allurion Balloon in France.

NYSE Continued Listing Standards

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

On August 29, 2024, we received written notice from the NYSE that we are not in compliance with the continued listing standard set forth in Section 802.01B of the NYSE’s Listed Company Manual because the average market capitalization of the Company was less than $50.0 million over the consecutive 30 trading-day period ended August 29, 2024 and the Company’s last reported stockholders’ equity as of August 29, 2024 was less than $50.0 million. In accordance with applicable NYSE procedures, we submitted a plan to the NYSE outlining measures designed to regain compliance with the continued listing standard within 18 months of receipt the written notice. If the NYSE accepts our plan, the NYSE will review the Company on a quarterly basis to confirm compliance with the plan.

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

Loss on extinguishment of debt

The loss on extinguishment of debt consists of the loss recognized upon the termination of our 2021 Term Loan and Fortress Term Loan.

Termination of convertible note side letters

The termination of convertible note side letters consists of the expense recognized related to the convertible note prepayment penalty and recognition of the PubCo Share liability and Base PubCo and Backstop Share liability.

Other Income, net

Other income, net consists of interest earned on our invested cash balances, which primarily consist of deposit accounts and money market funds, foreign currency transaction gains and losses and expense associated with our Success Fee derivative liability and Fortress Term Loan derivative liability. See Note 10, Fair Value Measurements, for further information.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)

The following table summarizes our results of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Revenue	$5,367	$18,200	$(12,833)	$26,519	$45,232	$(18,713)
Cost of revenue	2,256	4,232	(1,976)	7,549	10,165	(2,616)
Gross profit	3,111	13,968	(10,857)	18,970	35,067	(16,097)
Operating expenses:
Sales and marketing	5,197	13,989	(8,792)	18,060	36,127	(18,067)
Research and development	3,212	7,191	(3,979)	13,247	21,623	(8,376)
General and administrative	7,043	18,942	(11,899)	20,746	30,657	(9,911)
Total operating expenses:	15,452	40,122	(24,670)	52,053	88,407	(36,354)
Loss from operations	(12,341)	(26,154)	13,813	(33,083)	(53,340)	20,257
Other income (expense):
Interest expense	—	(2,586)	2,586	(2,264)	(7,331)	5,067
Changes in fair value of warrants	9,703	3,868	5,835	14,210	2,189	12,021
Change in fair value of debt	1,790	(6,008)	7,798	10,020	(3,751)	13,771
Changes in fair value of Revenue Interest Financing and PIPE conversion option	(11,104)	(2,040)	(9,064)	(9,608)	(2,040)	(7,568)
Changes in fair value of earn-out liabilities	2,260	24,330	(22,070)	22,140	24,330	(2,190)
Loss on extinguishment of debt	—	(3,929)	3,929	(8,713)	(3,929)	(4,784)
Termination of convertible note side letters	—	(9,466)	9,466	—	(17,598)	17,598
Other income, net	757	389	368	1,928	133	1,795
Total other income (expense):	3,406	4,558	(1,152)	27,713	(7,997)	35,710
Loss before income taxes:	(8,935)	(21,596)	12,661	(5,370)	(61,337)	55,967
Provision for income taxes:	(69)	(34)	(35)	(210)	(90)	(120)
Net loss	$(9,004)	$(21,630)	$12,626	$(5,580)	$(61,427)	$55,847

Revenue

Revenue decreased $12.8 million, or 71%, to $5.4 million and decreased $18.7 million, or 41%, to $26.5 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The decrease in revenue was primarily the result of decreased gastric balloon units sold due to macroeconomic headwinds in certain markets leading to lower re-order rates as distributors and certain accounts adjusted their inventory levels. Additionally, in August 2024, ANSM suspended sales of the Allurion balloon in France, resulting in a $1.2 million reduction to revenue for customer returns of the Allurion Balloon. The decrease in revenue was also attributable to selling less or no product to certain distributors and accounts to manage our credit risk.

Cost of Revenue

Cost of revenue decreased $2.0 million, or 47%, to $2.3 million for the three months ended September 30, 2024, and decreased $2.6 million, or 26%, to $7.5 million for the nine months ended September 30, 2024 compared to the same periods in 2023. The decrease in cost of revenue was a direct result of decreased gastric balloon units sold, partially offset by an increase in manufacturing expense, as less labor and overhead was absorbed due to lower production volumes.

Gross Profit

Gross profit decreased $10.9 million, or 78%, to $3.1 million for the three months ended September 30, 2024, and decreased $16.1 million, or 46%, to $19.0 million for the nine months ended September 30, 2024 compared to the same periods in 2023. The decrease in gross profit was primarily the result of an increase in our manufacturing expense, as less labor and overhead was absorbed due to lower production volumes, as well as a decrease in revenue and sales volume of our gastric balloon system. Additionally, in August 2024, ANSM suspended sales of the Allurion balloon in France, resulting in a $1.2 million reduction to revenue for customer returns of the Allurion Balloon.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses decreased $8.8 million, or 63%, to $5.2 million for the three months ended September 30, 2024, compared to the same period in 2023. The decrease in sales and marketing expenses was the result of a $5.3 million decrease in marketing expenditures driven by a reorganization of our selling and marketing spend focusing on more efficient channels and geographies, a $1.9 million decrease in shipping and logistics expenses, a $1.3 million decrease in salaries and related benefits, a $0.2 million decrease in meeting expenses, and a $0.1 million decrease in travel expenses.

Sales and marketing expenses decreased $18.1 million, or 50%, to $18.0 million for the nine months ended September 30, 2024, as compared to the same period in 2023. The decrease in sales and marketing expenses was the result of a $9.8 million decrease in marketing spend, a $3.4 million decrease in shipping and logistics expenses, a $2.8 million decrease in salaries, related benefits, and consulting costs, a $1.1 million decrease in meeting expenses, and a $0.6 million decrease in travel expenses.

Research and Development Expenses

Research and development expenses decreased $4.0 million, or 55%, to $3.2 million for the three months ended September 30, 2024, compared to the same period in 2023. The decrease in research and development expenses was primarily the result of a $2.4 million decrease in costs related to the AUDACITY clinical trial as it nears completion, a $1.0 million decrease attributable to salaries and related benefit costs due to lower headcount, and a $0.4 million decrease in outside consulting costs.

Research and development expenses decreased $8.4 million, or 39%, to $13.2 million for the nine months ended September 30, 2024, compared to the same period in 2023. The decrease in research and development expenses was primarily the result of a $4.8 million decrease in costs related to the AUDACITY clinical trial as it nears completion, a $2.4 million decrease attributable to salaries and related benefit costs due to lower headcount, and a $0.9 million decrease in outside consulting costs. We expect research and development expenses to continue to decrease in 2024 as our AUDACITY trial progresses toward completion.

General and Administrative Expenses

General and administrative expenses decreased $11.9 million, or 63%, to $7.0 million for the three months ended September 30, 2024, compared to the same period in 2023. The decrease in general and administrative expenses was primarily the result of a $4.6 million decrease in stock based compensation as the prior period consisted of a $4.9 million one-time charge as a result of the Business Combination, a $3.4 million decrease in insurance expense as the prior period consisted of a $3.6 million one-time insurance charge related to the Business Combination, a $1.8 million decrease attributable to salaries, benefits, and related costs, a $1.0 million decrease in bad debt expense, and a $0.8 million decrease in legal and professional fees, primarily driven by $1.2 million in one-time charges in the prior period related to the Business Combination.

General and administrative expenses decreased $9.9 million, or 32%, to $20.7 million for the nine months ended September 30, 2024, compared to the same period in 2023. The decrease in general and administrative expenses was primarily the result of a $4.1 million decrease in stock based compensation as the prior period consisted of a $4.9 million one-time charge as a result of the Business Combination, a $3.9 million decrease in bad debt expense, a $2.9 million decrease in insurance expense as the prior period consisted of a $3.6 million one-time insurance charge related to the Business Combination, partially offset by an increase in director and officer insurance in the current year, and a $0.6 million decrease attributable to salaries, benefits, and related costs. These decreases were partially offset by $1.7 million of legal and professional fees, driven by $1.4 million of one-time legal fees in connection with the Amended Note Purchase Agreement with RTW and $0.9 million of offering costs expensed as part of the Public Offering and Private Placement in July 2024.

Other income (expense)

Interest Expense

Interest expense decreased $2.6 million, or 100%, to zero for the three months ended September 30, 2024 and $5.1 million, or 69%, to $2.3 million for the nine months ended September 30, 2024, compared to the same periods in 2023. The decrease in interest expense was due the termination of our Fortress Term Loan in April 2024, as well as a reduction in principal of our Fortress Term Loan as compared to our 2021 Term Loan during the comparable nine month period.

Change in Fair Value of Warrants

The $9.7 million gain and $14.2 million gain attributable to the change in fair value of warrants for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, were due to mark to market fluctuations in our warrant liabilities due to the decline in value of our Common Stock during the periods, as well as the issuance of the Public Offering Warrants and Private Placement Warrants on July 1, 2024, for which there were no comparable mark to market fluctuations in the prior period.

Change in Fair Value of Debt

The $1.8 million and $10.0 million gain attributable to the change in fair value of debt for each of the three and nine months ended September 30, 2024, compared to the same periods in 2023, was due to mark to market fluctuations in our convertible debt.

Change in Fair Value of Revenue Interest Financing and PIPE Conversion Option

The $11.1 million loss attributable to the change in fair value of the Revenue Interest Financing and PIPE Conversion Option for the three months ended September 30, 2024, compared to the same period in 2023, was primarily due to a $6.7 million loss related to the change in fair value of the Revenue Interest Financing and a $4.4 million loss on PIPE Conversion Option primarily driven by a decrease in the discount rate. The $9.6 million loss attributable to the change in fair value of the Revenue Interest Financing and PIPE Conversion Option for the nine months ended September 30, 2024, compared to the same period in 2023, was primarily due to a $5.4 million loss related to the change in fair value in the Revenue Interest Financing from December 31, 2023 to September 30, 2024 and a $4.3 million loss in the change in fair value of the PIPE Conversion Option from December 31, 2023 to September 30, 2024.

Change in Fair Value of Earn-Out Liabilities

The $2.3 million gain attributable to the change in the fair value of earn-out liabilities for the three months ended September 30, 2024 and the $22.1 million gain attributable to the change in the fair value of the earn-out liabilities for the nine months ended September 30, 2024 were due to the decrease in the Company's stock price from December 31, 2023 to September 30, 2024.

Loss on extinguishment of debt

Loss on extinguishment of debt decreased $3.9 million, or 100%, to zero for the three months ended September 30, 2024, compared to the same period in 2023. The decrease was due to a $3.9 million loss on the extinguishment of the 2021 Term Loan with Runway during the comparable period. Loss on extinguishment of debt increased $4.8 million, or 122%, to $8.7 million for the nine months ended September 30, 2024, compared to the same period in 2023. This increase was due to the $8.7 million loss on extinguishment of our Fortress Term Loan in April 2024, compared to the $3.9 million loss on the extinguishment of our 2021 Term Loan with Runway in August 2023.

Termination of convertible note side letters

Termination of convertible note side letters decreased $9.5 million, or 100%, to zero for the three months ended September 30, 2024 and $17.6 million, or 100%, to zero for the nine months ended September 30, 2024, compared to the same periods in 2023. The decreases were primarily due to changes in the PubCo Share Liability, Base PubCo Shares and Backstop Shares liabilities driven by the use of the full backstop during the comparable periods for which there were no comparable liabilities in the current period.

Other Income, Net

The change in Other income, net for the three months ended September 30, 2024 compared to the same period in 2023 was a gain of $0.4 million attributable to a $0.4 million gain related to fluctuations in exchange rates of foreign currencies. The change in Other income, net for the nine months ended September 30, 2024 compared to the same period in 2023 was a gain of $1.8 million, primarily driven by the $2.1 million write-off of the term loan derivative liability to zero in connection with the termination of the Fortress Term Loan and a $1.1 million gain in interest income, partially offset by a $1.1 million loss related to the Amended Note Purchase Agreement.

Provision for Income Taxes

We recorded a provision for income taxes of $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively. These provisions for income taxes are due to net income in certain foreign jurisdictions.

Liquidity and Capital Resources

Since our inception, we have primarily obtained cash to fund our operations through the sale of Allurion preferred stock and common stock, issuance of term loans, royalty arrangements, and issuance of convertible debt instruments. As of September 30, 2024, we had $28.7 million in cash and cash equivalents. We incurred a net loss of $5.6 million and $61.4 million for the nine months ended September 30, 2024 and 2023, respectively. We incurred cash outflows from operating activities of $29.0 million and $43.1 million during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $218.4 million. We expect to continue to generate significant operating losses for the foreseeable future.

Our future capital requirements will depend on many factors, including:

•
the emergence of competing innovative weight loss experiences and other adverse marketing developments;
•
the timing and extent of our sales and marketing and research and development expenditures; and
•
any investments or acquisitions we may choose to pursue in the future.

Our revenue for the nine months ended September 30, 2024 was $26.5 million, which represented a quarter-over-quarter decrease of 41%. The decrease in revenue was primarily the result of lower re-order rates as distributors and certain accounts adjusted their inventory levels. The decrease in revenue was also attributable to selling less or no product to certain distributors and accounts to manage our credit risk. Additionally, in August 2024, ANSM suspended sales of the Allurion balloon in France, resulting in a reduction to revenue for customer returns of the Allurion Balloon. If our current cash and anticipated revenue and resulting cash flows from operations are insufficient to satisfy our liquidity requirements, due to increased expenditures, lower demand for or sales of our gastric balloon system, the occurrence of other events or the realization of the risks described in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K under the heading "Risk Factors," we may be required to raise additional capital through the issuances of public or private equity or debt financing or other capital sources earlier than expected.

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

Financing Arrangements

Public Offering and Concurrent Private Placement

On July 1, 2024, we received $15.2 million in net proceeds from the issuance of 14,406,508 shares of Common Stock and 16,567,484 Public Offering Warrants and $2.5 million in net proceeds from the sale and issuance of 2,260,159 shares of Series A Preferred Stock and 2,260,159 Private Placement Warrants in the Private Placement, in each case at an offering price of $1.20 per share and accompanying warrant. On July 5, 2024, the Underwriters partially exercised their option to purchase an additional 1,927,265 shares of Common Stock for additional net proceeds of $2.2 million.

Note Purchase Agreement

On April 16, 2024, we received $48 million in gross proceeds from the Amended Note Purchase Agreement with RTW, which proceeds were used to repay all outstanding principal, accrued and unpaid interest and other obligations with respect to the Fortress Term Loan.

As of September 30, 2024, $48.0 million of the RTW Convertible Notes remains outstanding and is included in convertible notes payable, net of discounts on our consolidated balance sheets. See Note 8, Debt, in the notes to our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 included within this Quarterly Report on Form 10-Q for additional details regarding the RTW Convertible Notes.

Chardan Purchase Agreement

On December 18, 2023, we entered into the Purchase Agreement with Chardan. Pursuant to the Purchase Agreement, we have the right from time to time at our option to sell to Chardan up to the lesser of (i) $100,000,000 in aggregate gross purchase price of newly issued shares of our Common Stock, and (ii) the Exchange Cap, subject to certain conditions.

As of September 30, 2024, we have received $0.4 million in net proceeds from sales of shares of our Common Stock pursuant to the Purchase Agreement with Chardan.

Revenue Interest Financing Agreement

On August 1, 2023, we received $40.0 million in proceeds from the Revenue Interest Financing Agreement with RTW, which matures in December 2030. We entered into the Revenue Interest Financing Agreement on February 9, 2023 and received the proceeds at the closing of the Business Combination. On April 14, 2024, the Revenue Interest Financing Agreement was amended to, among other things, increase the rate of revenue interest payments to be paid to RTW. The Revenue Interest Financing Agreement is included in Revenue Interest Financing liability on our consolidated balance sheet as of September 30, 2024. See Note 9, Revenue Interest Financing, Side Letter, and PIPE Conversion Option in the notes to our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 included within this Quarterly Report on Form 10-Q for additional details regarding the Revenue Interest Financing Agreement.

On October 22, 2024, funds affiliated with RTW provided notice to the Company of their election under the RTW Side Letter, to surrender 749,998 shares of common stock of the Company representing $7.5 million in consideration for an additional Revenue

Interest Financing Agreement. Accordingly, on October 30, 2024, the Company and the funds affiliated with RTW entered into the New RIFA.

Material Cash Requirements for Known Contractual and Other Obligations

Leases

We have entered into various non-cancellable operating leases for our corporate office, manufacturing facilities, research and development labs, management office space and certain equipment. The leases have varying terms expiring between 2025 and 2028. See Note 16, Commitments and Contingencies of the notes to our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 for additional details related to our noncancelable operating leases.

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

Further, on October 22, 2024, funds affiliated with RTW provided notice to the Company of their election under the RTW Side Letter, to surrender 749,998 shares of common stock of the Company representing $7,500,000 in consideration for an additional Revenue Interest Financing Agreement. Accordingly, on October 30, 2024, the Company and the funds affiliated with RTW entered into the New RIFA. The New RIFA has substantially identical terms and conditions as the RIFA Amendment, except that the amount of financing provided under the New RIFA is equal to the conversion amount of $7.5 million.

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

Cash Flows

The following table sets forth a summary of cash flows for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Net cash used in operating activities	$(29,026)	$(43,111)
Net cash used in investing activities	(611)	(1,208)
Net cash provided by (used in) financing activities	20,261	116,394
Net increase (decrease) in cash and cash equivalents, and restricted cash	$(9,376)	$72,075

Net Cash Used in Operating Activities

Nine Months Ended September 30, 2024 and 2023

During the nine months ended September 30, 2024, operating activities used $29.0 million of cash, resulting in a net loss of $5.6 million, non-cash income of $23.0 million, and net cash used from changes in our operating assets and liabilities of $0.4 million.

Non-cash income consisted of $22.1 million of income related to the change in fair value of our earn-out liabilities, $14.2 million of mark to market adjustments related to our warrant liabilities, $10.0 million of income related to the change in fair value of our convertible debt, $2.5 million of interest paid on debt recorded at fair value, and $1.9 million of income related to the change in fair value of our term loan derivative liability. This non-cash income was partially offset by a $9.6 million loss on the change in fair value of our Revenue Interest Financing and PIPE Conversion Option, an $8.7 million loss on the extinguishment of our Fortress Term Loan, $2.2 million of stock-based compensation expense, $1.5 million of non-cash interest expense, $1.4 million of debt issuance costs associated with debt at fair value, a $1.1 million provision for uncollectible accounts, a $1.1 million provision for inventory, $0.9 million of issuance costs associated with warrants recorded at fair value, $0.8 million of depreciation and amortization expense, and $0.6 million of non-cash lease expense.

Net cash provided by changes in our operating assets and liabilities consisted of a $7.2 million decrease in accounts receivable, a $0.6 million decrease in inventory, and a $0.7 million decrease in prepaid expenses, other current and long-term assets, partially offset by a net $8.4 million decrease in accounts payable, accrued expenses and other current liabilities and a $0.6 million decrease in our lease liabilities.

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

Net Cash Used in Investing Activities

Nine Months Ended September 30, 2024 and 2023

During the nine months ended September 30, 2024 and September 30, 2023, cash used in investing activities was $0.6 million and $1.2 million, respectively, consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Nine Months Ended September 30, 2024 and 2023

During the nine months ended September 30, 2024, cash provided by financing activities was $20.3 million, consisting of $48.0 million in proceeds from the issuance of convertible notes, $18.2 million in net proceeds from the Public Offering, $2.7 million in net proceeds from the Private Placement, and $0.4 million of proceeds from our equity line financing, partially offset by $47.7 million repayment of the Fortress Term Loan and a $1.4 million payment of debt issuance costs.

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

Valuation of Revenue Interest Financing and PIPE Conversion Option

In connection with the Business Combination, we entered into the Revenue Interest Financing Agreement with RTW, under which the Company received $40.0 million upfront. In exchange, we are obligated to remit to RTW certain revenue interest payments on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by Allurion and its subsidiaries until December 31, 2030. We account for the Revenue Interest Financing Agreement under the fair value option election of ASC 825, Financial Instruments. The Revenue Interest Financing Agreement accounted for under the FVO election is a debt host financial instrument containing embedded features wherein the entire financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The fair value of the Revenue Interest Financing is calculated using a discounted cash flow method under the income approach utilizing future revenue projections and a discount rate. Changes in the estimated fair value of the Revenue Interest Financing Agreement are recorded as a component of Other income (expense) in the condensed consolidated statements of operations. A portion of the estimated change in fair value must be reported in other comprehensive loss to the extent that it is attributable to instrument-specific credit risk. As a result of electing the FVO, direct costs and fees related to the Revenue Interest Financing are expensed as incurred.

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

Valuation of RTW Convertible Notes

We entered into the Amended Note Purchase Agreement with RTW on April 16, 2024, under which the Company issued and sold $48.0 million aggregate principal amount of convertible senior secured notes. We account for the RTW Convertible Notes under the FVO election of ASC 825, as the Amended Note Purchase Agreement is a financial instrument containing embedded features where the entire financial instrument is measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The fair value of the RTW Convertible Notes is measured using a discounted cash flow method under the income approach with a MCSM used to determine the simulated stock price at each payment date and event that may trigger conversion of the RTW Convertible Notes. The fair value is measured using a combination of observable (Level 2) and unobservable (Level 3) inputs, which include probabilities of various conversion scenarios, volatility, estimated market yields, and expected term. The determination of the fair value of the RTW Convertible Notes is complex and highly judgmental due to the significant estimation required.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents totaling $28.7 million at September 30, 2024. Cash equivalents were invested primarily in money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under our investment policy, we invest in highly rated securities, issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, net loss or cash flows.

As of September 30, 2024, we had no variable rate debt outstanding.

Foreign Currency Exchange Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include transaction gains and losses associated with transactions denominated in currencies other than a location’s functional currency and the remeasurement of foreign currencies to our U.S. dollar reporting currency. As such, we have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations. Transaction gains or losses are included in other income, net in the consolidated statements of operations, as incurred.

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

To date, we have not engaged in any foreign currency hedging activities. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency exchange rates. During the nine months ended September 30, 2024, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would have had an impact of approximately 6% on revenues and 2% on expenses and would have impacted our net income by approximately 2%. During the nine months ended September 30, 2023, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would have had an impact of approximately 5% on revenues and 2% on expenses and would have impacted our net loss by approximately 1%.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2024 as a result of the material weaknesses in our internal control over financial reporting discussed below.

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

Although we launched the Allurion Balloon commercially in January 2016 and have placed over 150,000 units to date in various countries outside the U.S., we do not have as much post-market surveillance data as our competitors and may not have clearly identified all possible or actual risks of our products. Furthermore, if our clinical trials do not produce patient data that compares favorably with products that are already on the market, health care providers and patients may opt not to use our products, and our business would suffer.

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

We are not in compliance with the NYSE’s minimum share price requirement or its minimum market capitalization standard and thus are at risk of the NYSE delisting shares of our Common Stock, which would have an adverse impact on the trading volume, liquidity and market price of shares of our Common Stock.

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

On August 29, 2024, we received a notice from the NYSE notifying us that as of August 29, 2024, we are not in compliance with the continued listing standard set forth in Section 802.01B of the NYSE’s Listed Company Manual (the “Minimum Market Capitalization Standard”) because our average market capitalization was less than $50.0 million over the consecutive 30 trading-day period ended August 29, 2024 and our last reported stockholders’ equity as of August 29, 2024 was less than $50.0 million. In accordance with applicable NYSE procedures, within 45 days of receipt of the notice, we submitted a plan to the NYSE advising it of outlining measures that would bring us into conformity with the Minimum Market Capitalization Standard within 18 months of receipt of the notice (the “Cure Period”). The NYSE will evaluate the plan and determine whether the Company has made a reasonable demonstration of its ability to come into conformity with the relevant listing standards within the Cure Period. If the NYSE accepts our plan, the NYSE will review us on a quarterly basis to confirm compliance with the plan. If our plan is not accepted, we fail to comply with the plan or we do not meet the Minimum Market Capitalization Standard at the end of the Cure Period, we will be subject to NYSE’s prompt initiation of suspension and delisting procedures.

We cannot assure you that we will be able to cure these deficiencies or comply with other NYSE continued listing standards. A delisting of shares of our Common Stock from the NYSE could negatively impact us as it would likely reduce the liquidity and market price of shares of our Common Stock, reduce the number of investors willing to hold or acquire shares of our Common Stock, and negatively impact our ability to access equity markets and obtain financing.

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

On April 16, 2024, we issued an aggregate principal amount of $48 million of Notes due April 16, 2031. The interest rate is fixed at 6.00% per annum and is payable quarterly in cash or, at our option, in kind for the first three years. In addition, upon consummation of the Business Combination, we received an investment of $40 million from RTW in exchange for future royalty payments pursuant to the Revenue Interest Financing; we are also required to make royalty payments on an additional $7.5 million under the New RIFA. We may also incur additional indebtedness to meet future financing needs.

Our ability to make scheduled payments of debt principal and interest on our existing or future indebtedness, or to refinance our indebtedness, and to pay our royalty obligations, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our debt, including the Amended Note Purchase Agreement, contains certain financial covenants relating to minimum liquidity and minimum revenue requirements. We have received waivers of minimum liquidity and minimum revenue requirements under debt arrangements in the past, but there is no guarantee that we will not need to obtain waivers of financial covenants in the future or that, should we require them, that we would obtain such waiver on terms favorable to the Company, or at all. To the extent that we are unable to continue to comply with such ongoing minimum liquidity and revenue requirements, including as a result of any weakness in our business or macroeconomic trends, and are unable to procure additional waivers from RTW or other lenders in the future, such lenders may pursue a number of actions, including declaring us in breach of our covenants, requiring conditions to cure such breaches and/or exercising foreclosure remedies. Any or all of these actions may materially impact our working capital, and our business may not continue to generate sufficient cash flows from operations to fund operations, service our debt, and satisfy our royalty payment obligations. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as raising additional capital on terms that may be unfavorable, selling assets or portions of our business, or ceasing operations. Our ability to refinance our existing or any future indebtedness will depend on the capital markets and our financial condition at such time.We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

In addition, our indebtedness owed to RTW is collateralized by substantially all of our assets and subject to customary financial and operating covenants limiting our ability to, among other things, incur additional indebtedness, change our material line of business, modify our organizational documents, create liens, sell assets, or prepay other indebtedness. These covenants may make it difficult to operate our business. We are also subject to standard event of default provisions under the Revenue Interest Financing Agreement, New RIFA and the Amended Note Purchase Agreement, that, if triggered, would allow the debt to be accelerated, which could significantly deplete our cash resources, cause us to raise additional capital at unfavorable terms, require us to sell portions of our business or result in us becoming insolvent. The existing collateral pledged to RTW, and the covenants to which we are bound, may (i) prevent us from being able to secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions, (ii) heighten our vulnerability to downturns in our business, industry or the economy in general, (iii) limit our ability to adjust to changing market conditions, and (iv) place us at a competitive disadvantage compared to our competitors who have greater capital resources.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities, Use of Proceeds

Not applicable.

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

Restructuring Plan

On November 6, 2024, the Company’s board of directors approved a restructuring plan to reduce operating costs and better align its workforce with the needs of its business. The majority of the restructuring is expected to be completed in the fourth quarter of 2024.

Under the restructuring plan, the Company is reducing its workforce by approximately 113 roles (approximately 50%). In connection with the restructuring, the Company estimates that it will incur one-time aggregate restructuring charges of approximately $3.5 million, which will be recorded primarily in the fourth quarter of 2024, related to severance payments and other employee-related costs. The cash payments related to the personnel-related restructuring will be paid primarily during the first quarter of 2025. The charges that the Company expects to incur in connection with the workforce reduction are subject to a number of assumptions, and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reduction.

Item 6. Exhibits.

The following list of exhibits includes exhibits submitted with this Quarterly Report on Form 10-Q as filed with the SEC and those incorporated by reference to other filings.

Exhibit Number	Description	Incorporated by Reference herein from - Form or Schedule	File Number	Exhibit	Filed Date
3.1	Amended and Restated Certificate of Incorporation of Allurion Technologies, Inc. (f/k/a Allurion Technologies Holdings, Inc.)	8-K	001-41767	3.1	August 7, 2023
3.2	Bylaws of Allurion Technologies, Inc. (f/k/a Allurion Technologies Holdings, Inc.)	8-K	001-41767	3.2	August 7, 2023
3.3	Certificate of Designations of Preference Rights and Limitations of Series A Non-Voting Convertible Preferred Stock.	8-K	001-41767	3.1	July 1, 2024
4.1	Warrant Agreement, dated February 4, 2021, between Compute Health Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-40001	4.1	February 9, 2021
4.2	Amendment to Warrant Agreement, dated August 1, 2023, by and between Compute Health and Continental Stock Transfer & Trust Company.	8-K	001-41767	4.2	August 7, 2023
4.3	Warrant Assignment, Assumption and Amendment Agreement, dated August 1, 2023, by and among Compute Health Acquisition Corp., New Allurion Holdings, Inc., and Continental Stock Transfer & Trust Company.	8-K	001-41767	4.3	August 7, 2023
4.4	Form of Public Warrant.	8-K	001-41767	4.1	July 1, 2024
4.5	Form of Private Placement Warrant.	8-K	001-41767	4.2	July 1, 2024
10.1#+	Note Purchase Agreement dated as of April 14, 2024, by and among Allurion Technologies, Inc., RTW Investments, LP, as agent for the purchasers part thereto from time to time, and Acquiom Agency Services LLC, as collateral agent for the purchasers.	8-K	001-41767	10.1	April 17, 2024
10.2#	Omnibus Amendment, dated as of April 14, 2024, by and among Allurion Technologies, Inc., Allurion Technologies, LLC and certain entities that have engaged RTW Investments, LP as investment manager.	8-K	001-41767	10.2	April 17, 2024
10.3#	First Amendment to Amended and Restated Letter Agreement, dated as of April 14, 2024, by and among Allurion Technologies, Inc., Allurion Technologies, LLC, RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd. and RTW Biotech Opportunities Operating Ltd.	8-K	001-41767	10.3	April 17, 2024
10.4#	First Amendment to Note Purchase Agreement, dated as of April 16, 2024, by and among Allurion Technologies, Inc., RTW Investments, LP, as agent for the purchasers party thereto from time to time, and Acquiom Agency Services LLC, as collateral agent for the purchasers.	8-K	001-41767	10.4	April 17, 2024
10.5	Subscription Agreement, dated as of June 28, 2024, between Allurion Technologies, Inc. and the investors named therein.	8-K	001-41767	10.1	July 1, 2024
10.6	Eighth Amendment to 14 Huron Lease, dated as of April 3, 2024, by and between Allurion Technologies, Inc. and Fourteen Huron Drive, LLC.	10-Q	001-41767	10.6	August 14, 2024
10.7†++	Offer Letter dated May 17, 2024 with Ojas Buch.	10-Q	001-41767	10.7	August 14, 2024

10.8#	Revenue Interest Financing Agreement, dated as of October 30, 2024, by and among Allurion Technologies, LLC, RTW Master Fund Ltd., RTW Innovation Master Fund, Ltd. and RTW Biotech Opportunities Operating Ltd.	8-K	001-41767	10.1	November 4, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Allurion Technologies, Inc.

Date: November 13, 2024	By:	/s/ Shantanu Gaur
Shantanu Gaur
Chief Executive Officer and President

Date: November 13, 2024	By:	/s/ Chris Geberth
Chris Geberth
Chief Financial Officer