Form 10-K
period 2024-12-31
ALLURION TECHNOLOGIES, INC.
filed 2025-03-27
CIK 1964979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-41767

Allurion Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	92-2182207
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11 Huron Drive Natick, MA	01760
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 647-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ALUR	The New York Stock Exchange
Warrants to purchase 0.056818 shares of Common Stock for $202.50 per share	ALUR WS	The New York Stock Exchange

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

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $24.95 per share of the Registrant’s common stock as reported by The New York Stock Exchange on June 28, 2024, the last business day of the Registrant's second fiscal quarter, was approximately $109,264,683.

The number of shares of Registrant’s common stock outstanding as of March 24, 2025 was 5,963,549.

i

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, which are not purely historical, include, but are not limited to, statements regarding the plans, strategies and prospects, both business and financial, of Allurion Technologies, Inc. (“Allurion”, the "Company", "we", "our", or "us"). Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements

Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes”, “estimates”, “expects”, “projects”, “target”, “goal”, “forecasts”, “may”, “will”, “potential”, “should”, “would”, “could”, “future”, “seeks”, “plans”, “predicts”, “propose”, “scheduled”, “anticipates”, “intends”, or similar expressions. Such statements are based on the beliefs and assumptions of the management of Allurion. Although Allurion believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, Allurion cannot assure you that it will achieve or realize these plans, intentions or expectations.

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
•
implement and achieve business plans, forecasts, and other expectations, including any financial projections provided to PIPE Investors (as defined herein) in connection with the Business Combination, the Purchasers in connection with the RTW Convertible Notes (as defined herein), and the investors in any offering, and identify and realize additional opportunities;
•
manage risks associated with the management of Allurion having limited experience operating as a public company;
•
commercialize current and future products and services and create sufficient demand among health care providers and patients for such products, including the recent launch of our compounded GLP-1 program and achieving the expected benefits of such program;
•
successfully complete current and future preclinical studies and clinical trials of the swallowable, ProcedurelessTM intragastric balloon for weight loss developed by us (the “Allurion Balloon”) and any other future product candidates;
•
obtain market acceptance of the Allurion Balloon as safe and effective;
•
cost-effectively sell existing and future products through distribution arrangements with distributors and/or successfully adopt a direct sales force as part of a hybrid sales model that includes both distributors and a direct sales effort;

•
timely collect accounts receivable from our customers;
•
obtain regulatory approval or clearance in the U.S. and certain jurisdictions for current and future products and maintain previously obtained approvals and/or clearances in those jurisdictions where products and services are currently offered;
•
successfully resume sales of the Allurion Balloon in any country that suspends sales of our products;
•
accurately forecast customer demand and manufacture sufficient quantities of products that patients and health care providers request;
•
successfully compete in the highly competitive and rapidly changing regulated industries in which we operate, and effectively address changes in such industries, including changes in competitors’ products and services and changes in the laws and regulations that affect us;
•
successfully manage any future international expansion of our business and navigate business, regulatory, political, operational, financial, and economic risks associated with doing business internationally;
•
successfully manage any future growth or contraction in Allurion’s business;
•
contract with third-party suppliers, manufacturers and providers and monitor their ability to perform adequately under those arrangements;
•
comply with applicable legal and regulatory obligations;
•
obtain and maintain intellectual property protection for our products and technologies and acquire or license (on commercially reasonable terms) intellectual property from third parties;
•
sell products, and use proprietary technologies, without infringing, misappropriating, or otherwise violating the proprietary rights or intellectual property of third parties;
•
manage the impact of any significant acquisitions, dispositions, and other similar or material transactions;
•
implement and maintain effective internal controls;
•
manage the effects of natural disasters, acts of war or terrorism, the spread and/or abatement of infectious diseases, general economic and political conditions such as recessions, interest rates, fuel prices, trade wars, and currency fluctuations, and other events beyond our reasonable control, including with respect to potential operational disruptions, labor disruptions, increased costs, and impacts to demand related thereto, on our ability to implement business plans, forecasts, and other expectations; and
•
other factors detailed under the section entitled “Risk Factors.”

We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect Allurion’s business, financial condition, results of operations, prospects, business strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described in the section entitled “Risk Factors” beginning on page 29 and elsewhere in this Annual Report on Form 10-K. These risks are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors that could adversely impact our business and financial performance. Moreover, Allurion operates in very competitive and rapidly changing environments. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K.

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

BASIS OF PRESENTATION

In January 2025, we effected a 1-for-25 reverse stock split (the “Reverse Stock Split”) of our common stock, par value $0.0001 per share (“common stock”). As a result, every 25 shares of our issued common stock were combined into one share of our common stock. No fractional shares of our common stock were issued as a result of the Reverse Stock Split. Stockholders who would otherwise have held a fraction of a share of common stock of the Company automatically received an additional fraction of a share of Common Stock to round up to the next whole share. As a result of the Reverse Stock Split, proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding warrants and options to purchase shares of our common stock. Accordingly, unless otherwise noted, all share and per share amounts for all periods presented in this Annual Report on Form 10-K have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split. The shares of our common stock retained a par value of $0.0001 per share.

PART I

Item 1. Business.

Unless the context otherwise requires, all references in this section to the “company”, “we”, “us”, or “our” refer to the business of Allurion Technologies, LLC, which was previously known as Allurion Technologies Opco, Inc. (formerly Allurion Technologies, Inc., a Delaware corporation formed in 2009), which is sometimes referred to as Legacy Allurion, and its subsidiaries prior to the consummation of the Business Combination, and to Allurion (formerly known as Allurion Technologies Holdings, Inc., a Delaware corporation formed in 2023) and its subsidiaries after giving effect to the Business Combination.

Overview

Our company is dedicated to ending obesity by creating a best-in-class weight loss platform to treat the estimated two billion people globally who are overweight. Our platform, the Allurion Program (the "Allurion Program"), features the world’s first and only swallowable, ProcedurelessTM intragastric balloon for weight loss (the "Allurion Balloon") and offers access to artificial intelligence ("AI")-powered remote patient monitoring tools, a proprietary behavior change program, secure messaging and video telehealth that are delivered by the Allurion Virtual Care Suite (“VCS”). Over 150,000 patients have already been treated commercially with the Allurion Balloon in over 50 countries outside of the United States.

The Allurion Program was designed to achieve metabolically healthy weight loss, which entails losing weight, maintaining that weight loss, and maintaining or increasing muscle mass in the process. Unlike other options that lead to short-term weight loss and muscle wasting, the Allurion Program is intended to deliver longer lasting results while reducing fat and not muscle. We believe the Allurion Program is also synergistic in combination with other weight loss therapies, including glucagon-like peptide 1 ("GLP-1") receptor agonists.

The Allurion Balloon is swallowed as a capsule under the guidance of a health care provider without surgery, endoscopy, or anesthesia. The placement takes approximately 15 minutes during an outpatient visit (though times may vary across different outpatient offices). We believe the proprietary technologies that differentiate the Allurion Balloon enable improved safety and efficacy outcomes. In a prospective, non-randomized, open-label, registry trial, the Allurion Balloon demonstrated significant weight loss and low device- or procedure-related rates of serious adverse events, both of which results we believe compare favorably to that of our competitors.

The VCS is comprised of the following tools to support patients’ weight loss experience, which we believe benefit both patients and health care providers:

•
For Allurion Program patients: Every current Allurion Program patient receives an Allurion Connected Scale (“Allurion Connected Scale”) and access to our mobile app (“App”), which integrates data from the Allurion Connected Scale and wearable trackers, to conveniently monitor weight, muscle mass, body fat, activity, sleep, and several other critical metrics. The App can also enable secure messaging and video telehealth with the patient’s care team and can deliver content from Allurion’s behavior change program—a library of 100 weight loss actions related to diet, nutrition, exercise, muscle preservation, mental health, sleep, goal setting, and a number of other topics-directly to the patient. The App also provides access to Coach Iris, a generative AI-powered health coach designed to enhance outcomes with the Allurion Program, offer always-on support, education and motivation, and maximize clinical efficiency. The App is available in 15 languages.
•
For Allurion Program providers: Every Allurion Program provider receives access to our clinic dashboard - Allurion Insights. Allurion Insights provides end-to-end remote patient monitoring powered by the Allurion Iris AI platform, which leverages machine learning to deliver key insights and streamline workflow. Allurion Insights also offers real-time access to patient data and AI-powered analytics, 1:1 video telehealth and secure messaging directly to the patient’s App, note functionality to keep track of patient encounters, and clinic-wide metrics that provide a snapshot of the clinic’s overall performance.

In addition to its use by Allurion Balloon patients, we believe the VCS can potentially be a platform for optimal long-term follow-up after other medical and surgical weight loss interventions in the future. We have incorporated a Treatment Tracking and Clinic-Led Onboarding feature into VCS that enables seamless onboarding and management of patients undergoing one or multiple weight loss treatments, including gastric balloons such as the Allurion Balloon, surgery, or medications, and in April 2024 launched the VCS in the United States for patients utilizing other weight loss treatments, including anti-obesity medications and bariatric surgery.

In November 2024, we launched AllurionMeds, a unique offering to patients that combines affordable and accessible weight loss medications with our AI-native platform to promote long-term weight maintenance, virtual access to dieticians, and an Allurion Connected Scale measuring not just weight but muscle and bone mass.

We have assembled a broad portfolio of intellectual property related the Allurion Balloon and the VCS platform. We believe this intellectual property, combined with our proprietary manufacturing processes and the regulatory approvals we have successfully obtained outside of the United States, provide us with a strong market position. As of December 31, 2024, we owned or had rights to 19 issued and six pending patents in the United States related to various aspects of our Allurion Balloon such as a swallowable, self-deflating and naturally passing gastric balloon, improvements to the fill and release valves therein, methods for deploying and releasing a gastric balloon within the body, and next generation fill and release valves. In addition, as of December 31, 2024, we had 42 issued and five patents pending outside of the United States. We intend to continue to expand our intellectual property portfolio and invest in protecting new innovations.

To date, most of our revenues have been generated from sales of the Allurion Balloon. We began selling the Allurion Balloon in Europe in January 2016, and have sold in over 50 countries globally outside of the United States. We currently sell our products either via our direct sales force or, in certain countries, distributors.

Recent Developments

AUDACITY FDA Pivotal Trial

On January 8, 2025, we announced topline results from our AUDACITY pivotal trial evaluating the safety and efficacy of the Allurion Balloon. The AUDACITY trial was an open-label, multicenter, randomized, controlled trial and was the first U.S. Food and Drug Administration ("FDA") pivotal trial on an intragastric balloon for weight loss to report primary outcomes beyond nine months. The AUDACITY trial achieved its responder rate co-primary endpoint by demonstrating that more than 50% of Allurion Balloon subjects lost more than 5% of their total body weight at 48 weeks (58%; p-value = 0.0089). At 48 weeks, Allurion Balloon subjects exhibited substantially greater weight loss compared to control subjects with a 3.77% mean difference in total body weight loss, resulting in a 2.69% superiority margin. This margin was less than the pre-specified 3% superiority margin needed to meet the comparative co-primary endpoint (p-value=0.1616). At 40 weeks, the 4.22% mean difference in total body weight loss between groups exceeded a 3% superiority margin.

The rate of serious adverse events in Allurion Balloon subjects in the AUDACITY trial was 3.1%, the lowest reported in a pivotal FDA trial for a liquid-filled intragastric balloon indicated for weight loss.

Based on the results of the AUDACITY trial, we plan to submit the fourth and final module of the premarket approval application (“PMA”) to the FDA.

Resumption of Sales in France

On February 13, 2025, we announced that we are relaunching the Allurion Balloon in France after the Agence Nationale de Sécurité du Médicament (“ANSM”), the French regulatory authority, repealed its temporary suspension of sales of the device following our completion of a remediation plan developed in cooperation with the agency and we were cleared to resume sales, effective immediately.

Combination Therapy

On March 20, 2025, we announced initial results on the combination of the Allurion Program with low-dose GLP-1 therapy to optimize muscle mass and GLP-1 adherence. 52 patients treated with the Allurion Balloon were started on 0.25mg semaglutide after completing their first month of balloon therapy. The dose of semaglutide was increased to no greater than 1.0mg over the subsequent 6 months. After 8 months of this combination approach, average total body weight loss was 20.3%, and lean body mass increased by 15% from 59.6% to 68.5%. All patients remained adherent to the GLP-1 medication through 8 months.

The Company believes this initial data suggests that a combination approach could address the challenges of GLP-1s, including muscle wasting and lack of adherence. Additional data on the combination approach is being collected as part of this case series and is expected to be presented at upcoming medical meetings.

Our Market Opportunity

According to the World Health Organization (“WHO”), over two billion people around the world are overweight and by 2030, one billion people globally will have obesity, defined as a body mass index (“BMI”) of 30 or greater. Likewise, according to WHO, the number of obese adults worldwide has nearly tripled since 1975. The global obesity treatment market is expected to be $54 billion by 2030.

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

Based on a market research study we conducted with 9,800 consumers in eight countries, where we assessed each participant’s weight, income level, and interest in various weight loss alternatives, we estimate that 4.3% of the population eligible for the Allurion Balloon and interested in treatment would consider the Allurion Program as a treatment for obesity. Furthermore, based on our market research, we estimate that 3% of the adult U.S. population, or approximately 10 million adults, would consider the Allurion Program as a weight loss treatment. We believe this is an $10 billion total addressable market for the Allurion Balloon in the United States.

Current Therapeutic Interventions Used in Weight Loss

Current treatment alternatives for patients who are obese and overweight begin with lifestyle modification, such as diet and exercise. If this course of treatment fails to produce the desired results, as is often the case, physicians may prescribe pharmaceutical therapies, and in patients with more severe obesity, physicians may pursue aggressive bariatric surgical treatments, such as gastric bypass and sleeve gastrectomy. These approaches are associated with concerns around safety, permanence, lifestyle impact, ease of use, cost and compliance issues, as well as the significant weight re-gain associated with such approaches that have limited their adoption.

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

Pharmaceutical Therapy

Pharmaceutical therapy often represents a first option in the treatment of patients with obesity who have failed to achieve weight loss goals through lifestyle modifications alone. Pharmaceutical therapies can have limited effectiveness due to non-adherence and, in most cases, need to be taken for life. In addition, more recent pharmaceutical therapies, commonly known as GLP-1s, require once weekly injections and impose significant financial costs on the patient. Since these drugs are absorbed into the bloodstream, they have been shown to pose significant safety risks and negative systemic side effects, such as adverse gastrointestinal, cardiovascular and central nervous system issues, some of which are serious or life threatening.

Previous studies in patients undergoing GLP-1 therapy have demonstrated reductions in lean mass of approximately 40% as a proportion of total weight lost and have also shown that 30% of patients discontinue GLP-1 therapy within the first month and 58% discontinue before reaching a clinically meaningful health benefit, due in part to side effects, dose escalation required for continued weight loss, and cost.

Bariatric Surgery

Bariatric surgery is a treatment option generally reserved for cases of severe obesity in patients with a BMI greater than 40. Each year, approximately 580,000 people undergo bariatric surgery worldwide. The most common forms of bariatric surgery, gastric bypass and sleeve gastrectomy, promote weight loss by surgically restricting the stomach’s capacity and outlet size. Gastric bypass also affects weight loss by restricting the body’s ability to absorb nutrients. These procedures are highly invasive, inherently risky in a high BMI population, expensive for the patient, and irreversible. Moreover, patients cite fear of complications as the primary reason to not pursue bariatric surgery. Only one percent of patients who qualify for bariatric surgery actually get it.

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

Previously Developed Treatment Alternatives

Given the shortcomings and limitations of existing treatment alternatives, new medical procedures have recently been introduced. Endoscopic balloon therapy involves an endoscopic procedure with anesthesia to implant a balloon in the stomach that leads to satiety, followed by another endoscopic procedure with anesthesia several months later to remove the balloon.

We believe high costs, procedural complexity, poor consumer experiences, lack of ongoing patient support and follow-up, and the risk of serious side effects have limited the adoption of endoscopic balloon therapy:

1. Rate of SAEs. In the ReShape Lifesciences, Inc. pivotal clinical trial for its ReShape Integrated Duo Balloon System, 31 device- or procedure-related serious adverse events were reported in 20 patients, resulting in a serious adverse event (“SAE”) rate of approximately 7.5%. Similarly, in the Apollo Endosurgery, Inc. pivotal clinical trial for its ORBERA Intragastric Balloon System, 17 SAEs were reported in 16 patients, resulting in an SAE rate of approximately 10%. In both trials, there were multiple SAEs related to the endoscopy and anesthesia required for placement and removal of the balloons.

2. Lack of comfort and tolerability. The ReShape Duo Balloon and ORBERA Balloon are manufactured from thick silicone containing rigid components. We believe that the materials used in these balloons can lead to discomfort, trauma to the stomach lining, and growth of bacteria and fungi on the balloon surface. Intolerance rates in endoscopic balloons requiring the balloons to be removed were approximately 14-17%, compared with approximately 1-3% for the Allurion Balloon.

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

Our Platform

The Allurion Program

The Allurion Program features the Allurion Balloon and offers access to the VCS, a cutting-edge digital therapeutic that combines AI-powered remote patient monitoring tools with a behavior change program designed to promote long-term weight maintenance and increase muscle mass.

The Allurion Balloon

The Allurion Balloon is a first of its kind, Procedureless™ intragastric balloon that does not require any surgery, endoscopy, or anesthesia for placement. The balloon is swallowed in a capsule during a discrete outpatient office visit that takes approximately 15 minutes (though times may vary across different outpatient offices). Once the capsule is in the stomach, a delivery catheter is used to fill the Allurion Balloon with approximately 550 milliliters of filling fluid. Approximately four months later, a patented ReleaseValve™ opens and allows the balloon to empty and pass out of the body naturally, although in rare cases, endoscopic or surgical intervention may be required for removal.

The Allurion Balloon is designed to help reduce a patient’s food intake by taking up space in the stomach and slowing the rate at which the stomach empties. By the time the Allurion Balloon passes, patients develop new food preferences, including smaller portion sizes, which we believe leads to maintainable, long-lasting results. We believe our clinical studies support that the Allurion Balloon can be swallowed, filled, and passed, and provide short and long-term therapeutic benefit while minimizing risks.

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
•
The fill valve is designed to reseal after the delivery catheter is removed. It also contains a radiopaque marker so that the Allurion Balloon can be visualized on x-ray.

•
The ReleaseValve™ is constructed from a degradable polymer that faces the inside of the Balloon. Once the degradable polymer is fully degraded, the ReleaseValve™ opens, the Allurion Balloon empties and then passes through the gastrointestinal tract to be excreted.
•
Delivery catheter. Our delivery catheter is designed to quickly fill the Allurion Balloon. It is small, flexible, and smooth in order to minimize any potential discomfort to the patient during balloon placement. In addition, the catheter contains length markings to measure transit through the esophagus and into the stomach and is radiopaque to facilitate visualization on x-ray.

In 2024, we released a next-generation version of the Allurion Balloon that has a smaller capsule, more radiopaque catheter, and an enhanced fill valve that we believe collectively increases the ease of use and efficiency of Allurion Balloon placement.

The Allurion Virtual Care Suite

The VCS is a cutting-edge digital therapeutic that combines AI-powered remote patient monitoring tools with a behavior change program.

The VCS is comprised of tools to support patients’ weight loss experience, which we believe benefit both patients and health care providers:

•
For patients, the App integrates data from the Allurion Connected Scale, smart watches and other wearables and trackers to conveniently monitor weight, muscle mass, body fat, activity, sleep, and several other critical metrics. The App also enables secure messaging and video telehealth with the patient’s care team and delivers content from our behavior change program - a library of 100 weight loss actions developed by our team of behavior change experts related to diet, nutrition, exercise, muscle preservation, mental health, sleep, goal setting, and a number of other topics - directly to the patient. In addition, the App provides access to Coach Iris, a generative AI-powered health coach designed to enhance outcomes with the Allurion Program by offering always-on support, education and motivation, and maximize clinical efficiency. The App is available in 15 languages.

•
For health care providers, Allurion Insights provides end-to-end remote patient monitoring powered by the Allurion Iris AI platform, which leverages machine learning to deliver key insights and streamline workflow. Allurion Insights includes a feature called Success Predictor, which uses a machine learning algorithm to predict which patients are on track to succeed with their weight loss goals and which patients are not on track. Allurion Insights offers real-time access to patient data and AI-powered analytics, 1:1 video telehealth and secure messaging directly to the patient’s App, note functionality to keep track of patient encounters, and clinic-wide metrics that provide a snapshot of the clinic’s overall performance.

In addition to its use by Allurion Balloon patients, we believe the VCS can potentially be a platform for optimal long-term follow up after other medical and surgical weight loss interventions in the future. In June 2022, we incorporated a Treatment Tracking and Clinic-Led Onboarding feature into the VCS, which enables seamless onboarding and management of patients undergoing one or multiple weight loss treatments including gastric balloons such as the Allurion Balloon, surgery, or medications. In April 2024, we launched the VCS in the United States for patients utilizing other weight loss treatments, including anti-obesity medications and bariatric surgery.

Allurion Program Trials

The Allurion Program has demonstrated favorable short and long-term results for weight loss and resolution of co-morbidities in multiple trials, with few adverse events. When the Allurion Program is used in combination with a pharmaceutical therapy, patients have also experienced favorable results with a low risk profile.

Allurion Program as Standalone Therapy

In a prospective, non-randomized, open-label, registry trial of 1,770 patients, Allurion Program patients lost 14.2% of their total body weight or 30 pounds on average after just four months. In another trial of 509 patients, average weight loss was 13.9% at four months and 13.3% at one year after balloon passage, representing a 95% maintenance of total body weight loss. In a third trial of 121 patients treated with two consecutive Allurion Balloons, average total body weight loss was 22.1%. In a study of 5,003 patients treated with the Allurion Program, patients lost an average of 14% after four months.

In a trial of 232 Allurion Program patients who maintained ongoing lifestyle modification after balloon passage, average weight loss was 16.9% at one year. In another trial of 522 Allurion Program patients, 96% of weight loss was maintained one year after passage of the Allurion Balloon.

In a subset of the 5,003 patient open-label registry trial, there were 518 patients (225 with type 2 diabetes and 293 with pre-diabetes) treated with the Allurion Program. Those with type 2 diabetes reduced their hemoglobin A1c (HbA1c) on average by 1.6 points, or 23%, and those with pre-diabetes reduced their HbA1c by 0.8 points, or 14%. On average, both groups achieved disease remission.

The Allurion Program has also been shown to demonstrate weight loss while preserving or in some cases, increasing, muscle mass. In a study of 571 patients, patients treated with the Allurion Balloon gained 5.6% in lean body mass while losing 14% of their total body weight over four months. In another study of 167 patients, patients treated with the Allurion Balloon experienced a weight reduction of 15.7% with no change in muscle mass.

Allurion Program in Combination

In a randomized controlled trial of 115 patients treated either with the Allurion Program alone, or with the Allurion Program combined with oral semaglutide, co-morbidities were reduced meaningfully—56% resolution of Type 2 diabetes, 59%

resolution of hypertension, and 58% resolution of obstructive sleep apnea. The combination of the Allurion Program with oral semaglutide led to a 18.3% weight-loss on average after four months.

Moreover, in a trial of 181 patients that combined Allurion Balloon treatment with a GLP-1 weight loss drug, the first multi-center trial of balloon and drug combination therapy demonstrating significant synergies, average weight loss was 18.7% of total body weight at eight months.

AUDACITY FDA Pivotal Trial

In November 2021, the FDA approved the investigational device exemption (“IDE”) to initiate the AUDACITY trial in the United States, a 48-week, prospective, randomized, open-label trial comparing the Allurion Balloon to moderate intensity lifestyle intervention and the first FDA pivotal trial on an intragastric balloon for weight loss to report primary outcomes beyond nine months. The first patient was treated in July 2022, we completed enrollment of all patients across 17 sites in the United States in the third quarter of 2023, and the last patient in the trial was treated in September 2024.

AUDACITY’s trial design reflects the FDA’s updated recommendations for weight loss devices and builds upon the ENLIGHTEN trial, our prior IDE trial that was conducted in 2018-2019. The ENLIGHTEN trial featured a sham-controlled design with one balloon cycle. The Allurion Balloon met the co-primary endpoint related to responder rate but failed to meet the co-primary endpoint on superiority margin due to sham overperformance.

In 2019, the FDA issued a White Paper on Weight Loss Devices after safety issues were encountered with other weight loss balloons (ReShape and ORBERA) on the market. The FDA’s updated guidance for clinical trials for weight loss balloons required increased efficacy and increased the minimum treatment duration to 6 months with a preference for one-year outcomes. We designed the AUDACITY trial in collaboration with the FDA to address these new criteria, and believe that AUDACITY improved upon ENLIGHTEN given the open-label trial design (i.e., no sham), utilization of multiple balloon cycles, and alignment with the FDA’s updated guidance on intragastric balloons for weight loss.

Within the AUDACITY trial, 550 subjects were randomized 1:1 to either two cycles of the Allurion Balloon or a control group that received moderate intensity lifestyle therapy. Subjects in the treatment group received their first Allurion Balloon at Week 0, which passes at approximately Week 16, and a second Allurion Balloon at Week 24, which passes at approximately Week 40. Co-primary endpoints based on Allurion Balloon subject responders and a comparison of percent total body weight loss between groups were measured at Week 48, approximately 8 weeks after the second Allurion Balloon passes at Week 40.

On January 8, 2025, we announced topline results from the AUDACITY trial evaluating the safety and efficacy of the Allurion Balloon. The AUDACITY trial achieved its responder rate co-primary endpoint by demonstrating that more than 50% of Allurion Balloon subjects lost more than 5% of their total body weight at 48 weeks (58%; p-value = 0.0089). At 48 weeks, Allurion Balloon subjects exhibited substantially greater weight loss compared to control subjects, with a 3.77% mean difference in total body weight loss, resulting in a 2.69% superiority margin. This margin was less than the pre-specified 3% superiority margin needed to meet the comparative co-primary endpoint (p-value=0.1616). At 40 weeks, the 4.22% mean difference in total body weight loss between groups exceeded a 3% superiority margin.

The rate of serious adverse events in Allurion Balloon subjects in the AUDACITY trial was 3.1%, the lowest reported in a pivotal FDA trial for a liquid-filled intragastric balloon indicated for weight loss.

Based on the results of the AUDACITY trial, we plan to submit the fourth and final module of the PMA for the device to the FDA.

GLP-1 Combination Trial Pipeline

In addition to the favorable results for weight loss and resolution of co-morbidities demonstrated in trials of the Allurion Balloon, we believe based on initial study results that an approach that combines the balloon with GLP-1s may also result in favorable outcomes for those with obesity and overweight while addressing the shortcomings of GLP-1 use alone. Previous studies in patients undergoing GLP-1 therapy have demonstrated reductions in lean mass of approximately 40% as a proportion of total weight lost and have also shown that 30% of patients discontinue GLP-1 therapy within the first month and 58% discontinue before reaching a clinically meaningful health benefit, due in part to side effects, dose escalation required for continued weight loss, and cost.

In March 2025, we announced initial results from a case series of patients treated with the Allurion Balloon and a low dose of GLP-1s. 52 patients treated with the Allurion Balloon were started on 0.25mg semaglutide after completing their first month of balloon therapy. The dose of semaglutide was increased to no greater than 1.0mg over the subsequent 6 months. After 8 months of this combination approach, average total body weight loss was 20.3%, and lean body mass increased by 15% from 59.6% to 68.5%. All patients remained adherent to the GLP-1 medication through 8 months.

In the future, we intend to perform prospective clinical trials on the combination of the Allurion Balloon and low-dose GLP-1s to further validate the effects on weight loss, muscle mass, and GLP-1 adherence.

Our Business Model

We believe that our business-to-business-to-consumer business model creates an economic benefit for all key stakeholders. Health care providers may benefit from providing the Allurion Program because it addresses a significant unmet need for their patients and is designed to not require time-consuming surgery, endoscopy, or anesthesia. Moreover, we can provide our product to health care providers who have historically not been able to provide cash pay weight loss procedures, because the Allurion Balloon does not require endoscopy or anesthesia for placement and hence there are fewer restrictions on the type of doctor that can use the Allurion Balloon versus other balloons. Patients may benefit because placement procedures do not require invasive surgery, endoscopy, or anesthesia and hence may reduce the overall cost and inconvenience of getting treated.

We believe our platform addresses the following limitations of current weight loss treatments. Further, we believe that our platform can be combined with other therapeutic approaches (e.g., low-dose GLP-1 therapy) to improve patient outcomes.

•
Muscle mass wasting. Previous studies in patients undergoing GLP-1 therapy have demonstrated reductions in lean mass of approximately 40% as a proportion of total weight lost. Studies on the Allurion Program have demonstrated that patients can actually gain muscle mass while losing weight and more recent data shows increases in muscle mass in patients treated with low-dose GLP-1s used in combination with the Allurion Program.
•
Poor adherence. Previous studies have shown that 30% of patients discontinue GLP-1 therapy within the first month and 58% discontinue before reaching a clinically meaningful health benefit, due in part to side effects, dose escalation required for continued weight loss, and cost. Intolerance rates of the Allurion Balloon range from 1-3%. More recent data also indicates that by combining with the Allurion Program, GLP-1 dosage can be lowered, which can substantially increase adherence to GLP-1 therapy.
•
Poor patient and health care provider experience. Many other weight-loss innovations lack remote patient monitoring or behavior modification. By combining a therapeutic medical device with remote patient monitoring and behavior modification, we believe we can improve both patient and provider experiences.
•
More complex safety profile. Weight loss treatments that require surgery, endoscopy, or anesthesia may result in SAEs that limit adoption. These invasive procedures are inherently risky in a high BMI population, especially where patients must undergo anesthesia. The Allurion Balloon has been observed to result in fewer SAEs when compared to other intragastric balloons.
•
Poor economics. All-in costs for cash-pay bariatric surgery range from approximately $14,000 out-of-pocket on average and up to approximately $33,000 with limited insurance coverage. High-dose weight loss drugs can cost patients as much as $1,000 per month, and weight loss is dependent on patients continuing to use the drugs for life. By removing endoscopy and anesthesia from the placement and removal (except in rare cases) of the Allurion Balloon, we believe that the Allurion Program is significantly more affordable for patients than the alternatives while maintaining attractive health care provider economics. In addition, by combining with the Allurion Program, GLP-1 dosage can be lowered, which can substantially decrease the cost of GLP-1 therapy.
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

Our Competitive Strengths

We developed the Allurion Program to overcome the limitations of other weight loss treatments, including other intragastric balloons. Based on our commercial experience in over 150,000 patients, we believe that the Allurion Program provides considerable advantages to patients and providers:

Designed to promote metabolically healthy weight loss. The Allurion Program was designed to achieve metabolically healthy weight loss, which entails losing weight, maintaining that weight loss, and maintaining or increasing muscle mass in the process. Unlike other options that lead to short-term weight loss and muscle wasting, the Allurion Program is intended to deliver longer lasting results while reducing fat and preserving muscle. We believe the Allurion Program is also synergistic in combination with other weight loss therapies, including GLP-1 receptor agonists.

Consumer-centric, Procedureless™ technology with favorable safety profile. The Allurion Balloon does not require surgery, endoscopy, or anesthesia for placement; in rare cases, endoscopic or surgical intervention may be required for removal. We believe this results in a safer, easier, faster, and more convenient patient experience at a lower cost and a device that can be administered by a wide array of providers. Though the Allurion Balloon has not been compared in head-to-head trials with other liquid-filled intragastric balloons, Allurion has reported a lower device or procedure-related SAE rate than competing intragastric balloons, with considerably better weight loss results.

More than just a balloon: an end-to-end weight management platform powered by AI and data. The Allurion Program features a uniquely designed medical device and offers access to a clinically-proven behavior change program and AI-powered remote patient monitoring through the VCS. We believe this holistic approach can improve outcomes for patients, streamline provider workflow, enable end-to-end weight management, and open the door to a life-long relationship with the patient. Further, we believe that the ongoing stream of data we receive on patient outcomes and provider productivity will enable us to enhance the capabilities of our AI platform and further expand our data moat.

Life-changing clinical outcomes that are fast yet durable. On average, Allurion Program patients lose 14% of their total body weight (approximately 14kg or 30lbs) over just four months and sustain 96% of that weight loss at one year. We have also observed similarly significant effects on obesity-related co-morbidities like type 2 diabetes.

Attractive economics for patients and providers. By eliminating endoscopy and anesthesia from balloon placement and removal, we believe that we have made our weight loss product more affordable to the patient and more lucrative for the provider compared to the competition. Typically, health care providers can treat patients with a high-margin device in just a 15-minute office visit, which when compared to devices that require hospital stays, significantly improves profitability per hour.

Broad patent portfolio and proprietary manufacturing capabilities. We have a broad portfolio of intellectual property—including 61 issued patents—protecting our products as of December 31, 2024, which we believe, when combined with our proprietary manufacturing processes and know-how, leads to a significant competitive moat. Currently, the Allurion Balloon is manufactured and assembled in-house using components and sub-assemblies at our facilities in Natick, Massachusetts, which further enhances our ability to maintain high levels of quality and protect manufacturing trade secrets that we have developed since inception.

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

Our Growth Strategy

Our primary objective is to become the world’s leading weight loss treatment provider and fulfill our mission to end obesity. The key elements to our strategy are the following:

•
Deliver Metabolically Health Weight Loss. The Allurion Program was designed to achieve metabolically healthy weight loss, which entails losing weight, maintaining that weight loss, and maintaining or increasing muscle mass in the process. Unlike other options that lead to short-term weight loss and muscle wasting, the Allurion Program is intended to deliver longer lasting results while reducing fat and not muscle. We believe the Allurion Program is also synergistic in combination with other weight loss therapies, including GLP-1 receptor agonists. We intend to explore this combination approach in future clinical trials.
•
Deepen our Global Presence. The Allurion Program is currently sold in over 40 countries around the world. In these existing markets, we employ a marketing strategy rooted in profitable and sustainable business to business to consumer ("B2B2C") approaches that empower providers to expand their practices by increasing utilization of the Allurion Balloon. We intend to invest strategically in our existing markets and leverage the commercial strategies we have deployed successfully thus far to drive procedure and revenue growth by increasing the productivity of existing accounts and opening new, high-potential accounts.
•
Launch the Allurion Program in New Markets, including the United States. The total addressable market for the Allurion Balloon in the United States is currently estimated at $10 billion. To commercialize in the United States, we have conducted our FDA-approved clinical trial, AUDACITY. Based on the results of the AUDACITY trial, we plan to submit the fourth and final module of the PMA for the device to the FDA.
•
Achieve Profitability. We have implemented a number of operational efficiency initiatives to accelerate our path to profitability, including a significant reduction in general and administrative expenses and re-allocation of investment to more efficient sales and marketing channels. With the expected improvements resulting from such initiatives, we anticipate being able to make key, strategic investments to drive growth in the future, expand gross margin, and achieve profitability.
•
Scale and Monetize VCS. The Allurion Program is an end-to-end weight management platform powered by AI and data through the VCS. Currently, providers report that the VCS is driving increased productivity, improved outcomes, and higher patient engagement during the balloon phase. We have also expanded the sale of the VCS in a Software as a Service model, including the launch of the VCS in the United States, to be used in clinics for their patients before and after balloon therapy to drive even better short and long-term outcomes. In addition, VCS can be a stand-alone opportunity used by patients undergoing other weight loss interventions, including GLP-1s. We believe this opportunity can be complementary to, not competitive with, other weight loss interventions and can be a key to our growth. In an internal study, 45% of our providers reported that other anti-obesity medications boosted awareness and/or interest in the Allurion Balloon.

Our Competition

We have developed, manufactured, and commercialized the world’s first and only swallowable, ProcedurelessTM gastric balloon for weight loss, which we offer as part of our Allurion Program, a multi-faceted weight loss platform. Weight-loss treatments range from behavioral modification, to drugs and medical devices, and surgery. Outside the United States, we compete with a variety of local and regional competitive intragastric balloon manufacturers including SC MedSil, Medicone and Spatz Laboratories. In the United States, there are three manufacturers with an intragastric balloon approved by the FDA at this time: Boston Scientific Corporation, Inc. (which acquired Apollo Endosurgery), ReShape Lifesciences, Inc. and Spatz FGIA Inc. All of these balloons require endoscopy and anesthesia for placement and/or removal.

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
•
established distribution networks;
•
significant experience in research and development, manufacturing, preclinical testing, clinical trials, obtaining regulatory approvals, obtaining reimbursement and marketing approved products; and
•
greater financial, sales and marketing, and manufacturing resources.

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

As of December 31, 2024, we own or have rights to 19 issued patents and six pending patent applications in the U.S. related to various aspects of our Allurion Balloon, such as a swallowable, self-deflating and naturally passing gastric balloon, improvements to the fill and release valves therein, methods for deploying and releasing a gastric balloon within the body, and next generation fill and release valves. In addition, outside of the United States we have 42 issued and five patents pending that generally parallel the U.S. portfolio in 17 countries as of December 31, 2024. We are not currently licensing any patents but may do so in the future. Allurion owns and possesses all right, title and interest in and to each patent and patent application noted herein free and clear of all liens, other than any liens granted to RTW (as defined below) pursuant to our royalty arrangements and Amended Note Purchase Agreement with RTW (as defined below).

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

We are protecting three Allurion-related trademarks in three classes: medical devices (the balloon), downloadable software and digital scale (the mobile app), and medical services (provided by our physicians). As of December 31, 2024, we have 65 registered trademarks among 14 jurisdictions (which jurisdictions include the 27 member states of the European Union). It is our intention to maintain these registrations indefinitely and to expand the number of jurisdictions in which we have registered trademarks as deemed necessary to protect our freedom to use the marks and/or block competitors in additional markets.

We also hold registrations to the “Elipse” trademark in three classes in four jurisdictions; it is our intention to allow these registrations to lapse at the end of their current terms as we are no longer identified by this trademark.

In addition to pursuing patents on our products, we have taken steps to protect our intellectual property and proprietary technology by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, corporate partners, and, when needed, our advisors. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. In addition, in the event we expand our international operations, effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries.

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

The Allurion VCS and our other products and services contain software licensed to us by third-party authors under “open source” licenses. Use of such software may entail greater risks than use of non-open-source third-party commercial software, as open-source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. Although we seek to monitor our use of open source software to avoid such consequences and to comply with the terms thereof, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. Although we try to mitigate the risk of our use of open source software by managing software development with an information security program that is in compliance with the global standard International Organization for standardization (“ISO”) 27001:2013, our information security program does not yet comply fully with all of the additions and changes in the updated ISO 27001:2022 version of the standard. We anticipate transitioning to compliance with the ISO 27001:2022 version of the standard prior to the required transition date of April 30, 2025. Using an automated static code analysis tool, we regularly examine all VCS software code, as well as included open-source code, for security vulnerabilities, code quality, as well as open-source licensing that is in alignment with our software distribution requirements.

Sales and Marketing

We currently sell our products either through our direct sales force, or in certain countries, through distributors. As of December 31, 2024, our sales and marketing organization consisted of approximately 64 employees and consultants.

Our sales personnel are equipped with a suite of resources that includes extensive in-depth training, marketing resource tools, and access to a robust schedule of education events. In the regions where we have distributors, we provide clinical training and support to build positive relationships with physicians and clinics and to position our product in the marketplace as a premium product with consequent premium pricing.

We employ a multi-faceted B2B2C marketing strategy focused on empowering providers to expand their practice and increase utilization of the Allurion Balloon.

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

We have registered with the FDA as a medical device manufacturer and the Center for Devices and Radiological Health. We manufacture our products in compliance with the FDA’s Quality System Regulation (“QSR”) in 21 CFR part 820 of the Federal Food, Drug and Cosmetic Act ("FDCA").

We are also subject to periodic inspections and audits by various international regulatory and notified bodies, and we believe our past performance in these audits reflects the strength of our quality system and production and process controls. We consider this to be a key element of our risk management and business continuity strategies and a competitive advantage as we have full control of the product life-cycle. Our in-house production team included 12 employees at December 31, 2024, all of whom undergo well defined training programs throughout their period of employment. We believe our manufacturing experience, know-how, and process-related trade secrets are a competitive advantage.

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

Government Regulation

The healthcare industry, and thus our business as a medical device company, is subject to extensive federal, state, local and foreign regulation. Some of the pertinent laws have not been definitively interpreted by applicable regulatory authorities or the courts, and their provisions are open to a variety of interpretations. In addition, these laws and their interpretations are subject to change.

Regulatory System for Medical Devices in the United States

Unless an exemption applies, each new or significantly modified medical device a company seeks to commercially distribute in the United States will require a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FDCA, also referred to as a 510(k) clearance, a de novo classification request, or approval from the FDA of a PMA application. Our Allurion Balloon will require approval from the FDA of a PMA application. The 510(k) clearance, de novo classification request and PMA processes can be resource intensive, expensive and lengthy, and require payment of significant user fees, unless an exemption is available.

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

The Investigational Device Process

In the United States, absent certain limited exceptions, human clinical trials intended to support 510(k) clearance, de novo classification, or PMA approval require an investigational device exemption, or "IDE", application. Some types of trials considered to present “non-significant risk” are deemed to have an approved IDE once certain requirements are addressed, and investigational review board (“IRB”) approval is obtained. If the device presents a “significant risk” to human health, as defined by the FDA, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound.

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

All clinical trials must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibit promotion, and specify an array of recordkeeping, reporting and monitoring responsibilities of trial sponsors and trial investigators. Clinical trials must further comply with the FDA’s good clinical practice regulations for IRB approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA. Clinical trial investigators must disclose certain financial interests to clinical trial sponsors. The commencement or completion of any clinical trial may be delayed or halted, including from the FDA imposing a clinical hold on a trial, or be inadequate to support approval of a PMA application, de novo classification or clearance of a 510(k), for numerous reasons.

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

The PMA Approval Process

Through the PMA application process, the applicant must submit data and information demonstrating reasonable assurance of the safety and effectiveness of the device for its intended use to the FDA’s satisfaction. Accordingly, a PMA application typically includes, but is not limited to, extensive technical information regarding device design and development, preclinical study and clinical trial data, manufacturing information, labeling, and financial disclosure information for the clinical investigators in device trials. The PMA application must provide valid scientific evidence that demonstrates to the FDA’s satisfaction a reasonable assurance of the safety and effectiveness of the device for its intended use.

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

Pervasive and Continuing FDA Regulation

After the FDA permits a device to enter commercial distribution, numerous regulatory requirements continue to apply. These include:

•
labeling regulations, unique device identification requirements, and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses;
•
advertising and promotion requirements;
•
restrictions on sale, distribution or use of a device;
•
PMA annual reporting requirements;
•
PMA approval or clearance of a 510(k) for product modifications;
•
medical device reporting (“MDR”) regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;
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

Our manufacturing processes are required to comply with the applicable portions of the FDA’s QSR that covers the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation, and servicing of finished devices intended for human use. In February 2024, the FDA issued the Quality Management System Regulation Final Rule to amend the QSR, incorporating by reference the international standard for medical device quality management systems set by the ISO, ISO 13485:2016. The rule will become effective on February 2, 2026. Until then, manufacturers are required to comply with the QSR. We actively maintain compliance with the FDA’s QSR, and the European Union’s Quality Management Systems requirements, ISO 13485:2016.

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

Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Affordable Care Act (“ACA”) to a stricter standard such that a person or entity no longer needs to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Rather, if “one purpose” of the remuneration is to induce referrals, the federal Anti-Kickback Statute is violated. In addition, the ACA codified case law that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (“FCA”), discussed below.

Further, certain states have adopted prohibitions similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not only by government healthcare programs such as the Medicare and Medicaid programs, and do not include comparable exceptions and/or safe harbors to those provided by the federal Anti-Kickback Statute.

Federal False Claims Act

The FCA prohibits, among other things, knowingly filing or causing the filing of a false claim or the knowing use of false statements to obtain payment from the federal government. A claim that is filed pursuant to an unlawful kickback may be a false claim under this law and, in a number of cases, manufacturers of medical products have entered into settlements based on FCA allegations that their financial relationships with customers “caused” these customers to submit false claims. When an entity is determined to have violated the FCA, it may be required to pay up to three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim. Private individuals can file suit under the FCA on behalf of the government. These lawsuits are known as “qui tam” actions, and the individuals bringing such suits, sometimes known as “relators” or, more commonly, “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. Since complaints related to “qui tam” actions are initially filed under seal, the action may be pending for some time before a defendant is even aware of such action.

HIPAA

The Health Insurance Portability and Accountability Act (“HIPAA”) created new federal crimes, including healthcare fraud and false statements relating to healthcare matters. HIPAA prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payers. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government-sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), also protects the security and privacy of individually identifiable health information maintained or transmitted by certain healthcare providers, health plans and healthcare clearinghouses and their business associates. HIPAA restricts the use and disclosure of patient health information, including patient records. Although we believe that HIPAA does not apply directly to us, most of our customers do or will have significant obligations under HIPAA, and we intend to cooperate with customers and others to ensure compliance with HIPAA with respect to patient information. HITECH created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Failure to comply with HIPAA obligations can result in civil fines and/or criminal penalties. Some states have also enacted rigorous laws or regulations protecting the security and privacy of patient information.

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

All third-party payors, whether governmental or commercial and whether inside the United States or outside, are developing increasingly sophisticated methods of controlling healthcare costs. These cost-control methods include prospective payment systems, bundled payment models, capitated arrangements, group purchasing, benefit redesign, pre-authorization processes and requirements for second opinions prior to procedures. These cost-control methods also potentially limit the amount that healthcare providers may be willing to pay for our products. Therefore, coverage or reimbursement for medical devices may decrease in the future. In addition, consolidation in the healthcare industry could lead to demands for price concessions, which may impact our ability to sell our products at prices necessary to support our current business strategies.

Federal and state governments in the United States and outside the country may enact legislation to modify the healthcare system, which may result in increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. These reform measures may limit the amounts that federal and state governments will pay for healthcare products and services, and also indirectly affect the amounts that private payors are willing to pay. The pricing pressure resulting from healthcare cost containment and reimbursement changes could decrease demand for our products, the prices that customers are willing to pay and the frequency of use of our products, which could have an adverse effect on our business.

Foreign Government Regulation

In addition to U.S. regulations, we are subject to a variety of foreign government regulations applicable to medical devices, medicinal products and combination products.

Regulation of Medical Devices in the European Union

The European Union ("EU") has adopted specific directives and regulations regulating the design, manufacture, clinical investigation, conformity assessment, labeling and adverse event reporting for medical devices.

Until May 25, 2021, medical devices were regulated by the Council Directive 93/42/EEC, or Medical Devices Directive (“MDD”), which has been repealed and replaced by Regulation (EU) No 2017/745 ("MDR"). There is a transition period during which certificates issued under the Medical Devices Directive remain valid; however, when such certificates expire (or, if earlier, by May 26, 2024), the devices must be certified under the new regime set forth in the Medical Devices Regulation. An extension for devices transitioning to the EU Medical Devices Regulation has been changed from May 26, 2024 to May 26, 2026 for class III implantable custom-made devices and December 31, 2027 for class III and implantable class IIb devices.

Medical Devices Directive

Under the MDD, all medical devices placed on the market in the EU must meet the relevant essential requirements laid down in Annex I to the MDD, including the requirement that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performance intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices and there are additionally harmonized standards relating to the design and manufacture of medical devices which are not mandatory but, if complied with, indicate that the device satisfies the applicable element of the essential requirements.

To demonstrate compliance with the essential requirements laid down in Annex I to the MDD, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification with respect to risk. As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-declare the conformity of its products with the essential requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturers’ quality system. If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE Mark to the device, which allows the device to be placed on the market throughout the EU.

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
•
improves the traceability of medical devices throughout the supply chain to the end-user or patient through the introduction of a unique identification number (“UDI”) to increase the ability of manufacturers and regulatory authorities to trace specific devices through the supply chain and to facilitate the prompt and efficient recall of medical devices that have been found to present a safety risk;
•
sets up a European medical device database ("Eudamed") to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•
strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo a clinical evaluation consultation procedure by experts before they are placed on the market.

Devices lawfully placed on the market pursuant to the MDD prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the MDR, in particular the obligations described below.

The MDR requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to Eudamed, unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance.

The MDR also requires that before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the UDI database. These new requirements aim at ensuring better identification and traceability of the devices.

Manufacturers are responsible for entering the necessary data on Eudamed, which includes the UDI database, and for keeping it up to date. Eudamed is not yet fully functional, however the European Commission is aiming to have a fully functional version of the Eudamed medical device database available in the fourth quarter of 2027. The Medical Device Coordination Group has published guidance on administrative practices for manufacturers until Eudamed is fully functional.

All manufacturers placing medical devices on the market in the EU must also comply with the EU medical device vigilance system, which has been reinforced by the MDR. Under this system, serious incidents and Field Safety Corrective Actions must be reported to the relevant authorities of the EU member states. These reports will have to be submitted through Eudamed—once functional—and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors such as the economic operators in the supply chain will also be informed.

Among the new requirements, manufacturers and authorized representatives must have available within their organization at least one person responsible for regulatory compliance (“PRRC”), who possesses the requisite expertise in the field of medical devices. The PRRC is responsible for compliance with post-market surveillance and vigilance requirements.

The aforementioned EU rules are generally applicable in the European Economic Area, which consists of the 27 EU Member States plus Norway, Liechtenstein and Iceland.

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

Environmental Laws

The costs and effects of our compliance with applicable environmental laws during fiscal years 2023 and 2024 were, and historically have been, immaterial and we do not expect any material change in expenditures in the near future.

Human Capital Resources

As of December 31, 2024, we had 137 employees, 134 of whom were full-time, consisting of clinical, research and development, operations, regulatory and quality, sales, marketing, technology, finance, business analytics and human resources. This included 62 employees located in the U.S. From time to time, we also engage contractors, consultants and temporary employees to support our operations. None of the U.S. employees are subject to collective bargaining agreements or represented by a labor union; however, our employees in France are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

On November 6, 2024, the Company's board of directors approved a restructuring plan to reduce operating expenses and better align its workforce with the needs of its business. Under the restructuring plan, the Company is reducing its workforce by approximately 113 roles (approximately 50%). The majority of the restructuring was completed in the fourth quarter of 2024.

Corporate & Available Information

We were incorporated under the laws of the State of Delaware on January 25, 2023. The mailing address of our principal executive office is 11 Huron Drive, Natick, MA 01760, and the telephone number is (508) 647-4000. Our website address is www.allurion.com. Further corporate governance information, including our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available on our investor relations website at www.investors.allurion.com under the heading “Governance - Governance Documents.”

We file annual, quarterly, current and other reports with the U.S. Securities and Exchange Commission (the "SEC"), which maintains an Internet site that contains current and periodic reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov. Additional information about our filings can also be obtained at our investor relations website at www.investors.allurion.com under the heading “Financials - SEC Filings.”

We make available free of charge on our investor website our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of our corporate website and our investor website are not a part of this Annual Report on Form 10-K and should not be considered to be a part of, or incorporated into, this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein or therein by reference.

Item 1A. Risk Factors.

You should carefully consider the following risk factors in evaluating our business. Such risks could cause our actual results to differ materially from those that are expressed or implied by the forward-looking statements contained herein. Some risks relate principally to our business and the industry in which we operate. Others relate principally to the securities market and ownership of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that affect us. Any of the following risks could result in material adverse impacts on our business, financial condition, or results of operations. You also should consider the other information included in this Annual Report on Form 10-K, including our financial statements and the related notes appearing at the end of this Annual Report on Form 10-K, as well as our other filings with the SEC.

Summary of Risk Factors

Our business is subject to numerous risks, which are discussed more fully below. The following is a summary of the principal risk factors we deem material to our business as of the date of this Annual Report on Form 10-K, which summary is not exhaustive.

•
We have incurred losses to date and expect to incur losses for the foreseeable future. Our ability to achieve and maintain profitability depends on the commercial success of the Allurion Balloon, and we expect our revenues to continue to be driven primarily by sales of the Allurion Balloon.
•
We have a limited operating history and may face difficulties encountered by companies early in their commercialization in competitive and rapidly evolving markets.
•
The failure of the Allurion Balloon or our new compounded GLP-1 program to achieve and maintain market acceptance could result in achieving sales or profitability below our expectations, which would cause our business, financial condition, and operating results to be materially and adversely affected.
•
There is no guarantee that the FDA or non-U.S. regulatory agencies will grant approval or clearance for our current or future products, and failure to obtain regulatory approvals or clearances in the United States and international jurisdictions, or revocation of approvals or clearances in those jurisdictions, will prevent us from marketing and selling our products.
•
The Allurion Balloon is not currently approved for commercial sale in the United States. Obtaining such approval is costly and time consuming, and we may not obtain the regulatory approval required to sell the Allurion Balloon in the United States.
•
The weight loss and obesity-management industries are highly competitive. We also compete with companies that make weight loss drugs and other weight loss solutions outside the medical device industry.
•
If our competitors are able to develop and market products, whether medical devices or otherwise, that are safer, more effective, easier to use, or more readily adopted by patients and health care providers, our commercial opportunities will be reduced or eliminated.
•
Our current international operations and any expansion of our business internationally expose us to business, regulatory, political, operational, financial, and economic risks associated with doing business internationally.
•
We depend on a limited number of single source suppliers to manufacture components, sub-assemblies, and materials, which makes us vulnerable to supply shortages and price fluctuations.
•
The regulatory approval process is expensive, time consuming, and uncertain, and may prevent us from obtaining approvals for the commercialization of the Allurion Balloon or other products.
•
Even if we receive regulatory approval for the Allurion Balloon in the United States and elsewhere, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.
•
If patients using our products experience adverse events or other undesirable side effects, regulatory authorities could withdraw or modify our regulatory approvals, which would adversely affect our reputation and commercial prospects and/or result in other significant negative consequences.

•
The medical device industry is characterized by patent litigation and we could become subject to adversarial proceedings or litigation that could be costly, result in the diversion of management’s time and efforts, result in a loss of our intellectual property, require us to pay damages, or prevent us from marketing our existing or future products.
•
If we are not able to obtain and maintain intellectual property protection for our products and technologies, if the scope of our patents is not sufficiently broad, if our patents are invalidated, or if competitors gain broader patent protection, we may not be able to effectively maintain our market leading technology position.
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

We have incurred losses to date and expect to continue to incur losses for the foreseeable future. Sales of the Allurion Balloon and related accessories, which have occurred outside of the U.S. because we have not yet obtained the regulatory approval required to sell our products within the U.S., accounted for substantially all of our revenues for the years ended December 31, 2024 and 2023, and we expect our revenues to continue to be driven primarily by sales of the Allurion Balloon. In order to achieve and sustain profitability, our revenues from sales of the Allurion Balloon will need to grow beyond the levels we have achieved in the past. If health care providers and/or patients do not perceive our products to be competitive in features, efficacy and safety when compared to other products in the market, or if demand for the Allurion Balloon or for weight loss procedures and programs in general decreases, we may fail to achieve sales levels that provide for future profitability.

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
•
successful completion of remediation programs to resume sales of the Allurion Balloon in any country that suspends sales of our products;
•
outcomes of current and future clinical trials of, and trials involving, the Allurion Balloon;
•
whether key thought leaders in the medical community accept that such clinical trials are sufficiently meaningful to influence their or their patients’ choices of product;
•
maintenance of our existing regulatory approvals and expansion of the geographies in which we have regulatory approvals;
•
establishment and maintenance of commercially viable processes at a scale sufficient to meet anticipated demand at an adequate cost of manufacturing, and that are compliant with ISO 13485 Quality Management System requirements and/or good manufacturing practice requirements, as set forth in the FDA’s QSR and other international regulations;
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

Some of these factors are beyond our control. If we are unable to continue to commercialize the Allurion Balloon and our other current and future products and services, or are unable to obtain distributors or partners to commercialize them, we may not be able to produce any incremental revenues related to the Allurion Balloon and our other current and future products and services. This would result in an adverse effect on our business, financial condition, results of operations and growth prospects.

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
•
obtain regulatory approval or clearance for existing products and to enhance our existing products, and commercialize new products, including any label expansions for use of our products in adolescents or lower BMI levels;
•
respond to changing regulations associated with medical devices across all geographies;
•
perform clinical trials with respect to our existing products and any new products, including products under development and the combination of our products with other therapies, including GLP-1s;
•
attract, retain, and motivate qualified personnel in various areas of our business; and
•
obtain and maintain coverage and adequate levels of reimbursement for our products in the future.

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

Historically, intragastric balloon products are not reimbursed by third-party payors, although a very limited number of balloon procedures have been subject to reimbursement in the U.K. market. We do not currently plan on submitting any requests to any third-party payor for coverage or billing codes specific to our products other than as allowed by the National Health Service in the United Kingdom. However, payors may change their coverage and reimbursement policies for intragastric balloon products as a category and/or for other obesity treatments and procedures, and these changes could negatively impact our business. For example, healthcare reform legislation or regulation that may be proposed or enacted in the future that results in a favorable change in coverage and reimbursement for competitive products and procedures in weight loss and obesity could also negatively impact adoption of our products and our future revenues, and our business could be harmed as we would be at an economic disadvantage when competing for customers. For more information, see section entitled "Business - Government Regulation - Other U.S. Healthcare Laws - Coverage, Reimbursement and Healthcare Reform."

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

Market acceptance of our products could be negatively impacted by many factors, including:

•
the unwillingness of patients to pay out-of-pocket for the Allurion Program in the absence of coverage and reimbursement for such program;

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
•
perceived risks or uncertainties, or actual adverse events or other undesirable side effects, associated with the use of our gastric balloon, or components thereof, or of similar products or technologies of our competitors;
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

We currently engage in direct sales efforts in 19 countries. We must hire, retain and motivate a significant number of sales and marketing personnel in order to support our existing operations and any future growth in these and other new countries. There is significant competition for quality personnel experienced in such activities, including from companies with greater financial resources than Allurion. If we are not successful in our efforts to continue recruiting, retaining, and motivating such personnel, we may not be able to increase our revenues, or we may increase our expenses in greater measure than our revenues, negatively impacting our operating results.

We are also working on creating a direct sales structure and strategy in certain markets, including implementing the correct legal and business structures to comply with taxation and operational requirements. These structures may not ultimately be implemented or, if implemented, be successful or effective, and may not be able to increase our revenues or improve our gross margins. In addition, our expenses or tax-related costs may increase in greater measure than our revenues, negatively impacting our operating results.

Furthermore, our sales force may operate independently with limited day-to-day oversight from management. They may engage in sales practices that increase certain risks to our business, including the risk of scrutiny from regulatory authorities and the risk that we violate anti-corruption regulations in one or more countries. These and other independent actions may result in unexpected costs, news that might impair our reputation or revenues, actions by regulatory authorities, litigation, and/or sanctions. Any of these could impair the trading price of our common stock and adversely impact our results.

The effectiveness and safety of the Allurion Balloon depends critically on our ability to educate health care providers on its safe and proper use. If we are unable to do so, we may not achieve our expected growth and may be subject to risks and liabilities.

In addition to educating health care providers on the clinical benefits of the Allurion Balloon, we must also train health care providers on the safe and appropriate use of the Allurion Balloon. If we are unable to provide an adequate training program with respect to the Allurion Balloon, product misuse may occur that could lead to serious adverse events. Many health care providers may be unfamiliar with such treatments or find it more complex than competitive products or alternative treatments. As such, there is a learning process involved for health care providers to become proficient in the use of our products and it may take several procedures for a health care provider to be able to use the Allurion Balloon comfortably. In addition, it is also critical for health care providers to be educated and trained on best practices in order to achieve optimal results, including patient selection and eligibility criteria and patient follow-up, as well as complementary methods of use such as diet or behavioral modification programs. Convincing health care providers to dedicate the time and energy necessary for adequate training is challenging, and we cannot assure you that we will be successful in these efforts. This training process may also take longer than we expect. In the event that health care providers are not properly trained in the use of the Allurion Balloon and Allurion Program generally, they may misuse or ineffectively use our products for the treatment of patients. As a result, patients may experience adverse events or not be able to enjoy the benefits of our program or achieve the weight loss outcomes they expect, leading to dissatisfaction and market rejection of our products. In addition, misuse of our products in any stage of the treatment may result in, among other things, patient injury, adverse side effects, negative publicity or lawsuits against us. Any of these events could have an adverse effect on our business and reputation.

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

There is no guarantee that the FDA or non-U.S. regulatory agencies will grant approval or clearance for our current or future products, including the Allurion Balloon. Failure to obtain regulatory approvals or clearances in the United States and other international jurisdictions, or revocation of approvals or clearances in those jurisdictions, will prevent us from marketing and selling our products in such jurisdictions.

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

Moreover, clinical studies or manufacturing processes conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more international regulatory authorities does not ensure approval by regulatory authorities in other countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. An international regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain regulatory approvals on a timely basis, if at all. We may not be able to submit applications for regulatory approvals or clearances and, even if we submit, we may not receive necessary approvals or clearances to commercialize and sell our products in any market.

Before obtaining regulatory approval or clearance for the sale of a product, we may be required to conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our planned products in human patients. Preclinical studies and clinical trials can be expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. A failure of one or more of our trials could occur at any stage of testing. In connection with the initiation of a clinical trial in the U.S., we filed an investigational device exemption application, which was approved by the FDA in 2016. After we conducted that trial and submitted a premarket approval application to the FDA in 2020, the FDA requested additional data. Therefore, we withdrew the PMA, and in 2021 submitted an IDE application for our AUDACITY trial, which the FDA approved in 2021. We recently completed the AUDACITY trial and expect to file the fourth and final module of the PMA based on its results.

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
•
the supply or quality of our products or other materials necessary to conduct clinical studies of our products may be insufficient or inadequate; and
•
the enactment of new regulatory requirements in the EU under the MDR effective since May 26, 2021 may make approval times longer and standards more difficult to pass. In particular, manufacturers are required to:

o
assign a UDI to a medical device before it is placed on the EU market in order to improve traceability of the medical device; and
o
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

Even if we obtain regulatory approvals or clearances in a jurisdiction, our products may be removed from the market due to a variety of factors, including adverse events, recalls, suspension of regulatory clearance to sell, or other factors. For example, on August 6, 2024, we announced that the the French regulatory authority ANSM had suspended sales of the Allurion Balloon in France, and we withdrew the Allurion Balloon from the French market pending implementation of a remediation plan to reduce certain risks associated with the advertising, follow-up program, and adverse events for the Allurion Balloon. While the ANSM has since lifted its suspension following our completion of a remediation plan, other regulatory authorities may in the future take action with respect to our products, and there is no guarantee that we will be able to successfully implement a remediation plan or other remedial measures to the satisfaction of any such regulatory authority, which could delay or prevent us from resuming sales of the Allurion Balloon in the affected territory as a result. In addition, a withdrawal from the market in one country may have a negative effect on the regulatory approval process and ability to sell and commercialize, and the market acceptance of, the Allurion Balloon in other countries.

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

The Allurion Balloon is not currently approved for commercial sale in the United States. Obtaining such approval is costly and time consuming, and we may not obtain the regulatory approval required to market and sell our products in the U.S.

Neither we, nor any future collaboration or distributor partner, can commercialize the Allurion Balloon in the United States without first obtaining regulatory approval from the FDA. Extensive preclinical and clinical testing is required to support FDA approval.

The FDA approval process is expensive, typically takes at least several years to complete, and FDA approval may never be obtained. We must also demonstrate that our manufacturing facilities, processes and controls are adequate to support FDA approval and that our clinical investigators complied with good clinical practices in the conduct of the Allurion Balloon clinical trial.

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

If the Allurion Balloon or our future products fail to demonstrate safety and efficacy in further or new clinical trials that may be required for FDA approval, or do not gain regulatory approval, our business and results of operations will be harmed.

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

We will be required to demonstrate, with sufficient valid scientific evidence through well-controlled clinical trials, that our product candidates are safe and effective for their intended uses before we can seek marketing approvals for their commercial sale. Positive results from our preclinical studies of the Allurion Balloon, and any positive results we may obtain from our early clinical trials of our current or future product candidates, may not necessarily be predictive of the results from subsequent preclinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies or any clinical trials of the Allurion Balloon according to our current development timeline, the positive results from such preclinical studies and clinical trials of the Allurion Balloon may not be replicated in subsequent preclinical studies or clinical trial results.

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

Many companies in the pharmaceutical, biotechnology and medical device industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless fail to obtain approval from the FDA or a comparable foreign regulatory authority. If in the FDA's judgment the results of the AUDACITY trial are not positive or sufficient to warrant approval at this time, the development timeline and regulatory approval and commercialization prospects for the Allurion Balloon, and, correspondingly, our business and financial prospects, would be materially adversely affected. Thus, even if the results from the AUDACITY trial appear positive, we do not know whether the FDA will determine that such results demonstrate adequate efficacy and safety and grant regulatory approval to market the Allurion Balloon.

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

Manufacturing of the Allurion Balloon requires capital expenditures and a highly-skilled workforce. There is a significant lead time to build and certify a new manufacturing facility. Although we believe our current facilities will give us adequate manufacturing capacity to meet demand for at least the next two years, we have, in the past, been unable to fill all incoming orders to meet growing demand. If we obtain FDA approval, we intend to rely on our existing manufacturing facilities to supply products in the United States. If demand increases faster than we expect, or if we are unable to produce the quantity of goods that we expect with our current facilities, we may not be able to grow revenue at an optimal rate. There may be other negative effects from supply shortages, including loss of our reputation in the marketplace and a negative impact on our relationships with our distributors, which could have a material adverse effect on our business, financial condition, results of operations, and growth prospects. We may also need to engage others to assist with the manufacture our products, a process which requires extensive time and resources, and we cannot guarantee that any manufacturing partner would be able to manufacture our products to our specifications and quality standards.

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

Our success depends on the reputation and awareness of our brand, which depend on factors such as the safety and quality of our products, our communication activities, including marketing and education efforts, customer acquisition and retention strategies, and our management of our heath care provider and patient experience. Maintaining, promoting and positioning our brand is important to expanding our customer base. This will depend largely on the success of our education and marketing efforts and our ability to provide a consistent, high-quality experience to health care providers and patients. If we do not successfully conduct our education and marketing efforts, particularly to health care systems and large institutions, or if existing users decrease their level of engagement, our revenue, financial results and business may be significantly harmed.

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
•
inability to continue to develop or maintain applications for mobile devices that customers find engaging, that work with a variety of mobile operating systems and networks, and that achieve a high level of market acceptance;
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

We believe that maintaining and enhancing awareness of our products and brand in the countries in which we currently sell our products and in new countries where we have limited awareness or brand recognition is important to expanding our customer base. As such, our growth will depend on the further development and commercialization of our current products, and marketing authorization of our future products, all in compliance with applicable laws and regulations. If we are unable to increase awareness of our products or enhance the strength of our brand in the countries in which we currently sell our products and in new countries in a timely and compliant manner, then our growth strategy could be adversely affected.

Risks Related to our Business and Industry

The weight loss and obesity management industries are highly competitive. We also compete with companies that make weight loss drugs and other weight loss solutions outside the medical device industry, including compounded drugs. If our competitors are able to develop and market products that are safer, more effective, easier to use or more readily adopted by patients and health care providers, our commercial opportunities will be reduced or eliminated.

The weight loss and obesity management industries are highly competitive, subject to rapid change and significantly affected by new product introductions, results of clinical research, corporate combinations, actions by regulatory bodies, changes by public and private payers, and other factors relating to our industry. We compete both with companies that offer medical devices as a weight loss therapy as well as companies that make weight loss drugs and other weight loss solutions outside the medical device industry. Because of the market opportunity and the high growth potential of the non-surgical device market for weight loss and obesity, in particular recent pharmaceutical therapies known as GLP-1s, competitors and potential competitors have historically dedicated, and will continue to dedicate, significant resources to aggressively develop and commercialize their products. Any one of these factors could reduce the demand for our devices or services or require substantial resources and expenditures for research, design and development to avoid technological or market obsolescence.

Outside the United States, we compete with a variety of local and regional competitive intragastric balloon manufacturers including SC MedSil, Medicone and Spatz Laboratories. In the United States, there are three manufacturers with an intragastric balloon approved by the FDA at this time: Boston Scientific Corporation, ReShape Lifesciences, Inc. and Spatz FGIA Inc. All of these balloons require endoscopy and anesthesia for placement and/or removal.

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

Our current international operations and any expansion of our business internationally expose us to business, regulatory, political, operational, financial, and economic risks associated with doing business internationally.

Our products are registered to be sold in over 50 countries, and we operate subsidiaries in Australia, France, the United Arab Emirates, the United Kingdom, the United States, Italy, Spain and Mexico. Our business strategy contemplates continued international operations in key markets, including partnering with medical device distributors and introducing the Allurion Balloon and other products outside the United States. The sale and shipment of our products internationally, as well as the purchase of components from international sources, subjects us to potential trade, export, import and customs, and economic sanctions regulations and laws.

Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export or import privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.

In addition, several of the countries in which we sell our products or conduct our operations are, to some degree, subject to political, economic or social instability. Doing business in other countries outside the United States involves a number of other risks, including:

•
compliance with the free zone regime regulations under which we and our partners operate;
•
different regulatory requirements for device approvals in international markets;
•
multiple, conflicting and changing laws and regulations such as tariffs and tax laws, export and import restrictions, and other regulatory requirements and governmental approvals, permits and licenses;
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
•
governmental price controls, differing reimbursement regimes, and other market regulations;
•
financial risks, such as longer payment cycles and difficulty enforcing contracts and collecting accounts receivable;
•
reduced protection for intellectual property rights, or lack of such rights in certain jurisdictions, forcing more reliance on our trade secrets, if available;
•
economic weakness, political and economic instability (including wars, terrorism and political unrest, such as attacks on commercial ships by Houthi rebels), outbreak of disease, boycotts, curtailment of trade, and other business restrictions;
•
failure to comply with the Foreign Corrupt Practices Act (the “FCPA”), including its books and records provisions and its anti-bribery provisions, by failing to maintain accurate information and control over sales activities and distributors’ activities;
•
compliance with tax, employment, immigration and labor laws;
•
taxes, including withholding of payroll taxes;
•
currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•
workforce uncertainty in countries where labor unrest is more common than in the United States;
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business and shipping interruptions resulting from natural or other disasters including earthquakes, volcanic activity, hurricanes, floods and fires, or other events outside our control.

Any of these risks, if encountered, could harm our future international expansion and operations and, consequently, have an adverse effect on our financial condition, results of operations and cash flows.

We depend on a limited number of single source suppliers to manufacture our components, sub-assemblies and materials, which makes us vulnerable to supply shortages and price fluctuations.

We rely on single source suppliers for some of the components, sub-assemblies and materials for our products. These components, sub-assemblies and materials are critical and, for certain items, there are relatively few alternative sources of supply. These single source suppliers may be unwilling or unable to supply the necessary materials and components reliably and at the levels we anticipate or that are required by the market. We also have two suppliers with which we do not maintain a formal contractual relationship. We typically have at least a six-month supply of the materials provided by each of these suppliers but we cannot guarantee that we could find an alternative before our inventory ran out and therefore the loss of these relationships could cause a substantial disruption to our business. We would also have little to no recourse if one of these two suppliers became unwilling or unable to continue to supply materials. While our suppliers have generally met our demand for their products and services on a timely basis in the past, we cannot guarantee that they will in the future be able to meet our demand for their products, either because of an increase in the level of such demand, acts of nature, the nature of our agreements with those suppliers or our relative importance to them as a customer. Our suppliers may decide in the future to discontinue or reduce the level of business they conduct with us.

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

Moreover, if we, the FDA or a comparable foreign regulatory authority discover previously unknown problems with our products, such as adverse events of unanticipated severity or frequency, or problems with the facilities where our products are manufactured, or if a regulatory authority disagrees with the promotion, marketing or labeling of our products, a regulatory authority may impose restrictions relative to such product, the manufacturing facility or us, including requesting a recall or requiring withdrawal of the product from the market or suspension of manufacturing. For example, on August 6, 2024, the ANSM suspended sales of the Allurion Balloon in France due to adverse events, and we withdrew the Allurion Balloon from the French market, pending implementation of a remediation plan. While the ANSM has since lifted its suspension following our completion of a remediation plan, other regulatory authorities may in the future take action with respect to our products, and there is no guarantee that we will be able to successfully implement a remediation plan or other remedial measures to the satisfaction of any such regulatory authority, and we could be delayed or prevented from resuming sales of the Allurion Balloon in the affected territory as a result. A withdrawal from the market in a country, and the risks identified by the applicable regulatory authority, could negatively affect the market acceptance of the Allurion Balloon.

We depend on our senior management team and the loss of one or more key employees or an inability to attract and retain highly skilled employees could harm our business.

Our success largely depends upon the continued services of our executive management team and key employees, and the loss of one or more of our executive officers or key employees could harm us and directly impact our financial results. Although we have entered into employment agreements with some of our executive officers and key employees, each of them may terminate their employment with us at any time. Changes in our executive management team resulting from the hiring or departure of executives could disrupt our business. For example, on November 7, 2024, Christopher Geberth, our former Chief Financial Officer, notified us of his decision to resign effective as of November 13, 2024, to pursue other interests. These types of changes in our management team could cause retention and morale concerns among current employees, as well as operational risks. In addition, our Chief Executive Officer, Shantanu Gaur, has been with us since inception and has been instrumental in building operational capabilities, raising capital and guiding product development and regulatory strategy. If Dr. Gaur was no longer working at our company, our industry credibility and operational capabilities would be harmed.

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

We may acquire other businesses, form joint ventures or make investments in other companies or technologies in the future. If we are not successful in integrating these businesses, as well as identifying and controlling risks associated with the past operations of these businesses, we may incur significant costs, receive penalties or other sanctions from various regulatory agencies, and/or incur significant diversions of management time and attention.

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

We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, license, strategic alliance or joint venture. To finance such a transaction, we may choose to issue our common stock as consideration, which would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other companies or fund a joint venture project using our common stock as consideration. Alternatively, it may be necessary for us to raise additional funds for acquisitions through public or private financings, royalty or debt financings. Additional funds may not be available on terms that are favorable to us, or at all.

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

Our overall performance depends, in part, on worldwide economic conditions. In recent quarters, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:

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

Our business, headcount, and operations have both expanded and contracted, in the United States and abroad, since our inception, and we anticipate operational changes in the future as we enhance our product development efforts and refine our marketing and distribution strategies. While we expect to continue to grow headcount and operations over the long-term, in January 2024 we announced a restructuring plan designed to more closely align our cost structure with near-term revenue expectations, improve our capital structure, and accelerate the path to profitability. The January 2024 plan anticipated a total reduction of approximately 30% of our global workforce as of December 2023. Additionally, on November 6, 2024, the Board approved a restructuring plan to reduce operating costs and better align its workforce with the needs of our business. Under the November 2024 restructuring plan, we anticipate reducing our workforce by approximately 113 roles (approximately 50% of the total workforce). The majority of the November 2024 restructuring plan was completed in the fourth quarter of 2024.

We may be unable to manage effectively the changes to the business and potential disruption occasioned by such reductions. The implementation of our restructuring efforts, including the impact of a leaner organization, may result in delays in delivering our products and services, declines in customer and patient satisfaction, loss of customers, or difficulties in executing new strategies such as new sales and marketing strategies. We may experience employee attrition, decreased employee morale, and difficulty recruiting and retaining new employees in the future, all of which will require the time and attention of our management team.

In addition, our ability to complete the restructuring plans and achieve the anticipated benefits from the plans within the expected time frame, or at all, are subject to successful execution of management’s estimates and assumptions and may vary materially from our expectations, including as a result of factors that are beyond our control. If we do not realize the expected benefits of the restructuring plans on a timely basis, or at all, our business, results of operations and financial condition could be adversely affected. Furthermore, following completion of the restructuring plans, our business may not be more efficient or flexible than prior to implementation. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reductions.

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

We may enter into collaboration agreements with third parties with respect to our current or future products, including for distribution or commercialization in or outside the United States. Our likely collaborators for any distribution, marketing, licensing or other collaboration arrangements include large and mid-size medical device and diagnostic companies, regional and national medical device and diagnostic companies, and distribution or group purchasing organizations. We will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our products. Our ability to generate revenue from these arrangements will depend in part on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

Investors have increased their emphasis on the environmental, social and governance ("ESG") practices of companies across all industries, including the environmental impact of operations and human capital management. Certain stockholders use third-party benchmarks or scores to measure a company’s ESG practices and decide whether to invest in its common stock or engage with the company to require changes to its practices.

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

The research, testing, approval, manufacturing, labeling, selling, import, export, marketing and distribution of medical devices are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, where regulations differ from country to country. Our products are registered to be sold in over 50 countries, but we are not permitted to market our products in the United States until we receive the requisite approval or clearance from the FDA; we have not received such FDA approval to date. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including the following:

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

Prior to receiving approval to commercialize any of our products in the United States or abroad, we may be required to demonstrate with substantial evidence from preclinical and well-controlled clinical trials, to the satisfaction of the FDA or other regulatory authorities abroad, that such products are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our products are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering any of our products to humans may produce undesirable side effects, which could interrupt, delay or cause suspension of clinical trials of our planned products and result in the FDA or other regulatory authorities denying approval of our products for any or all targeted indications.

Regulatory approval from the FDA is not guaranteed, and the approval process is expensive and can take several years. The FDA also has substantial discretion in the approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials, or perform additional preclinical studies and clinical trials. For example, we previously conducted a clinical trial on the Allurion Balloon and submitted a PMA application based on data from that trial. When the FDA requested additional data, we withdrew the PMA application and sought FDA approval to conduct our AUDACITY trial, which the FDA granted in 2021 and which trial we recently completed. The number of preclinical studies and clinical trials that will be required for FDA approval varies depending on the product, the indication that the product is designed to address and the regulations applicable to any particular product. The FDA can delay, limit or deny approval of a planned product for many reasons, including, but not limited to, the following:

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

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. If there are significant employee reductions at the FDA or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future reductions in force and government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. In addition, federal employees recently have been subject to termination in connection with cost reduction efforts by the federal government. If a prolonged government shutdown or significant reduction in force of federal employees occurs, including those working for the FDA, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns and cost-cutting efforts could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Undesirable side effects caused by the Allurion Balloon could: cause us, the FDA or other applicable regulatory authorities to interrupt, delay or halt clinical trials, result in more restrictive labeling than originally required, cause the FDA to subsequently withdraw or modify our PMA should we receive approval, or result in the delay, denial or withdrawal of regulatory approval by other regulatory authorities. For example, in the 1980s and early 1990s, the FDA required post-market safety and efficacy data be collected on an earlier version of an intragastric balloon after patients suffered severe side effects and complications with the device, which ultimately resulted in the withdrawal of the PMA approval.

As of December 31, 2024, we had sold over 150,000 units of the Allurion Balloon in international markets. In our commercial experience, the serious adverse event ("SAE") rate has been less than 0.2% and has been similar to the SAE profile reported in the literature.

If we are unable to demonstrate that any adverse events are not related to our product, the FDA or other regulatory authorities could order us to cease further development of, require more restrictive indications for use and/or additional warnings, precautions and/or contraindications in the labeling than originally required, or delay or deny approval of any of our products. Even if we are able to do so, such event(s) could affect patient recruitment or the ability of enrolled patients to complete any future trials. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our products, the commercial prospects of such product may be harmed and our ability to generate product revenues from our product may be delayed or eliminated. Any of these occurrences may harm our ability to develop other products, and may harm our business, financial condition and prospects significantly.

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

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the health care system in ways that could affect our future revenue and future profitability and the future revenue and future profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation, that could result in significant changes to the health care system, some of which are intended to contain or reduce the costs of medical products and services. For example, one of the most significant health care reform measures in decades, the ACA, was enacted in 2010. The ACA contains a number of provisions, including those governing enrollment in federal health care programs, reimbursement changes and fraud and abuse measures, all of which have impacted government health care programs and resulted in the development of new programs. For more information, see section entitled “Business – Government Regulation - Other U.S. Healthcare Laws - Coverage, Reimbursement and Healthcare Reform.”

There have been judicial and Congressional challenges to certain aspects of the ACA, as well as executive efforts to repeal or replace certain aspects of the ACA. The Tax Cuts and Jobs Act passed in 2017 included a provision that would repeal one of the primary pillars of the law, the ACA’s individual mandate penalty, which essentially assessed a monetary penalty or fine on certain individuals who fail to maintain qualifying health coverage for all or part of a year. While not successful, the U.S. Congress may consider other legislation to repeal or replace elements of the ACA on a provision-by-provision basis. We cannot assure you that the ACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to health care reform will affect our business.

We cannot predict the impact that such actions against the ACA or other health care reform under the Trump administration will have on our business, and there is uncertainty as to what health care programs and regulations may be implemented or changed at the federal and/or state level in the United States, or the effect of any future legislation or regulation. However, it is possible that such initiatives could have an adverse effect on our ability to obtain approval and/or successfully commercialize products in the United States in the future. For example, any changes that reduce, or impede the ability to obtain, reimbursement for the type of products we intend to commercialize in the United States (or our products more specifically, if approved) or reduce medical procedure volumes could adversely affect our business plan to introduce our products in the U.S.

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
•
the availability of capital.

In addition, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.

Our business could be adversely affected by a disruption to our contractual relationships for the provision of telehealth services.

The corporate practice of medicine doctrine prohibits non-licensed individuals from practicing medicine, including by employing physicians or other licensed professionals to provide clinical services, directing the clinical practice of physicians and clinical professionals, or holding an ownership interest in an entity that employs or contracts with physicians and other licensed professionals. Certain jurisdictions also prohibit licensed professionals from splitting professional fees with non-licensed professionals.

Through our Virtual Care Suite platform, our customers gain access to one or more licensed health care providers for telehealth consultations. We contract with third parties who maintain a separate clinical environment through which customers can access telehealth consultations, and we contract with additional groups that employ or contract with licensed health care providers to deliver telehealth services and consultations in the same clinical environment (collectively, the “Contracted Telehealth Groups”).

Our contractual arrangements are structured to comply with applicable law and to help ensure providers delivering telehealth services to our customers retain exclusive authority for the provision of telehealth services and exercise independent professional judgment in performing weight-loss consults, supervising nurse practitioners and physician assistants, and writing prescriptions for patients, as applicable. We cannot guarantee that government entities or courts would determine our approach is consistent with the corporate practice of medicine, fee splitting laws, or other laws governing the delivery of clinical services via telehealth. Furthermore, the foregoing laws, and the enforcement landscape, are subject to change based upon political, regulatory, and other influences. If our arrangements for the delivery of telehealth services on the platform are deemed to be unlawful, providers accessing our platform could be subject to penalties (e.g., fines or license suspension), which could discourage providers from entering arrangements with the Contracted Telehealth Groups and delivering services to our customers. Such enforcement actions could result in lawsuits by providers—against the Contracted Telehealth Groups or us—and could require us to restructure or terminate our arrangements with Contracted Telehealth Groups. These consequences, along with any other disputes that may arise with the Contracted Telehealth Groups related to the delivery of telehealth services to our customers, could impair our ability to offer telehealth services on our platform and materially affect our business, financial condition, and results of operations.

Our and the Contracted Telehealth Groups' activities are subject to laws governing the provision of telehealth services, which could be subject to changes that result in additional operational complexity or increase costs.

The Contracted Telehealth Groups and their providers are subject to laws governing the provision of telehealth services and the delivery of professional healthcare services more broadly. For example, some states limit the modality through which telehealth services are delivered, such as requiring synchronous (i.e. “live”) communication or curtailing asynchronous (or “store-and-forward”) communication for certain telehealth services (e.g., prescribing certain types of medications). Although we believe our contractual arrangements with the Contracted Telehealth Groups are structured to comply with laws governing the provision of telehealth services, these laws are evolving at a rapid pace and are subject to changing political, regulatory, and other influences. Due to the rapidly evolving regulatory climate, we cannot assure that our contractual arrangements and telehealth activities, if challenged, will be deemed compliant, nor can we assure that a new or existing law will not be implemented, enforced, or changed, with little or no notice, in manner that requires us to modify our business model at a material expense.

Evolving government regulations and enforcement activities may require increased costs or adversely affect our results of operations.

Our contractual arrangements with our Contracted Telehealth Groups are structured to comply with all applicable material laws, but, due to the uncertain regulatory environment and enforcement discretion, government regulators or enforcement agencies may determine that we or our Contracted Telehealth Groups are in violation of their laws and regulations. If we must remedy such violations, we or the Contracted Telehealth Groups may be required to modify business operations and services in a manner that undermines our ability to retain or acquire new customers, or we—or our Contracted Telehealth Groups—may be subject to fines or other burdensome enforcement actions that may result in our termination of operations in certain jurisdictions. If so, our revenue may decline and our business, financial condition, and results of operations could be adversely affected.

Moreover, the laws applicable to our operations are subject to change or reinterpretation, and continued compliance may require us to change our practices at significant expense. Additional expenses may increase future overhead, which could have a material adverse effect on our results of operations. Additionally, modifications to our platform and the products, services and solutions we offer may require us to comply with additional laws and regulations, obtain necessary licenses or certifications, or materially alter our operations—any of which may require incurring significant expenses to ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent our products or services from being offered to customers, which could have a material adverse effect on our business, financial condition, and results of operations.

Our AllurionMeds program offers patients access to compounded semaglutide. Compounded drugs, including compounded semaglutide, have been subject to increased scrutiny by the FDA, state governmental agencies, and other third-parties, and may expose us to a variety of risks that could result in an adverse impact on our business or reputation.

We have developed and market a program, AllurionMeds, which offers patients access to compounded injectable semaglutide, a GLP-1 prescription medication, that is prescribed by the patient’s practitioner. The compounded semaglutide is prepared by a third-party 503B outsourcing facility (“Semaglutide Compounding Facility”) and dispensed via a state-licensed pharmacy. The FDA regulates 503B outsourcing facilities, which are required to comply with certain FDA requirements, including current good manufacturing practice requirements, product labeling requirements, restrictions on compounding drugs that are essentially a copy of an FDA-approved drug, and restrictions on compounding from bulk drug substances. 503B outsourcing facilities are also subject to analogous state laws and regulations. 503B outsourcing facilities have experienced both facility and product quality issues and have been subject to increased scrutiny by the FDA and state governmental agencies. If the Semaglutide Compounding Facility or any of its compounded products do not comply with applicable regulatory requirements or if there are quality issues with compounded semaglutide, FDA or state governmental agencies could pursue regulatory or enforcement action against the Semaglutide Compounding Facility, which could interrupt or halt the facility’s operations. Any such action could impact the ability of the Semaglutide Compounding Facility to supply compounded semaglutide, which could have an adverse effect on our business.

Additionally, if we are found to have manufactured, distributed, marketed, sold, or labeled any products in violation of applicable regulatory requirements, we may face significant penalties which may result in a material adverse effect on our business, financial condition, and results of operations. Certain 503B outsourcing facilities have been subject to negative media coverage, governmental inquiries and actions, and litigation in recent years, including with respect to compounded GLP-1s. For example, manufacturers of branded GLP-1 medications have brought lawsuits against 503B outsourcing facilities offering compounded GLP-1s as well as the prescribers of such medications, including telehealth providers. Any negative media coverage, governmental inquiries or actions, or litigation against us or the Semaglutide Compounding Facility could have an adverse effect on our reputation or business.

503B outsourcing facilities are permitted to compound from bulk drug substances if the product appears on the FDA’s drug shortage list. Semaglutide was previously listed on the FDA drug shortage list in 2022 but, in February 2025, the FDA issued a declaratory order in which the FDA determined that such shortage was resolved and removed semaglutide from the FDA drug shortage list. As part of the declaratory order, the FDA stated that 503B outsourcing facilities will be permitted to compound injectable semaglutide until May 22, 2025. Following such date, 503B outsourcing facilities, including the Semaglutide Compounding Facility, will be restricted in their ability to compound semaglutide. Additionally, on October 22, 2024, Novo Nordisk submitted a nomination for semaglutide to be included on FDA’s list of drug products that present demonstrable difficulties for compounding. If added to this list, 503B outsourcing facilities would be prohibited from producing compounded semaglutide, even if semaglutide is on the drug shortage list. If any of these events occurs, we cannot guarantee that we will be able to continue offering these products in the same manner, to the same extent, or at all, due to a variety of factors outside our control, including supply chain, intellectual property, regulatory and resource allocation matters. If our ability to offer these products is constrained in the future, supply may be limited, the price of these offerings may increase significantly, which could decrease new customer demand, cause existing customers to cancel their subscriptions, and reduce our revenues and/or gross profit, which could harm our brand, reputation, and results of operations.

If we fail to comply with health care regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Even though we do not and will not control referrals of health care services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state health care laws and regulations pertaining to fraud and abuse and patients’ rights may be applicable to our business. If we are approved by the FDA to market our products in the U.S., we could be subject to health care fraud and abuse, transparency, and patient privacy regulation by both the federal government and the states in which we conduct our business. For more information, see the section entitled “Business – Other U.S. Healthcare Laws.”

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

Unstable global economic and geopolitical conditions could adversely affect our business, financial condition, stock price, and results of operations.

The global economy and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, inflation, declines in economic growth, global supply chain disruptions, and uncertainty about economic stability. The global economy and financial markets also may be adversely affected by the potential for significant changes in U.S. policies or regulatory environment given the new administration, current or anticipated impact of military conflict, including the ongoing conflicts between Russia and Ukraine, and in the Middle East, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts may adversely impact the financial markets and the global economy, and the economic countermeasures by the affected countries or others could exacerbate market and economic instability.

There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for any product candidates we may develop and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the equity and credit markets deteriorate, it may make any necessary equity or debt financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay, scale back or discontinue the clinical development of one or more of our product candidates, and our operations in general. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Furthermore, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, the new administration has imposed and announced plans to impose broad-based tariffs on imports from many countries, including China, Mexico, and Canada, as well as countries of the European Union and Japan. Historically, tariffs have led to increased trade and political tensions between the United States and countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition and results of operations.

We may be affected by regulatory responses to climate-related issues.

The Biden Administration made climate change and the limitation of greenhouse gas ("GHG") emissions one of its primary objectives. Several states and other geographic regions in the United States have also adopted legislation and regulations to reduce emissions of GHGs.

In March 2024, the SEC finalized new rules for public companies that require extensive climate-related disclosures and significant analysis of the impact of climate-related issues on our business strategy, results of operations, and financial condition (the "SEC Climate Disclosure Rules"), although the SEC recently stayed the reporting requirements. If such rules are eventually effective, they will require us to disclose our material climate-related risks and opportunities, GHG emissions inventory, climate-related targets and goals, and financial impacts of physical and transition risks, and our legal, accounting, and other compliance expenses may increase significantly to ensure our compliance; compliance efforts may also divert management time and attention. We may be exposed to legal or regulatory action or claims as a result of these new regulations, should they become effective. All of these risks could have a material adverse effect on our business, financial position, and/or stock price.

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

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third-party to continue developing and marketing our products and technology. We may also elect to enter into such a license in order to settle pending or threatened litigation. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us, and could require us to pay significant royalties and other fees. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our planned products in commercially important territories, or force us to cease some of our business operations, which could harm our business. Our employees may have been previously employed at, and many of our current advisors and consultants are employed by, universities or other biotechnology, medical device or pharmaceutical companies. Although we instruct our employees, advisors and consultants not to, and otherwise endeavor to ensure that they do not, use or disclose the proprietary information or know-how of others in their work for us, we may be subject to claims that we, or these service providers, have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such service providers’ current or former employer or other third party. These and other claims that we have misappropriated the confidential information or trade secrets of third parties can have a similar negative impact on our business to the infringement claims discussed above.

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

If we are not able to obtain and maintain intellectual property protection for our products and technologies, if the scope of our patents is not sufficiently broad, or our patents are invalidated, we may not be able to effectively maintain our market leading technology position.

As of December 31, 2024, we own or have rights to 19 issued and six pending patents in the United States related to various aspects of the Allurion Balloon such as a swallowable, self-deflating and naturally passing gastric balloon, improvements to the fill and release valves therein, methods for deploying and releasing a gastric balloon within the body, and next generation fill and release valves. In addition, we have 42 issued and five patents pending outside of the United States. Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the U.S. and in other countries with respect to our proprietary technology and products.

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

Our employees and consultants may have been previously employed at or engaged by other medical device, biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees, consultants and contractors may have executed proprietary rights, non-disclosure and non-competition agreements in connection with such employment. Although we instruct our employees and consultants not to, and otherwise endeavor to ensure that they do not, use or disclose the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we or these individuals have, inadvertently or otherwise, misappropriated the intellectual property or disclosed the alleged trade secrets or other proprietary information of such employers or competitors.

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

Concurrently with an infringement litigation, third parties may also be able to challenge the validity of our patents before administrative bodies in the United States or abroad. Such mechanisms include re-examination, post grant review and equivalent proceedings in foreign jurisdictions, e.g., opposition proceedings. Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover our products, potentially negatively impacting any concurrent litigation.

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

Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Additionally, laws of some countries outside of the United States and Europe do not afford intellectual property protection to the same extent as the laws of the United States and Europe. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in certain countries outside the U.S. and Europe or from selling or importing products made from our inventions in and into the U.S. or other jurisdictions. Consequently, competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

In the United States, the U.S. Congress is responsible for passing laws establishing patentability standards, and, as with any laws, implementation is left to federal agencies and the federal courts based on their interpretations of the laws. In the U.S., interpretation of patent standards can vary significantly within the USPTO, and across the various federal courts, including the U.S. Supreme Court. Recently, the U.S. Supreme Court has ruled on several patent cases, generally limiting the types of inventions that can be patented. Further, there are open questions regarding interpretation of patentability standards that the U.S. Supreme Court has yet to decisively address. Absent clear guidance from the U.S. Supreme Court, the USPTO has become increasingly conservative in its interpretation of patent laws and standards. Similar tensions between government administrations and judicial interpretation of patent laws in other jurisdictions may resulting in changes to the scope or validity of our patents in such jurisdictions.

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

In the ordinary course of our business, we collect and store sensitive data, including legally protected patient health information and personally identifiable information, or "PII". We collect this kind of information for purposes of servicing potential warranty claims, for post-marketing safety vigilance, and for other permissible purposes. We believe that, because of our current operations and the fact that we do not submit claims to third-party payors for reimbursement, we are not a covered entity or a business associate that acts on behalf of a covered entity under the Health Insurance Portability and Accountability Act (“HIPAA”). Nonetheless, numerous other federal, state, and foreign laws protect the confidentiality, privacy, availability, integrity and security of health information and other types of PII. These laws are evolving and are subject to change or differing interpretations, and new laws regarding privacy, data protection, and information security may be enacted in the future. This complex and evolving landscape could expose us—and the Contracted Telehealth Groups and their providers—to additional expense, adverse publicity, and liability.

For example, as part of the American Recovery and Reinvestment Act 2009 (“ARRA”), the U.S. Congress amended the privacy and security provisions of HIPAA. HIPAA imposes limitations on the use and disclosure of an individual’s protected health information by certain health care providers, health care clearinghouses, and health insurance plans, collectively referred to as covered entities, that involve the creation, use, maintenance or disclosure of protected health information. The HIPAA amendments also impose compliance obligations and corresponding penalties for non-compliance on individuals and entities that provide services to health care providers and other covered entities, collectively referred to as business associates. More recently, on December 10, 2020, HHS issued a Notice of Proposed Rulemaking (the public comment period to which was further extended in March 2021) which, if finalized, would make changes to some of HIPAA’s regulatory requirements, which would impact us, to the extent we are a business associate. ARRA also significantly increased the penalties for improper use or disclosure of an individual’s protected health information under HIPAA and extended enforcement authority to state attorneys general. The amendments also create notification requirements for individuals whose protected health information has been inappropriately accessed or disclosed, notification requirements to federal regulators and in some cases, notification to local and national media. Notification is not required under HIPAA if the health information that is improperly used or disclosed is deemed secured in accordance with encryption or other standards developed by HHS. Most states have laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the protected health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms to ensure ongoing protection of personal information.

Even when HIPAA does not apply, according to the Federal Trade Commission ("FTC"), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule.

Many foreign countries and governmental bodies, including the EU, Canada, Australia and other relevant jurisdictions, have their own laws and regulations concerning the collection and use of personal or sensitive data obtained from their residents or by businesses operating within their jurisdiction. For example, the European Commission adopted the General Data Protection Regulation (“GDPR”), effective on May 25, 2018, that supersedes previous EU data protection legislation, imposes more stringent EU data protection requirements and provides for greater penalties for non-compliance. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering goods or services to individuals in the EU or the monitoring of their behavior.

In addition, following the United Kingdom’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the United Kingdom at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the United Kingdom’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into United Kingdom law (referred to as the UK GDPR). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. As used herein, “GDPR” refers to both the EU and the UK GDPR, unless specified otherwise. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR can trigger steep fines of up to €20 million (£17.5 million) or 4% of total worldwide annual revenues, whichever is higher. Given the breadth and depth of changes in data protection obligations, meeting the GDPR’s requirements requires time, resources and a review of the technology and systems currently in use against the GDPR’s requirements.

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

The GDPR imposes strict rules on the transfer of personal data out of the European Economic Area (“EEA”), or the United Kingdom to third countries, including the United States. On June 4, 2021, the European Commission issued new forms of standard contractual clauses for data transfers from controllers or processors in the EEA, or otherwise subject to the GDPR, to controllers or processors established outside the EEA, and not subject to the GDPR. The new forms of standard contractual clauses have replaced the standard contractual clauses that were adopted previously under the Data Protection Directive. The UK is not subject to the European Commission’s new standard contractual clauses but has published its own transfer mechanism, the International Data Transfer Agreement, which enables transfers from the United Kingdom. We are required to transition to the new forms of standard contractual clauses and doing so requires significant effort and cost. Although the United Kingdom is regarded as a third country under the EU GDPR, the European Commission has issued a decision recognizing the United Kingdom as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the United Kingdom remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection. The United Kingdom government has confirmed that personal data transfers from the United Kingdom to the EEA remain free flowing.

We may be at risk of enforcement actions taken by certain EU or UK data protection authorities until such point in time that we may be able to ensure that all transfers of personal data to us from the EEA or the United Kingdom are conducted in compliance with all applicable regulatory obligations, the guidance of data protection authorities and evolving best practices. We may find it necessary to establish systems to maintain personal data originating from the EU/UK in the EEA or the United Kingdom (as applicable), which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, damage to our reputation and loss of goodwill, any of which could harm on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United Kingdom, the United States, and elsewhere, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Moreover, if the relevant laws and regulations change, or are interpreted and applied in a manner that is inconsistent with our data practices or the operation of our products, we may need to expend resources in order to change our business operations, data practices, or the manner in which our products operate. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products.

While we have implemented data privacy and security measures, as well as consent practices, in an effort to comply with applicable laws and regulations relating to data privacy and security, some health information and other PII or confidential information is transmitted to us by third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules, and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit health information and other PII or confidential information to us. A finding of noncompliance could result in penalties, orders requiring modification to our data privacy and security practices, or criminal charges, which could adversely affect our business. As noted above, changes in these laws also could result in substantial expenses or require us to materially change our operations in a manner adverse to our business.

We maintain a privacy policy available to customers that describes how we handle health information or other PII. Statements in our privacy policy could be subject to claims of deceptive practices by federal or state regulatory authorities or private parties, which could lead to significant legal expenses, divert our management’s attention from our operations, and seriously harm our business and our financial results. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to us may limit customers’ use and adoption of, and reduce the overall demand for, our platform. Any of the foregoing consequences could have a material adverse impact on our business and our financial results.

Finally, there is the risk that the limits we obtained for our cyber liability insurance may not cover the total loss experienced in the event of a data security incident, including the financial loss, legal costs, and business and reputational harm, particularly if there is an interruption to our systems. Additionally, there is the risk of a data privacy or security incident by an employee, which may expose us to liability. If personal information of our customers or employees is misappropriated, our reputation with our customers and employees may be injured resulting in loss of business and/or morale, and we may incur costs to remediate possible injury to our customers and employees or be required to pay fines or take other action with respect to judicial or regulatory actions arising out of such incidents.

Our business could be affected negatively by increased public scrutiny, regulatory enforcement, or changes in law with respect to online privacy and security.

Practices regarding the registration, collection, processing, storage, sharing, disclosure, use and security of personal and other information by companies offering online services like our platform have recently come under increased public scrutiny and regulatory enforcement. The regulatory landscape applicable to internet privacy and security is evolving rapidly and requires careful monitoring to remain in compliance.

For example, comprehensive state privacy laws, such as the California Consumer Privacy Act (the “CCPA”), which became effective on January 1, 2020, and which, as of January 1, 2023, was modified significantly by the California Privacy Rights Act require, among other things, that covered companies provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities depending on how such laws are interpreted and the types of personal information that we handle.

Similar legislation has been proposed or adopted in many other states. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the United States makes our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

There are also states that are specifically regulating health information. For example, Washington state recently passed a health privacy law that, as of June 30, 2024, regulates the collection and sharing of health information. This law also has a private right of action, which further increases the relevant compliance risk collecting the health information of Washington residents. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information, such as biometric data. These various privacy and security laws may impact our business activities, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted. Aspects of these new and emerging state privacy laws and regulations, as well as their interpretation and enforcement, are dynamic and evolving. These laws and regulations each require particular assessment for compliance, and we may be required to modify our practices in an effort to comply with them, which may impact demand for our offerings.

Although the EU GDPR and the UK GDPR currently impose substantially similar obligations, the UK government has announced plans to reform the data protection legal framework in the UK in its Data Use and Access Bill. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of European personal information and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EU.

If there is a significant change to applicable laws, regulations, or industry standards or practices regarding the storage, use, or disclosure of data our customers or providers share with us, or regarding the manner in which the express or implied consent of customers or providers for such collection, analysis and disclosure is obtained., we may be required to modify the design of our websites, mobile applications, solutions, features, or our privacy policies, and we may be limited in our ability to develop new offerings, functionalities or features.

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

We have incorporated, and plan to incorporate in the future, AI, including large language models (such as GPT), machine learning, and predictive analytics into our products under a platform which we call Allurion Iris. Coach Iris is part of the Allurion Iris AI platform, which leverages large learning models to help patients during their weight loss journey by providing 24/7 virtual coaching. AI is a new and emerging technology that is in its early stages of commercial use, particularly within the medical device industry. If any of our products that incorporate AI have perceived or actual negative impacts on the clinicians or patients who use them, we may experience brand or reputational harm, competitive harm or legal liability. The rapid evolution of AI may also require the application of significant resources to develop, test and maintain our products and services that incorporate AI in order to help ensure that it is implemented in a socially responsible manner, to minimize any real or perceived unintended harmful impacts. In addition, AI is subject to a complex and evolving regulatory landscape, including data protection, privacy, and potentially other laws and different jurisdictions have taken and may take in the future varying approaches to regulating AI. Compliance with these laws and regulations can be complex, costly and time-consuming, and there is a risk of regulatory enforcement actions or litigation if we fail to comply with these requirements. As regulations evolve, we may have to alter our business practices or products in order to comply with regulatory requirements.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred net operating losses in the past and expect to incur net operating losses for the foreseeable future.

We have incurred net operating losses since our inception, and we do not expect to be profitable in 2025. While we instituted cost reduction initiatives in recent years and are directing our efforts to become EBITDA positive in 2026, we expect to continue to incur significant sales and marketing and R&D expenses to operate our business and perform clinical research related to, among other things, the effects of the combination of the Allurion Balloon and GLP-1 therapy on muscle mass and long-term GLP-1 adherence. Investment in medical device product development, particularly clinical trials, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate safety or effectiveness.

We expect to generate significant operating losses for the foreseeable future. As of December 31, 2024 and December 31, 2023, we had an accumulated deficit of $238.9 million and $212.8 million, respectively. Based on our recurring losses from operations incurred since inception, the expectation of continuing operating losses for the foreseeable future, and the potential need to raise additional capital to finance our future operations and debt service payments, we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that the consolidated financial statements for the year ended December 31, 2024 are issued.

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

On April 16, 2024, we issued an aggregate principal amount of $48 million of Notes to RTW due April 16, 2031. The interest rate is fixed at 6.00% per annum and is payable quarterly in cash or, at our option, in kind for the first three years. In addition, upon consummation of the Business Combination, we received an investment of $40 million from RTW in exchange for future royalty payments pursuant to the Revenue Interest Financing; we are also required to make royalty payments on an additional $7.5 million under the Additional RIFA (as defined herein). We may also incur additional indebtedness to meet future financing needs.

Our ability to make scheduled payments of debt principal and interest on our existing or future indebtedness, or to refinance our indebtedness, and to pay our royalty obligations, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our debt obligations, including the Amended Note Purchase Agreement, impose certain financial covenants relating to minimum liquidity and minimum revenue requirements. We have received waivers of minimum liquidity and minimum revenue requirements under debt arrangements in the past, but there is no guarantee that we will not need to obtain waivers of financial covenants in the future or that, should we require them, we would be able to obtain such waivers on terms favorable to the Company, or at all. To the extent that we are unable to continue to comply with such ongoing minimum liquidity and revenue requirements, including as a result of any weakness in our business or macroeconomic trends, and are unable to procure additional waivers from RTW or other lenders in the future, such lenders may pursue a number of actions, including declaring us in breach of our covenants, requiring conditions to cure such breaches and/or exercising foreclosure remedies. Any or all of these actions may materially impact our working capital, and our business may not continue to generate sufficient cash flows from operations to fund operations, service our debt, and satisfy our royalty payment obligations. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as raising additional capital on terms that may be unfavorable, selling assets or portions of our business, or ceasing operations. Our ability to refinance our existing or any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

In addition, our indebtedness owed to RTW is collateralized by substantially all of our assets and subject to customary financial and operating covenants limiting our ability to, among other things, incur additional indebtedness, change our material line of business, modify our organizational documents, create liens, sell assets, or prepay other indebtedness. These covenants may make it difficult to operate our business. We are also subject to standard event of default provisions under the Revenue Interest Financing Agreement, Additional RIFA and the Amended Note Purchase Agreement, that, if triggered, would allow the debt to be accelerated, which could significantly deplete our cash resources, cause us to raise additional capital at unfavorable terms, require us to sell portions of our business or result in us becoming insolvent. The existing collateral pledged to RTW, and the covenants to which we are bound, may (i) prevent us from being able to secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions, (ii) heighten our vulnerability to downturns in our business, industry or the economy in general, (iii) limit our ability to adjust to changing market conditions, and (iv) place us at a competitive disadvantage compared to our competitors who have greater capital resources.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, a stockholder's ownership may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect a holder's rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We receive the majority of our revenue from sales to health care providers and third-party distributors. We extend credit to our customers for a significant portion of our sales and receivables from our customers are not secured by any type of collateral. We are therefore subject to the risk that our customers may not pay for the products they have purchased, pay at a slower rate than we have historically experienced, or may seek extended payment terms, which may, in turn, result in delays in our cash collection and increases in our accounts receivable. Our customers may encounter cash flow or operating difficulties, which may reduce their demand for our products or delay their payments to us, thereby increasing our accounts receivable turnover days, or increasing the risk that they may default on their payment obligations. These risks are heightened during periods of global or industry-specific economic downturn or uncertainty and during periods of rising interest rates. Our liquidity and cash flows from operations may be adversely affected if we are unable to settle our accounts receivable on a timely basis, if our accounts receivable cycles or collection periods lengthen or if we encounter a material increase in defaults of payment of our accounts receivable or repayments of amounts we have extended to our customers on credit.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of our financial statements requires us to make estimates and assumptions affecting the reported amounts of our assets, liabilities, revenues, expenses and earnings. If these estimates or assumptions are incorrect, it could have a material adverse effect on our results of operations or financial condition. We have identified several accounting policies as being critical to the fair presentation of our financial condition and results of operations because they involve major aspects of our business and require us to make judgments about matters that are inherently uncertain. These policies are described under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and should be considered in conjunction with our audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The implementation of new accounting requirements or other changes to GAAP could have a material adverse effect on our reported results of operations and financial condition. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our expectations and the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

Our share price is likely to be volatile. The securities markets in general, and the market for biotechnology and medical device companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors, including the following:

•
our ability to successfully commercialize, and realize revenues from sales of, the Allurion Balloon and other products and services;
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
•
general economic and political conditions such as recessions, interest rates, fuel prices, trade wars, pandemics (such as COVID-19), currency fluctuations, geopolitical conflicts, and acts of war or terrorism;
•
the effects of natural disasters, terrorist attacks and the spread and/or abatement of infectious diseases, including with respect to potential operational disruptions, labor disruptions, increased costs, and impacts to demand related thereto; and
•
the other risks described in this “Risk Factors” section.

These broad market and industry factors may harm the market price of our securities, regardless of our operating performance. Stock markets in general and our stock price in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our Company. For example, from January 1, 2024 to December 31, 2024, the closing price per share of our common stock on the NYSE ranged from as low as $7.00 to as high as $92.50 and daily trading volume ranged from approximately 156 to 2,539,556 shares (in each case, on a post-Reverse Stock Split basis). Investors that purchase our securities may lose their investments if the price of our common stock subsequently declines. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could adversely affect our business, financial condition, results of operations and growth prospects.

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

In addition, on December 18, 2023, we entered into the Purchase Agreement with Chardan Capital Markets (“Chardan”) related to a “ChEF,” Chardan’s committed equity facility (the “Chardan Equity Facility”). Pursuant to the Purchase Agreement, Chardan shall purchase from us up to $100.0 million of shares of our common stock, upon the terms and subject to the conditions and limitations set forth in the Purchase Agreement. As of March 21, 2025, we have sold 75,618 shares of our common stock to Chardan as Purchase Shares (as defined in the Chardan Purchase Agreement) under the Chardan Purchase Agreement, for aggregate net cash proceeds to us of approximately $1.0 million. Additional shares of our common stock under the Purchase Agreement may be sold by us to Chardan at our discretion from time to time. Sales of shares of our common stock under the Purchase Agreement in the future may cause the trading price of shares of our common stock to decrease.

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

Significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner as determined by our Board from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations, and financial condition.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of the NYSE, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations and financial condition. Although we already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We expect to invest substantial resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

As a result of disclosure of information in the filings required of a public company, our business and financial condition is more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, results of operations, and financial condition.

Certain parties have the right to nominate directors to our board of directors, and their interests may conflict with ours or yours in the future.

Pursuant to our Investor Rights and Lock-up Agreement, dated August 1, 2023, by and among us, Compute Health Sponsor LLC (the “Sponsor”), certain Legacy Allurion stockholders and certain other parties (the "Investors" and such agreement, the “Investor Rights Agreement”), the following persons have the following nomination rights with respect to our board of directors: (i) one director and one independent director to be nominated by Shantanu Gaur; (ii) one director and one independent director to be nominated by Remus Group Management, LLC and its affiliates (“Remus Capital”); (iii) one director to be nominated by the Sponsor; and (iv) two independent directors to be nominated by Allurion (one of whom shall be designated by RTW until such time as all obligations under the Revenue Interest Financing Agreement or any additional revenue interest financing agreement have been satisfied by Allurion). In addition, in September 2024, we appointed Keith Johns to our Board, in satisfaction of certain obligations to RTW set forth in the Amended Note Purchase Agreement, and in January 2025, we entered into the Omnibus Amendment pursuant to which RTW has the right to designate an additional director, initially R. Jason Richey, who was appointed to the Board effective as of December 30, 2024.

As a result of the foregoing, Shantanu Gaur, Remus Capital, the Sponsor and RTW or their respective nominees to our Board collectively have the ability to control the appointment of our management, the entering into of mergers, sales of substantially all or all of our assets and other extraordinary transactions, and influence amendments to our Amended and Restated Certificate of Incorporation (“Charter”) and Amended and Restated Bylaws (“Bylaws”). In any of these matters, the interests of the parties to the Investor Rights Agreement with the right to nominate directors may differ from or conflict with your interests.

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

In connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2024 and 2023, we identified material weaknesses in our internal control over financial reporting that we are currently working to remediate, which relate to: (a) insufficient segregation of duties in the financial statement close process; (b) a lack of sufficient levels of staff with public company and technical accounting experience to maintain proper control activities and perform risk assessment and monitoring activities; and (c) insufficient information systems controls, including access and change management controls. We have concluded that these material weaknesses in our internal control over financial reporting occurred because we do not have the necessary business processes, personnel and related internal controls to operate in a manner to satisfy the accounting and financial reporting timeline requirements of a public company.

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

However, we cannot assure you that the measures we have taken and are taking to remediate the material weaknesses will prevent or avoid potential future material weaknesses. Further, additional weaknesses in our disclosure controls and internal controls over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to the listing requirements of the NYSE, investors may lose confidence in our financial reporting and our stock price may decline as a result.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decrease.

We are in the process of designing and implementing our internal controls over financial reporting, which is time-consuming, costly and complicated. We have identified gaps in our internal control environment in the past and cannot provide assurances that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. If we identify additional material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective or, once required, if our independent registered public accounting firm is unable to attest that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decrease. We could also become subject to stockholder or other third-party litigation as well as investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions or other remedies.

We will need to raise additional capital in order to execute our business plan and to respond to changing market conditions, which additional capital may not be available on terms acceptable to us, or at all.

We will need to raise additional capital either by issuing equity, debt, or a combination of the two, in order to respond to market timing delays, technological advancements, competition, competitive technologies, customer demands, business opportunities, other challenges, potential acquisitions, unforeseen circumstances, or other reasons. In order to further business relationships with current or potential customers or partners, we may issue equity or equity-linked securities to such customers or partners. Despite the need for additional capital, we may not be able to timely secure additional debt or equity financing on favorable terms, or at all, especially given current market conditions where raising additional capital has proven particularly challenging. If we raise additional capital through the issuance of equity or convertible debt or other equity-linked securities, or if we issue equity or equity-linked securities to current or potential customers to further our business relationships, our existing stockholders would likely experience dilution, which may be significant. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital or to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to continue to support our business and to respond to business challenges could be significantly limited.

Additionally, under current SEC regulations, if our public float is less than $75 million, and for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements on Form S-3 is limited to an aggregate of one-third of our public float, which is referred to as the “baby shelf” rules.

As of the date of this Annual Report on Form 10-K, our public float is below $75 million. As such, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements on Form S-3 in any twelve-month period. If our public float decreases, the number of securities we may sell under our Form S-3 shelf registration statement will also decrease. We will remain constrained by the baby shelf rules under our Form S-3 shelf registration statement until such time as our public float exceeds $75 million, at which time, the number of securities we may sell under a Form S-3 registration statement will no longer be limited by the baby shelf rules.

We are not in compliance with the NYSE's minimum share price requirement or its minimum market capitalization standard and thus are at risk of the NYSE delisting shares of our common stock, which would have an adverse impact on the trading volume, liquidity, and market price of shares of our common stock.

On August 29, 2024, we received a notice from the NYSE notifying us that as of August 29, 2024, we were not in compliance with the continued listing standard set forth in Section 802.01B of the NYSE’s Listed Company Manual (the “Minimum Market Capitalization Standard”) because our average market capitalization was less than $50.0 million over the consecutive 30 period ended August 29, 2024 and our last reported stockholders’ equity as of August 29, 2024 was less than $50.0 million. In accordance with applicable NYSE procedures, within 45 days of receipt of the notice, we submitted a plan to the NYSE advising it of outlining measures that would bring us into conformity with the Minimum Market Capitalization Standard within 18 months of receipt of the notice (the “Cure Period”). We submitted a business plan to the NYSE demonstrating our ability to regain compliance with the NYSE’s rules within the Cure Period. The NYSE has accepted the plan and as a result, we are subject to quarterly monitoring for compliance with the business plan and our common stock will continue to trade on the NYSE during the Cure Period, subject to our compliance with other NYSE continued listing requirements. If we fail to comply with the plan or we do not meet the Minimum Market Capitalization Standard at the end of the Cure Period, we will be subject to NYSE’s prompt initiation of suspension and delisting procedures.

In addition, on August 12, 2024, we received a letter from NYSE notifying us that, as of August 8, 2024, for the preceding 30 consecutive business days, the average closing price of our common stock had closed below $1.00 per share, the minimum average closing bid price required by the continued listing requirements of Rule 802.01C of the NYSE Listed Company Manual (the “Minimum Bid Price Standard”). Pursuant to Rule 802.01C of the NYSE Listed Company Manual, a company will be considered to be below compliance standards if the average closing price of a security fell below $1.00 over a period of 30 consecutive trading days. A company can regain compliance with the Minimum Bid Price Standard at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period, the company has (i) a closing share price of at least $1.00 and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. In the event that at the expiration of the six-month cure period, both a $1.00 closing share price on the last trading day of the cure period and a $1.00 average closing share price over the 30 trading-day period ending on the last trading day of the cure period are not attained, the NYSE will commence suspension and delisting procedures. On January 3, 2025, we effected a reverse stock split of our common stock at a ratio of 1-for-25 with the primary objective of raising the trading price of our common stock to meet the Minimum Bid Price Standard. On February 3, 2025, we received a letter from NYSE notifying us that we had regained compliance with the Minimum Bid Price Standard.

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

On August 12, 2024, we received a letter from NYSE notifying us that, as of August 8, 2024, we were not in compliance with the Minimum Bid Price Standard because, for the preceding 30 consecutive business days, the average closing price of our common stock had closed below $1.00 per share, the minimum average closing bid price required by the continued listing requirements of Rule 802.01C of the NYSE Listed Company Manual. On February 3, 2025, we received a letter from NYSE notifying us that we had regained compliance with the Minimum Bid Price Standard. On August 29, 2024, we received a notice from the NYSE notifying us that, as of August 29, 2024, we were not in compliance with the Minimum Market Capitalization Standard because our average market capitalization was less than $50.0 million over the consecutive 30 trading-day period ended August 29, 2024 and our last reported stockholders’ equity as of August 29, 2024 was less than $50.0 million. Although we have taken steps to regain compliance with the Minimum Market Capitalization Standard listing standards, including the submission of a business plan to the NYSE demonstrating our ability to regain compliance with the Minimum Market Capitalization Standard, which the NYSE accepted, we cannot assure you that we will be able to cure this deficiency or comply with other NYSE continued listing standards, including the Minimum Bid Price Standard. A delisting of shares of our common stock from the NYSE could negatively impact us as it would likely reduce the liquidity and market price of shares of our common stock.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our common stock share price and trading volume could decline.

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. If few or no securities or industry analysts cover us, the trading price for our common stock would likely be negatively impacted. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our share price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our share price would likely decline. If one or more of these analysts cease coverage of Allurion or fail to publish reports on us regularly, demand for our common stock could decrease, which could cause our share price and trading volume to decline.

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

•
our Board is divided into three classes with staggered three-year terms, which may delay or prevent a change of our management or a change in control;
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

The effective purchase prices at which certain independent directors of Compute Health, certain Legacy Allurion stockholders, the PIPE Investors, RTW, a Fortress affiliate and HVL acquired their shares of our common stock are generally substantially less than the IPO price of $176.00 per share, after giving effect to the CPUH Exchange Ratio and the Reverse Stock Split. Consequently, such stockholders may realize a positive rate of return on the sale of their shares of common stock even if the market price per share of our common stock is below $176.00 per share. While some of our securityholders may experience a positive rate of return based on the current trading price, public securityholders may not experience a similar rate of return on the securities they purchased due to differences in the purchase prices they paid and the trading price at the time of sale and may instead experience a negative rate of return on their investment. On March 21, 2025, the last quoted sale price for our common stock as reported on the NYSE was $3.58 per share.

Consequently, these securityholders may have an incentive to sell their shares of our common stock even if the trading price is below the price paid by investors in Compute Health’s IPO, which could cause the market price of our common stock to decline.

In addition, on December 18, 2023, we entered into the ChEF Purchase Agreement with Chardan related to the Chardan Equity Facility. Pursuant to the ChEF Purchase Agreement, Chardan shall purchase from us up to $100.0 million of shares of our common stock, upon the terms and subject to the conditions and limitations set forth in the ChEF Purchase Agreement.

The shares of our common stock that may be issued under the ChEF Purchase Agreement may be sold by us to Chardan at our discretion from time to time. The purchase price for shares of our common stock that we may sell to Chardan under the ChEF Purchase Agreement will fluctuate based on the trading price of shares of our common stock. As a result, investors who purchase shares from Chardan at different times will likely pay different prices for those shares, and so may experience different levels of dilution and in some cases substantial dilution and different outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase from Chardan as a result of future sales made by us to Chardan at prices lower than the prices such investors paid for their shares.

Depending on market liquidity at the time, sales of shares of our common stock may cause the trading price of shares of our common stock to decrease. We generally have the right to control the timing and amount of any future sales of shares of our common stock to Chardan. Additional sales of shares of our common stock, if any, to Chardan will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Chardan all, some or none of the additional shares of our common stock that may be available for us to sell pursuant to the ChEF Purchase Agreement. If and when we do sell shares of our common stock to Chardan, after Chardan has acquired shares of our common stock, Chardan may resell all, some or none of such shares of our common stock at any time or from time to time in its discretion. Therefore, sales to Chardan by us could result in substantial dilution to the interests of other holders of shares of our common stock. In addition, if we sell a substantial number of shares of our common stock to Chardan under the ChEF Purchase Agreement, or if investors expect that we will do so, the actual sales of shares of our common Stock or the mere existence of our arrangement with Chardan may make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect such sales.

Under applicable NYSE rules, in no event may we issue to Chardan shares of our common stock representing more than the lower of the 19.99% voting power threshold and the 19.99% share and share equivalent thresholds referenced in Section 312.03(c) of the NYSE Listed Company Manual, unless we obtain prior stockholder approval or if such approval is not required in accordance with the applicable NYSE rules. In addition, Chardan is not obligated to buy any common stock under the ChEF Purchase Agreement if such shares, when aggregated with all other common stock then beneficially owned by Chardan and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and Rule 13d-3 promulgated thereunder), would result in Chardan beneficially owning common stock in excess of 4.99% of our outstanding voting power or shares of common stock.

In April 2024, we entered into the Amended Note Purchase Agreement, pursuant to which we issued and sold $48 million of Notes to the Purchasers. The actual number of shares of our common stock that may be issued upon conversion of the Notes will vary depending on the then-current conversion price of the Notes sold, not to exceed 19,168 shares of common stock, or 1% of the number of shares of the common stock outstanding as of April 14, 2024, unless we obtain approval of our stockholders for such securities issuance (the “First Stockholder Approval”), in accordance with the applicable stock exchange rules. At our 2024 Annual Meeting of Stockholders on December 16, 2024 (the “2024 Annual Meeting”), we obtained the First Stockholder Approval. The holder of the Notes may not exercise the Notes if such holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion.

In July 2024, concurrently with the July 2024 Public Offering (as defined herein), we consummated a private placement of an aggregate of 2,260,159 shares of Series A Preferred Stock (as converted to 90,407 shares of common stock on December 19, 2024) and 90,407 private placement warrants to RTW, at a purchase price of $30.00 per share and warrant. At our 2024 Annual Meeting, we obtained the requisite approval of our stockholders, in accordance with the applicable stock exchange rules, of the issuance of common stock that may be issued upon conversion of the Series A Preferred Stock and exercise of the July 2024 Private Placement Warrants (the “Second Stockholder Approval”). Following the date of the Second Stockholder Approval, each share of Series A Preferred Stock automatically converted into one share of common stock. In addition, in connection with the Second Stockholder Approval, the July 2024 Private Placement Warrants became exercisable at an exercise price of $30.00 and will expire five years from the date of issuance, subject to certain limitations. A holder of July 2024 Private Placement Warrants may not exercise the Private Placement Warrant if such holder, together with its affiliates, would beneficially own more than 4.99% (or, upon election by a holder prior to the issuance of the Private Placement Warrants, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise.

In January 2025, we issued and sold 841,751 shares of common stock to RTW for an aggregate purchase price of approximately $2.5 million at a purchase price per share of $2.97 per share. Also in January 2025, we entered into a securities purchase agreement with certain accredited investors pursuant to which we issued and sold 1,240,000 shares of common stock and accompanying common warrants to purchase up to 1,240,000 shares at an offering price of $6.00 per share and accompanying common warrant.

Similarly, in February 2025 we entered into a securities purchase agreement with certain accredited investors pursuant to which we issued and sold 900,000 shares of common stock and accompanying common warrants to purchase up to 1,800,000 shares of common stock at an offering price of $5.23 per share and accompanying common warrant. Concurrently, we issued and sold to an accredited investor affiliated with Leavitt Equity Partners LLC ("Leavitt") 267,686 shares of common stock and common warrants to purchase up to 535,372 shares of common stock for an aggregate purchase price of approximately $1.4 million at a purchase price of $5.23 per share and accompanying private placement warrant.

The common warrants issued to investors in the January offering, February offering and Leavitt private placement are not be exercisable until we obtain stockholder approval for the issuance of the shares of common stock underlying the common warrants as required by the applicable rules and regulations of the NYSE, and will then be immediately exercisable upon receipt of such stockholder approval. We intend to seek stockholder approval of the issuance of shares of common stock upon exercise of such common warrants at our special meeting of stockholder scheduled for April 4, 2025. In the event stockholder approval is obtained, the common warrants will be immediately exerciseable and the underlying shares of common stock acquired upon exercise may be sold by the holders thereof.

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

As of March 14, 2025, there were outstanding: (i) 13,206,720 Public Warrants to purchase an aggregate of 750,383 shares of common stock at an exercise price of $202.50 per share, (ii) 14,589 Rollover Warrants to purchase an aggregate of 14,589 shares of common stock at exercise prices ranging from $0.50 per share to $303.50 per share outstanding, (iii) 662,701 July 2024 Public Warrants to purchase an aggregate of 662,701 shares of common stock at a weighted average exercise price of $30.00 per share, (iv) 90,407 Private Placement Warrants to purchase an aggregate of 90,407 shares of common stock at an exercise price of $30.00 per share, (v) 1,240,000 January 2025 Warrants to purchase an aggregate of 1,240,000 shares of common stock at an exercise price of $6.00 per share, (vi) 1,800,000 February 2025 Warrants to purchase an aggregate of 1,800,000 shares of common stock at an exercise price of $5.23 per share, and (vii) 535,372 Leavitt Private Placement Warrants to purchase an aggregate of 535,372 shares of common stock at an exercise price of $5.23 per share.

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

Our existing warrants may not be exercised at all and we may not receive any cash proceeds from the exercise of the warrants.

Due to the significant number of redemptions of Compute Health Class A common stock in connection with the Business Combination, there was a significantly lower number of shares of Compute Health Class A common stock that converted into shares of our common stock in connection with the Business Combination. As a result, the shares of our common stock previously registered for resale are anticipated to constitute a considerable percentage of our public float. Additionally, a significant portion of the shares of our common stock registered for resale were purchased by securityholders pursuant to investments in Legacy Allurion that date from 2013 through the closing of the Business Combination at prices considerably below the current market price of our common stock. This discrepancy in purchase prices may have an impact on the market perception of our common stock’s value and could increase the volatility of the market price of our common stock or result in a significant decline in the public trading price of our common stock. The registration of these shares for resale creates the possibility of a significant increase in the supply of our common stock in the market. The increased supply, coupled with the potential disparity in purchase prices, may lead to heightened selling pressure, which could negatively affect the public trading price of our common stock.

The exercise prices of the warrants, in certain circumstances, may be higher than the prevailing market price of our underlying common stock and the cash proceeds to us associated with the exercise of such warrants are contingent upon our stock price. The value of our common stock may fluctuate and may not exceed the exercise price of the existing warrants at any given time. As of the date of this Annual Report on Form 10-K, all of our Public Warrants, each of which has an exercise price of $202.50 per share, our July 2024 Public Warrants, each of which has an exercise price of $30.00 per share, our January 2025 Warrants, each which has an exercise price of $6.00 per share, our February 2025 Warrants, each which has an exercise price of $5.23 per share, and our Leavitt Private Placement Warrants, each which has an exercise price of $5.23 per share, are “out of the money,” meaning the exercise price is higher than the market price of our common stock. As of March 14, 2025, 893 Rollover Warrants have been exercised. Of the 14,589 Rollover Warrants outstanding as of March 14, 2025, 11,655 of such warrants (2,231 of which have an exercise price of $26.25, 392 of which have an exercise price of $28.25, 209 of which have an exercise price of $61.00, 5,203 of which have an exercise price of $168.25, and 3,620 of which have an exercise price of $303.50) are “out of the money.” Holders of such “out of the money” warrants are not likely to exercise such warrants. There can be no assurance that such warrants will be in the money prior to their respective expiration dates, and therefore, we may not receive any cash proceeds from the exercise of such warrants.

Certain of our existing warrants are accounted for as liabilities and the changes in value of such warrants could have a material effect on, or cause volatility in, our financial results.

In connection with the Business Combination, we assumed our Public Warrants to purchase up to 750,383 shares of our common stock (which were originally issued as warrants to purchase shares of Compute Health Class A common stock in connection with Compute Health’s IPO) and Rollover Warrants to purchase up to 14,589 shares of our common stock (which were originally issued as warrants to purchase shares of Legacy Allurion Common Stock and Legacy Allurion Preferred Stock). Additionally, in July 2024 we issued the July 2024 Public Warrants to purchase up to 662,701 shares of our common stock and the Private Placement Warrants to purchase up to 90,407 shares of our common stock. We evaluated the accounting treatment of such warrants and determined to classify certain of such warrants as liabilities measured at fair value. The fair value of such warrants is remeasured on a quarterly basis with changes in the estimated fair value recorded in Other (expense) income on the consolidated statement of operations and comprehensive loss. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on such warrants each reporting period and that the amount of such gains or losses could materially impact or cause volatility in our financial results. For example, upon consummation of the Business Combination, the total value of the liability associated with the Public Warrants was $13.8 million measured at fair value based on the Public Warrant quoted price. However, at December 31, 2024, the fair value of the liability associated with the Public Warrants was determined to be $0.4 million.

Our Earn-Out Shares are accounted for as liabilities and the changes in value of such shares could have a material effect on, or cause volatility in, our financial results.

In connection with the Business Combination, holders of Legacy Allurion common stock and Legacy Allurion preferred stock and holders of vested options, warrants and restricted stock units exercisable or convertible into Legacy Allurion capital stock received the contingent right to receive additional shares of our common stock (the Shares”) upon the achievement of certain targets. We evaluated the accounting treatment of our Shares and determined to classify such shares as liabilities measured at fair value. The fair value of such shares is remeasured on a quarterly basis over the period with changes in the estimated fair value recorded in other income (expense) on the consolidated statement of operations and comprehensive loss. Due to the recurring fair value measurement, we expect that we will recognize gains or losses on our Shares each reporting period and that the amount of such gains or losses could materially impact or cause volatility in our financial results. For example, upon consummation of the Business Combination, the fair value of the liability associated with the Earn-Out Shares was initially valued and recorded as $53.0 million. However, at December 31, 2024, the fair value of the liability associated with the Earn-Out Shares was determined to be $1.1 million.

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

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, like other companies in our industry, we and our third-party vendors may, from time to time, experience threats and security incidents that could effect our information or systems. For more information, please see the section entitled "Risk Factors".

Governance Related to Cybersecurity Risks

Our cybersecurity risk management program is managed by our Information Security Management Committee (the “InfoSec Committee”). The InfoSec Committee is currently made up of a cross-disciplinary team, including the Company’s acting Chief Information Security Officer (CISO), Chief Legal Officer, VP of People, Senior Director of R&D & Engineering, VP of Global Marketing, Medical Affairs and our Senior Corporate Counsel. The InfoSec Committee meets on a monthly basis to provide oversight of the Company's information security management system ("ISMS"), review the performance and effectiveness of the ISMS, and review and discuss the direction of the Company’s cybersecurity program, among other responsibilities. The committee also performs an annual audit to ensure Allurion's ISMS is effectively implemented and maintained. Our acting CISO, who is also our VP of Software Engineering, is responsible for the day-to-day oversight of the assessment and management of our information security program and cybersecurity risks. The individual who is currently in this role has approximately 25 years of experience in information technology.

The Board also engages in oversight of cybersecurity risks. With the input of the InfoSec Committee, our CISO may provide periodic updates to the Board on matters related to cybersecurity as needed.

Item 2. Properties.

Our corporate headquarters are located in Natick, Massachusetts, where we lease approximately 9,900 square feet of office space pursuant to a lease agreement that commenced on June 15, 2016 and expires on November 30, 2025. We also lease approximately 12,700 square feet of office space for research and development in Natick, Massachusetts pursuant to a lease agreement that commenced on January 10, 2020 and expires on March 31, 2028. Additionally, we lease approximately 10,200 square feet of manufacturing space in Natick, Massachusetts pursuant to a lease agreement that commenced on January 8, 2018 and expires on February 28, 2028. We also lease approximately 1,870 square feet of manufacturing space in Natick, Massachusetts pursuant to a lease agreement that commenced on July 1, 2021 and expires on March 31, 2025. Outside of the United States, we lease approximately 292 square meters of office space in Paris, France, which represents our largest sales office. We believe that our existing facilities are suitable and adequate for our needs.

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

The Company's public warrants to purchase 0.056818 shares of our common stock at $202.50 per share trade on the New York Stock Exchange under the symbol "ALUR WS."

Holders

As of March 14, 2025, there were 197 record holders of our common stock and 1 record holder of our Public Warrants. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in the street name by brokers and other nominees. This number of record holders also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We do not intend to pay dividends on our common stock unless future profits warrant such action.

Equity Plan Information

See "Equity Plan Information" under Part III, Item 12 of this Annual Report on Form 10-K for information about our equity plans approved, and not approved, by stockholders.

Sales of Unregistered Securities and Purchases by the Issuer and Affiliated Purchasers

All sales of unregistered securities by us during the year ended December 31, 2024 have been previously disclosed. There were no purchases of our common stock by the Company or any affiliated purchaser during the quarter ended December 31, 2024.
Use of Proceeds

Not applicable.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion and analysis should be read together with the consolidated financial statements as of and for the years ended December 31, 2024 and December 31, 2023, included in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the sections titled “Cautionary Statement Regarding Forward-Looking Statements" and “Risk Factors” in other parts of this Annual Report on Form 10-K. For purposes of this section, all references in this discussion and analysis to “Allurion,” the “Company”, “we,” “us,” or “our” refers to the business and operations of Allurion and its consolidated subsidiaries following the consummation of the Business Combination and to Legacy Allurion and its consolidated subsidiaries prior to the consummation of the Business Combination. “Legacy Allurion” refers to Allurion Technologies, LLC, which was previously known as Allurion Technologies Opco, Inc. (formerly Allurion Technologies, Inc.) prior to the consummation of the Business Combination. Capitalized terms not defined in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section have the meanings ascribed to them in the consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.

Overview

Allurion is a leading medical device company that is focused on creating a best-in-class weight loss platform to treat obese and overweight patients. Our platform, the Allurion Program (the "Allurion Program"), features the world’s first and only swallowable, ProcedurelessTM intragastric balloon for weight loss (the "Allurion Balloon") and offers artificial intelligence ("AI")-powered remote patient monitoring tools, a proprietary behavior change program, secure messaging and video telehealth that are delivered by the Allurion Virtual Care Suite ("VCS").

The Allurion Program was designed to achieve metabolically healthy weight loss, which entails losing weight, maintaining that weight loss, and maintaining or increasing muscle mass in the process. Unlike other options that lead to short-term weight loss and muscle wasting, the Allurion Program is intended to deliver longer lasting results while reducing fat and not muscle. We believe the Allurion Program is also synergistic in combination with other weight loss therapies, including glucagon-like peptide 1 ("GLP-1") receptor agonists.

Our proprietary intragastric balloon, the Allurion Balloon, is swallowed as a capsule under the guidance of a health care provider without surgery, endoscopy, or anesthesia.

The Allurion VCS is comprised of tools to support patients’ weight loss experience, which we believe benefit both patients and health care providers:

(A)
For Allurion Program patients: Every current Allurion Program patient receives an Allurion Connected Scale ("Allurion Connected Scale") and access to our mobile app (the "App"), which integrates data from the Allurion Connected Scale to conveniently monitor weight, muscle mass, body fat, activity, sleep, and several other critical metrics. The App can also enable secure messaging and video telehealth with the patient’s care team and can deliver content from Allurion’s proprietary behavior change program - and library of 100 weight loss actions related to diet, nutrition, exercise, mental health, sleep, goal setting, and a number of other topics - directly to the patient. The App is available in 15 languages.
(B)
For Allurion Program providers: Our clinic dashboard, Allurion Insights, provides end-to-end remote patient monitoring powered by the Allurion Iris AI platform, which leverages machine learning to deliver key insights related to patient tracking data. Allurion Insights offers real-time access to patient data and AI-powered analytics, note functionality to keep track of patient encounters, and clinic-wide metrics that provide a snapshot of the clinic’s overall performance.

In addition to its use by Allurion Balloon patients, we believe the VCS can potentially be a platform for optimal long-term follow up after other medical and surgical weight loss interventions in the future. We have incorporated a Treatment Tracking and Clinic-Led Onboarding feature into the VCS that enables seamless onboarding and management of patients undergoing one or multiple weight loss treatments, including gastric balloons such as the Allurion Balloon, surgery, or medication, and in April 2024, launched the VCS in the United States for patients utilizing other weight loss treatments, including anti-obesity medications and bariatric surgery.

Our Allurion Program products are currently sold in Europe, the Middle East, Africa, Latin America, Canada and the Asia-Pacific region. AllurionMeds is currently only available in the United States.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products and receipt and maintenance of regulatory approvals. We generated revenue of $32.1 million and $53.5 million for the years ended December 31, 2024 and 2023, respectively, and incurred net losses of $26.1 million and $80.6 million for those same periods, respectively. We expect to continue to incur net losses for the foreseeable future as we focus on obtaining regulatory approvals for our products in new markets, refining our sales and marketing strategies, and continuing research and development efforts to further enhance our existing products. Further, following the closing of the Business Combination, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. As a result, we will need additional funding for expenses related to our operating activities, including selling, marketing, general and administrative, and research and development expenses.

Because of the numerous risks and uncertainties associated with obtaining and maintaining regulatory approval, market acceptance of our products, product development and enhancement, and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve profitability, we expect to finance our operations through a combination of equity offerings and debt financings. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the further development and commercialization efforts of one or more of our products, or may be forced to reduce or terminate our operations. See the subsections titled — “Liquidity and Capital Resources” below.

Recent Developments

Reverse Stock Split

On January 3, 2025, our 1-for-25 Reverse Stock Split was effective following approval by stockholders at the Company's 2024 annual meeting in December 2024. As a result, every 25 shares of our issued common stock were combined into one share of our common stock. No fractional shares of our common stock were issued as a result of the Reverse Stock Split. Stockholders who would otherwise have held a fraction of a share of common stock of the Company automatically received an additional fraction of a share of Common Stock to round up to the next whole share. The shares of our common stock retained a par value of $0.0001 per share. Trading of the common stock on the NYSE commenced on a split-adjusted basis at market open on January 3, 2025, under the existing trading symbol “ALUR.”

Omnibus Amendment

On January 7, 2025, we entered into an Omnibus Amendment (the “Omnibus Amendment”) by and among us, Allurion OpCo, Allurion Australia Pty Ltd, Allurion France, the Additional RIFA Investors and RTW, as agent for the Purchasers, to amend the Amended Note Purchase Agreement and the RIFAs (collectively, the “Existing Documents”).

The Omnibus Amendment requires (i) us and Allurion Opco to maintain certain minimum balances of unrestricted cash in controlled accounts in the U.S. in the amounts corresponding to the calculations set forth therein, and (ii) the Company to receive minimum trailing twelve-month consolidated Revenue (as defined in the Existing Documents) at amounts designated in the Omnibus Amendment, tested quarterly beginning with the twelve-month period ending September 30, 2025. The Omnibus Amendment also requires that (i) Allurion France shall have successfully regained marketing authorization from the ANSM (defined below) to resume the Commercialization (as defined in the Existing Documents) of the Product (as defined in the Existing Documents) in France on or prior to December 31, 2025, which occurred in February 2025 as noted below, and (ii) Allurion OpCo shall have received Marketing Authorization from the FDA for the Commercialization of the Product in the United States no later than June 30, 2026.

Pursuant to the Omnibus Amendment, RTW shall receive a number of shares of the common stock, representing 5.0% of the fully-diluted shares outstanding (without regard to any beneficial ownership blockers) immediately after the closing of the offering and sale of Additional Shares (as defined in the Existing Documents) to be consummated no later than February 15, 2025, in connection with which we raised at least $12.0 million in aggregate net proceeds (the “Amendment Fee”); provided that, in the event we cannot issue shares of common stock to the Purchasers due to applicable law, we shall instead issue an equivalent (as-converted) number of shares of a newly created series of Series A-1 non-voting preferred stock, par value $0.0001 per share (the “Series A-1 Preferred Stock”), and will include a proposal in a definitive proxy statement on Schedule 14A seeking stockholder approval no later than December 31, 2025 to allow the conversion of Series A-1 Preferred Stock into common stock; provided further that, each share of Series A-1 Preferred Stock outstanding on December 31, 2026 (the “Redemption Date”) shall, except to the extent prohibited by Delaware law governing distributions to stockholders (including the Delaware General Corporation Law), be redeemed by us for cash in an amount equal to the as-converted value of the underlying common stock.

The Omnibus Amendment also provides that we will ensure RTW shall have the right to designate one director to the Board, which director is currently Nicholas Lewin, and as of the Amendment Effective Date (as defined in the Omnibus

Amendment), RTW has the right to designate a second director to the Board, which additional director is initially R. Jason Richey.

Topline AUDACITY FDA Pivotal Trial Results

On January 8, 2025, we announced topline results from our AUDACITY pivotal trial evaluating the safety and efficacy of the Allurion Balloon. The AUDACITY trial was an open-label, multicenter, randomized, controlled trial and was the first U.S. Food and Drug Administration ("FDA") pivotal trial on an intragastric balloon for weight loss to report primary outcomes beyond nine months. The AUDACITY trial achieved its responder rate co-primary endpoint by demonstrating that more than 50% of Allurion Balloon subjects lost more than 5% of their total body weight at 48 weeks (58%; p-value = 0.0089). At 48 weeks, Allurion Balloon subjects exhibited substantially greater weight loss compared to control subjects with a 3.77% mean difference in total body weight loss, resulting in a 2.69% superiority margin. This margin was less than the pre-specified 3% superiority margin needed to meet the comparative co-primary endpoint (p-value=0.1616). At 40 weeks, the 4.22% mean difference in total body weight loss between groups exceeded a 3% superiority margin.

The rate of serious adverse events in Allurion Balloon subjects in the AUDACITY trial was 3.1%, the lowest reported in a pivotal FDA trial for a liquid-filled intragastric balloon indicated for weight loss.

Based on the results of the AUDACITY trial, we plan to submit the fourth and final module of the premarket approval application (“PMA”) to the FDA.

January 2025 RTW Private Placement

On January 14, 2025, we entered into a subscription agreement (the “January 2025 Subscription Agreement”) with funds affiliated with RTW, pursuant to which we agreed to sell 841,751 shares of its common stock for an aggregate purchase price of approximately $2.5 million at a purchase price per share of $2.97 (the “January 2025 RTW Private Placement”). The January 2025 RTW Private Placement closed on January 16, 2025.

January 2025 Public Offering and Concurrent Private Placement

On January 24, 2025, we entered into a securities purchase agreement (the “January 2025 Securities Purchase Agreement”) with certain accredited investors named therein, pursuant to which we agreed to issue and sell 1,240,000 shares of common stock (the “January 2025 Offering”) and 1,240,000 accompanying common warrants (the “January 2025 Warrants”) to purchase up to 1,240,000 shares of common stock upon exercise of the January 2025 Common Warrants in a concurrent private placement (the “January 2025 Private Placement”), at an offering price of $6.00 per share and accompanying January 2025 Common Warrant.

The January 2025 Offering and January 2025 Private Placement resulted in gross proceeds of approximately $7.4 million, before deducting the placement agent fees and commissions and estimated offering expenses payable by the Company. The January 2025 Offering and January 2025 Private Placement closed on January 27, 2025. We intend to use the net proceeds of the January 2025 Offering and January 2025 Private Placement for working capital and other general corporate purposes.

February 2025 Public Offering and Concurrent Private Placement

On February 19, 2025, we entered into a securities purchase agreement (the “February 2025 Securities Purchase Agreement”) with certain accredited investors named therein, pursuant to which we agreed to issue and sell 900,000 shares of common stock (the “February 2025 Offering”), and 1,800,000 accompanying common warrants (the “February 2025 Warrants”) to purchase up to 1,800,000 shares of common stock upon exercise of the February 2025 Common Warrants in a concurrent private placement (the “February 2025 Private Placement”), at an offering price of $5.23 per share and accompanying Common Warrant.

The February 2025 Offering and February 2025 Private Placement resulted in gross proceeds of approximately $4.7 million, before deducting the placement agent fees and commissions and estimated offering expenses payable by the Company. The February 2025 Offering and February 2025 Private Placement closed on February 20, 2025. We intend to use the net proceeds of the February 2025 Offering and February 2025 Private Placement to fund our clinical pipeline testing the effects of the combination of the Allurion Balloon and GLP-1 therapy on muscle mass and long-term GLP-1 adherence, for working capital and other general corporate purposes.

Leavitt Private Placement

On February 19, 2025, we entered into a subscription agreement (the “Leavitt Subscription Agreement”) with an accredited investor affiliated with Leavitt Equity Partners LLC (collectively, “Leavitt”), pursuant to which we agreed to sell to Leavitt 267,686 shares of common stock (the “Private Placement Shares”) and common warrants to purchase up to 535,372 shares of common stock (the “Leavitt Private Placement Warrants” and together with the Private Placement Shares, the “Private Placement Securities”), for an aggregate purchase price of approximately $1.4 million at a purchase price of $5.23 per share and accompanying Private Placement Warrant (the “Leavitt Private Placement”). The Leavitt Private Placement closed on February 20, 2025.

Resumption of Sales in France

On February 13, 2025, we announced that we are relaunching the Allurion Balloon in France after the Agence Nationale de Sécurité du Médicament (“ANSM”), the French regulatory authority, repealed its temporary suspension of sales of the device following our completion of the remediation plan we developed in cooperation with the agency and we were cleared to resume sales, effective immediately.

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
•
Product and geographic mix; timing. Our financial results, including our gross margins, may fluctuate from period to period based on the timing of orders, fluctuations in foreign currency exchange rates, and the number of available selling days in a particular period, which can be impacted by a number of factors, such as holidays or days of severe inclement weather in a particular geography, the mix of products sold, and the geographic mix of where products are sold.

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

Other Income (Expense)

Interest Expense

Interest expense consists of interest expense associated with outstanding borrowings under our debt obligations, as well as the amortization of debt issuance costs and discounts associated with such borrowings.

Change in Fair Value of Warrants

The change in fair value of warrants consists of the expense recognized upon the mark to market of our warrant liabilities.

Change in Fair Value of Debt

The change in fair value of debt consists of the expense recognized upon the mark to market of our convertible debt.

Change in Fair Value of Revenue Interest Financing and PIPE Conversion Option

The change in fair value of Revenue Interest Financing and PIPE Conversion Option (as defined below) consists of the expense recognized upon the mark to market of the Revenue Interest Financing with RTW and the issuance and mark to market of the PIPE Conversion Option. See Note 10, Fair Value Measurements for further information.

Change in Fair Value of Earn-out Liabilities

The change in fair value of earn-out liabilities consists of the gain or loss recognized upon the mark to market of the contingent earn-out consideration. See Note 10, Fair Value Measurements for further information.

Termination of convertible note side letters

The termination of convertible note side letters consists of the expense recognized related to the convertible note prepayment penalty and recognition of the PubCo Share, Base PubCo Share and Backstop Share liabilities.

Loss on Extinguishment of Debt

The loss on extinguishment of debt consists of the expense recognized related to the extinguishment of our 2021 Term Loan and Fortress Term Loan.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023	Change
Revenue	$32,110	$53,467	$(21,357)
Cost of revenue	10,607	11,970	(1,363)
Gross profit	21,503	41,497	$(19,994)
Operating expenses:
Sales and marketing	25,933	46,857	(20,924)
Research and development	17,369	27,694	(10,325)
General and administrative	28,399	46,024	(17,625)
Total operating expenses:	71,701	120,575	(48,874)
Loss from operations	(50,198)	(79,078)	28,880
Other income (expense):
Interest expense	(2,264)	(10,566)	8,302
Changes in fair value of warrants	17,024	8,364	8,660
Changes in fair value of debt	8,690	(3,751)	12,441
Changes in fair value of Revenue Interest Financing and PIPE conversion option	(14,321)	(2,192)	(12,129)
Changes in fair value of earn-out liabilities	22,900	29,050	(6,150)
Termination of convertible note side letters	—	(17,598)	17,598
Loss on extinguishment of debt	(8,713)	(3,929)	(4,784)
Other income (expense), net	1,452	(643)	2,095
Total other income (expense):	24,768	(1,265)	26,033
Loss before income taxes:	(25,430)	(80,343)	54,913
Provision for income taxes:	(718)	(264)	(454)
Net loss	$(26,148)	$(80,607)	$54,459

Revenue

Revenue decreased $21.4 million, or 40%, to $32.1 million for the year ended December 31, 2024, compared to the same period in 2023. The decrease in revenue was the result of lower re-order rates as distributors and certain accounts adjusted their inventory levels, as well as macroeconomic headwinds in certain markets. Additionally, in August 2024, ANSM suspended sales of the Allurion Balloon in France, resulting in a $1.2 million reduction to revenue for customer returns of the Allurion Balloon as well as no further sales to France in the second half of 2024. The decrease in revenue was also attributable to selling less or no product to certain distributors and accounts to manage our credit risk.

Cost of Revenue

Cost of revenue decreased $1.4 million, or 11%, to $10.6 million for the year ended December 31, 2024, compared to the same period in 2023. The decrease in cost of revenue was a direct result of decreased gastric balloons sold, partially offset by an increase in manufacturing expense, as less labor and overhead was absorbed due to lower production volumes.

Gross Profit

Gross profit decreased $20.0 million, or 48%, to $21.5 million for the year ended December 31, 2024, compared to the same period in 2023. The decrease in gross profit was primarily the result of an increase in our manufacturing expense, as less labor and overhead was absorbed due to lower production volumes, an increase in our excess and obsolete inventory reserve associated with expired inventory due to a drop in demand, as well as a decrease in revenue and sales volume of our gastric balloon system. Additionally, in August 2024, ANSM suspended sales of the Allurion Balloon in France, resulting in a $1.2 million reduction to revenue for customer returns of the Allurion Balloon, as well as no further sales to France in the second half of 2024.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses decreased $20.9 million, or 45%, to $25.9 million for the year ended December 31, 2024, compared to the same period in 2023. The decrease in sales and marketing expenses was primarily the result of a $14.0 million decrease in marketing spend driven by a reorganization of our selling and marketing spend focusing on more efficient channels and geographies, a $3.2 million decrease in shipping and logistics expenses, a $1.2 million decrease in meeting expenses, a $1.1 million decrease in travel expenses, a $0.5 million decrease attributable to salaries and related benefit costs due to lower headcount, and a $0.5 million decrease in outside consulting costs. We expect sales and marketing costs to decrease in 2025 as we have implemented cost reduction initiatives, including a reduction in force, and shift our focus of selling and marketing spend on more efficient channels and geographies.

Research and Development Expenses

Research and development expenses decreased $10.3 million, or 37%, to $17.4 million for the year ended December 31, 2024, compared to the same period in 2023. The decrease in research and development expenses was the result of a decrease of $6.3 million in costs related to the AUDACITY clinical trial as it nears completion, a $2.9 million decrease attributable to salaries and related benefit costs due to lower headcount, and a $1.2 million decrease in outside consulting costs. We expect research and development expenses to decrease in 2025 as our AUDACITY trial nears completion, as well as cost reduction initiatives, including a reduction in force.

General and Administrative Expenses

General and administrative expenses decreased $17.6 million, or 38%, to $28.4 million for the year ended December 31, 2024, compared to the same period in 2023. The decrease in general and administrative expenses was primarily the result of a $11.2 million decrease in bad debt expense, a $5.4 million decrease in stock-based compensation as the prior period included a $4.9 million one-time charge as a result of the Business Combination, a $3.0 million decrease in insurance expense as the prior period consisted of a $3.6 million one-time insurance charge related to the Business Combination, partially offset by an increase in director and officer insurance in the current year. These decreases were partially offset by a $2.8 million increase in professional, legal, and consulting fees, driven by $1.4 million of one-time legal fees in connection with the Amended Note Purchase Agreement with RTW and $0.9 million of offering costs expensed as part of the July 2024 Public Offering and July 2024 Private Placement. We expect general and administrative expenses to decrease in 2025, as we have implemented cost reduction initiatives, including a reduction in force.

Other expense (income)

Interest Expense

Interest expense decreased $8.3 million, or 79%, to $2.3 million for the year ended December 31, 2024, compared to the same period in 2023. The decrease in interest expense was due the termination of our Fortress Term Loan in April 2024, as well as a reduction in principal of our Fortress Term Loan as compared to our 2021 Term Loan during the comparable twelve month period.

Change in Fair Value of Warrants

The $17.0 million gain attributable to the change in fair value of warrants for the year ended December 31, 2024, compared to the same period in 2023, was due to mark to market fluctuations in our warrant liabilities due to the decline in value of our common stock during the periods, as well as the issuance of the July 2024 Public Offering Warrants and July 2024 Private Placement Warrants on July 1, 2024, for which there were no comparable mark to market fluctuations in the prior period.

Change in Fair Value of Debt

The $8.7 million gain attributable to the change in fair value of debt for the year ended December 31, 2024, compared to the same period in 2023, was due to mark to market fluctuations in our convertible debt.

Change in Fair Value of Revenue Interest Financing and PIPE Conversion Option

The $14.3 million loss attributable to the change in fair value of the Revenue Interest Financing and PIPE Conversion Option for the year ended December 31, 2024, compared to the same period in 2023, was primarily due to a $13.1 million loss related to the change in fair value of the Revenue Interest Financing and a $1.8 million loss on PIPE Conversion Option primarily driven by a decrease in the discount rate.

Change in Fair Value of Earn-Out Liabilities

The $22.9 million gain attributable to the change in the fair value of earn-out liabilities for the year ended December 31, 2024 was due to the decrease in our stock price from December 31, 2023 to December 31, 2024.

Termination of Convertible Note Side Letters

Termination of convertible note side letters increased from a loss of $17.6 million, or 100%, to zero for the year ended December 31, 2024, compared to the same period in 2023. The decrease was primarily due to changes in the PubCo Share, Base PubCo Share and Backstop Share liabilities driven by the use of the full backstop during the comparable periods for which there were no comparable liabilities in the current period.

Loss on Extinguishment of Debt

Loss on extinguishment of debt increased $4.8 million, or 122%, to $8.7 million for the year ended December 31, 2024, compared to the same period in 2023. This increase was due to the $8.7 million loss on extinguishment of our Fortress Term Loan in April 2024, compared to the $3.9 million loss on the extinguishment of our 2021 Term Loan in August 2023.

Other Income (Expense), Net

The change in Other income (expense), net for the year ended December 31, 2024 compared to the same period in 2023 was a gain of $2.1 million, primarily driven by the $2.0 million write-off of the term loan derivative liability to zero in connection with the termination of the Fortress Term Loan and a $1.4 million gain in interest income, partially offset by a $1.1 million loss related to the Amended Note Purchase Agreement.

Provision for Income Taxes

We recorded a provision for income taxes of $0.7 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively. These provisions for income taxes are due to net income in certain foreign jurisdictions.

Liquidity and Capital Resources

Since our inception, we have primarily obtained cash to fund our operations through the sale of common stock and preferred stock, issuance of term loans, and issuance of convertible debt instruments. As of December 31, 2024, we had $15.4 million in cash and cash equivalents. We incurred net losses of $26.1 million and $80.6 million for the years ended December 31, 2024 and 2023, respectively. We incurred cash outflows from operating activities of $42.3 million and $64.0 million during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $238.9 million. We expect to continue to generate operating losses for the foreseeable future.

Our future capital requirements will depend on many factors, including:

•
the emergence of competing innovative weight loss experiences and other adverse business developments;
•
the timing and extent of our sales and marketing and research and development expenditures; and
•
any investments or acquisitions we may choose to pursue in the future.

Our revenue for the year ended December 31, 2024 was $32.1 million, which represented a year-over-year decrease of 40%. The decrease in revenue was primarily the result of lower re-order rates as distributors and certain accounts adjusted their inventory levels, as well as macroeconomic headwinds in certain markets. Additionally, in August 2024, ANSM suspended sales of the Allurion Balloon in France, resulting in a reduction to revenue for customer returns of the Allurion Balloon, as well as no further sales in the second half of 2024. The decrease in revenue was also attributable to selling less or no product to certain distributors and accounts to manage our credit risk. If our current cash and anticipated revenue and resulting cash flows from operations are insufficient to satisfy our liquidity requirements, due to increased expenditures, lower demand for or sales of our gastric balloon system, the occurrence of other events, or the realization of the risks described in this Annual Report on Form 10-K under the heading "Risk Factors," we may be required to raise additional capital through the issuances of public or private equity or debt financing or other capital sources earlier than expected.

Until such time as we can generate sufficient revenue to fund operations, we expect to use proceeds from the issuance of equity, debt financings, or other capital transactions to fund our operations and satisfy our liquidity requirements, but the amount and timing of such financings are uncertain. We may be unable to increase our revenue, raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to increase our revenue, raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue our operations or the development and commercialization of one or more of our product candidates and other strategic initiatives. Based on our recurring losses from operations incurred since inception, the expectation of continuing operating losses for the foreseeable future, and the potential need to raise additional capital to finance our future operations and debt service payments, we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that the consolidated financial statements included in this Annual Report on Form 10-K are issued.

Financing Arrangements

Leavitt Private Placement

On February 20, 2025, the Company received approximately $1.4 million in gross proceeds, before deducting the placement agent fees payable by the Company, from the issuance of 267,686 shares of common stock and 535,372 Leavitt Private Placement Warrants at an offering price of $5.23 per share and accompanying warrant.

February 2025 Public Offering and Concurrent Private Placement

On February 20, 2025, the Company received approximately $4.7 million in gross proceeds, before deducting the placement agent fees and estimated offering expenses payable by the Company, from the issuance of 900,000 shares of common stock and 1,800,000 February 2025 Common Warrants at an offering price of $5.23 per share and accompanying warrant.

January 2025 Public Offering and Concurrent Private Placement

On January 27, 2025, we received approximately $7.4 million in gross proceeds, before deducting the placement agent fees and estimated offering expenses payable by the Company, from the issuance of 1,240,000 shares of common stock and 1,240,000 January 2025 Common Warrants at an offering price of $6.00 per share and accompanying warrant.

January 2025 RTW Private Placement

On January 16, 2025, we received $2.5 million in gross proceeds from the issuance of 841,751 shares of common stock to funds affiliated with RTW as a purchase price per share of $2.97.

July 2024 Public Offering and Concurrent Private Placement

On July 1, 2024, we received $15.2 million in net proceeds from the issuance of 576,261 shares of common stock and 662,701 July 2024 Public Offering Warrants and $2.5 million in net proceeds from the sale and issuance of 2,260,159 shares of Series A Preferred Stock (as converted to 90,407 shares of common stock following the Series A Stockholder Approval and Reverse Stock Split) and 90,407 Private Placement Warrants in the July 2024 Private Placement, in each case at an offering price of $30.00 per share and accompanying warrant. On July 5, 2024, the Underwriters partially exercised their option to purchase an additional 77,091 shares of common stock for additional net proceeds of $2.2 million.

Amended Note Purchase Agreement

On April 16, 2024, we received $48.0 million in gross proceeds from the Amended Note Purchase Agreement with RTW, which proceeds were used to repay all outstanding principal, accrued and unpaid interest and other obligations with respect to the Fortress Term Loan.

As of December 31, 2024, $48.0 million of the Notes remains outstanding and is included in convertible notes payable, net of discounts on our consolidated balance sheets. See Note 8, Debt, in the notes to our annual consolidated financial statements for the years ended December 31, 2024 and 2023 for additional details related to the Notes.

Chardan Purchase Agreement

On December 18, 2023, we entered into the ChEF Purchase Agreement with Chardan. Pursuant to the ChEF Purchase Agreement, we have the right from time to time at our option to sell to Chardan up to the lesser of (i) $100,000,000 in aggregate gross purchase price of newly issued shares of our common stock, and (ii) the Exchange Cap, subject to certain conditions.

As of December 31, 2024, we have received $1.0 million in net proceeds from the sale of an aggregate 75,461 shares of our common stock pursuant to the ChEF Purchase Agreement with Chardan.

Revenue Interest Financing Agreement

On August 1, 2023, we received $40.0 million in proceeds from the Revenue Interest Financing Agreement with RTW, which matures in December 2030. We entered into the Revenue Interest Financing Agreement on February 9, 2023 and received the proceeds at the closing of the Business Combination. On April 14, 2024, the Revenue Interest Financing Agreement was amended to, among other things, increase the rate of revenue interest payments to be paid to RTW. The Revenue Interest Financing Agreement, as subsequently amended by the Omnibus Amendment, is included in Revenue Interest Financing liability on our consolidated balance sheet as of December 31, 2024. See Note 9, Revenue Interest Financing, Side Letter, and PIPE Conversion Option in the notes to our annual consolidated financial statements for the years ended December 31, 2024 and 2023 for additional details regarding the Revenue Interest Financing Agreement.

On October 22, 2024, funds affiliated with RTW provided notice to the Company of their election under the Amended and Restated RTW Side Letter to surrender 30,000 shares of common stock of the Company representing $7.5 million in consideration for an additional Revenue Interest Financing Agreement. Accordingly, on October 30, 2024, the Company and the funds affiliated with RTW entered into the Additional Revenue Interest Financing Agreement.

Material Cash Requirements for Known Contractual and Other Obligations

Leases

We have entered into various non-cancelable operating leases for our corporate office, manufacturing facilities, research and development labs, management office space and certain equipment. The leases have varying terms expiring between 2025 and 2028. See Note 16, Commitments and Contingencies in the notes to our annual consolidated financial statements for the years ended December 31, 2024 and 2023 for additional details related to our non-cancelable operating leases.

Term Loan

On August 1, 2023, concurrent with the closing of the Business Combination, we used $58.0 million of borrowings under the Fortress Term Loan to repay all outstanding principal, accrued and unpaid interest and other obligations with respect to the 2021 Term Loan, which has been terminated. In December 2023, we repaid $20.0 million of outstanding principal under the Fortress Term Loan. In April 2024, we repaid the Fortress term Loan in full with the proceeds of the Notes.

Revenue Interest Financing

In connection with the closing of the Business Combination, we received $40.0 million in proceeds from the Revenue Interest Financing Agreement with RTW. In exchange, we are obligated to remit to RTW certain revenue interest payments on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by Allurion and its subsidiaries. Pursuant to the RIFA Amendment, the rate of revenue interest payments to be paid to RTW (the “Royalty Rate”) for net sales less than or equal to $100 million prior to December 31, 2026 was increased from 6% to 12%, and the Royalty Rate on net sales less than or equal to $100 million on or after January 1, 2027 was increased from 10% to 12%, subject to the terms and conditions of the RIFA Amendment.

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

Further, on October 22, 2024, funds affiliated with RTW provided notice to the Company of their election under the Amended and Restated RTW Side Letter to surrender 30,000 shares of common stock of the Company representing $7.5 million in consideration for an additional Revenue Interest Financing Agreement. Accordingly, on October 30, 2024, the Company and the funds affiliated with RTW entered into the Additional Revenue Interest Financing Agreement. The Additional Revenue Interest Financing Agreement has substantially identical terms and conditions as the RIFA Amendment, except that the amount of financing provided under the Additional Revenue Interest Financing Agreement is equal to the conversion amount of $7.5 million.

Research and Development Costs

We are nearing the completion of our U.S. FDA AUDACITY clinical trial and expect our expenses to decrease significantly as we continue to make payments related to the obligations with each clinical trial site. Our clinical trial costs are dependent on, among other things, the size, number, and length of our clinical trial.

Other Capital Requirements

We enter into agreements in the normal course of business with various vendors, which are generally cancelable upon notice. Payments due upon cancellation typically consist only of payments for services provided or expenses incurred, including non-cancelable obligations of service providers, up to the date of cancellation.

Cash Flows

The following table sets forth a summary of cash flows for the periods presented:

	Years Ended December 31,
(In thousands)	2024	2023
Net cash used in operating activities	$(42,300)	$(63,982)
Net cash used in investing activities	(611)	(1,606)
Net cash provided by financing activities	20,208	95,986
Net increase (decrease) in cash and cash equivalents, and restricted cash	$(22,703)	$30,398

Net Cash Used in Operating Activities

Years Ended December 31, 2024 and 2023

During the year ended December 31, 2024, operating activities used $42.3 million of cash, resulting from a net loss of $26.1 million and non-cash income of $17.8 million, partially offset by net cash provided by changes in our operating assets and liabilities of $1.6 million.

Non-cash income consisted of $22.9 million of income related to the change in fair value of our earn-out liabilities, $17.0 million of mark to market adjustments related to our warrant liabilities, $8.7 million of income related to the change in fair value of our convertible debt, $3.1 million of interest paid on debt recorded at fair value, and $1.9 million of income related to the change in fair value of our term loan derivative liability. This non-cash income was partially offset by a $14.3 million loss on the change in fair value of our Revenue Interest Financing and PIPE Conversion Option, an $8.7 million loss on the extinguishment of our Fortress Term Loan, $3.1 million of stock-based compensation expense, a $2.2 million provision for inventory, $1.5 million of non-cash interest expense, $1.4 million of debt issuance costs associated with debt at fair value, a $1.4 million provision for uncollectible accounts, $1.0 million of depreciation and amortization expense, $0.9 million of issuance costs associated with warrants recorded at fair value, and $0.8 million of non-cash lease expense.

Net cash provided by changes in our operating assets and liabilities consisted of a $9.0 million decrease in accounts receivable, a $0.9 million decrease in prepaid expenses, other current and long-term assets, and a $0.5 million decrease in inventory, partially offset by a net $8.0 million decrease in accounts payable, accrued expenses and other current liabilities and a $0.8 million decrease in our lease liabilities.

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

Net Cash Used in Investing Activities

Years Ended December 31, 2024 and 2023

During the years ended December 31, 2024 and December 31, 2023, cash used in investing activities was $0.6 million and $1.6 million, respectively, consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Years Ended December 31, 2024 and 2023

During the year ended December 31, 2024, cash provided by financing activities was $20.2 million, consisting of $48.0 million in proceeds from the issuance of convertible notes, $17.7 million in net proceeds from the July 2024 Public Offering, $2.6 million in net proceeds from the July 2024 Private Placement, and $1.0 million of proceeds from our equity line financing, partially offset by $47.7 million repayment of the Fortress Term Loan and a $1.4 million payment of debt issuance costs.

During the year ended December 31, 2023, cash provided by financing activities was $96.0 million, consisting of $61.7 million of proceeds from the Business Combination, net of transaction costs, $57.6 million from the issuance of our Fortress Term Loan net of debt issuance costs, $38.8 million from the issuance of our Revenue Interest Financing Agreement with RTW net of issuance costs, and $28.7 million from the issuance of our 2023 Convertible Notes, net of issuance costs, partially offset by the $57.7 million repayment of our 2021 Term Loan, $20.0 million repayment of our Fortress Term Loan, $10.8 million repayment of our 2023 Convertible Notes, and $2.5 million repayment of a promissory note assumed from Compute Health in the Business Combination.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 2, Summary of Significant Accounting Policies to our audited consolidated financial statements included in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Valuation of Earn-Out Liabilities

In connection with the Business Combination, holders of Legacy Allurion common stock and Legacy Allurion preferred stock and holders of vested options, warrants and restricted stock units exercisable or convertible into Legacy Allurion capital stock received the contingent right to receive additional shares of our common stock (the “Earn-Out Shares”) upon the achievement of certain earn-out targets. As the contingent earn-out consideration contains a settlement provision that precludes it from being indexed to our stock, it is classified as a liability under ASC 480, as defined in Note 2, Summary of Significant Accounting Policies. The fair value of contingent earn-out consideration is estimated as of the acquisition date at the present value of the expected contingent payments using a Monte Carlo Simulation Method ("MCSM"). The MCSM utilizes a combination of observable (Level 2) and unobservable (Level 3) inputs which include the trading price and volatility of the underlying common stock, expected term, risk-free interest rates, and expected date of a qualifying event. The determination of the fair value of these financial instruments is complex and highly judgmental due to the significant estimation required. In particular, the fair value estimate was sensitive to certain assumptions, such as the volatility and trading price of the underlying shares. The Company's stock price has significantly declined since the Business Combination, driving a significant decrease in the liability of the earn-out liability.

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

Valuation of Revenue Interest Financing and PIPE Conversion Option

In connection with the Business Combination, we entered into the Revenue Interest Financing Agreement with RTW, under which we received $40.0 million upfront. In exchange, we are obligated to remit to RTW certain revenue interest payments on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested, or otherwise distributed by Allurion and its subsidiaries until December 31, 2030. We account for the Revenue Interest Financing Agreement under the fair value option election of ASC 825. The Revenue Interest Financing Agreement accounted for under the FVO election is a debt host financial instrument containing embedded features wherein the entire financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The fair value of the Revenue Interest Financing is calculated using a discounted cash flow method under the income approach utilizing future revenue projections and a discount rate. Changes in the estimated fair value of the Revenue Interest Financing Agreement are recorded as a component of Other income (expense) in the consolidated statements of operations. A portion of the estimated change in fair value must be reported in other comprehensive loss to the extent that it is attributable to instrument-specific credit risk. As a result of electing the FVO, direct costs and fees related to the Revenue Interest Financing are expensed as incurred.

In connection with entering in the Revenue Interest Financing, we and RTW entered into the RTW Side Letter (as subsequently amended and restated) under which RTW was entitled to convert up to $7.5 million of its initial PIPE subscription into an additional revenue interest financing by forfeiting a number of shares of our common stock acquired by RTW in its PIPE Investment (the "PIPE Conversion Option"), which election was made in October 2024. We account for the PIPE Conversion Option as a freestanding financial instrument that qualifies for derivative liability accounting in accordance with ASC 815, Derivatives and Hedging. The fair value of the PIPE Conversion Option is measured using a MCSM using a combination of observable (Level 2) and unobservable (Level 3) inputs which include the number of shares convertible, the stock price of the underlying common stock, volatility, risk-free rates, and expected term. The PIPE Conversion Option is initially measured at its fair value within Other liabilities on the consolidated balance sheets with corresponding recognition of expense at inception as there is no right received by the Company that meets the definition of an asset and the transaction did not involve a distribution or a dividend. Subsequent changes in fair value of the derivative liability are recognized as a gain or loss as a component of Other (expense) income in the consolidated statements of operations.

Valuation of RTW Convertible Notes

We entered into the Amended Note Purchase Agreement with RTW on April 16, 2024, under which the Company issued and sold $48.0 million aggregate principal amount of convertible senior secured notes. We account for the Notes under the FVO election of ASC 825, as the Amended Note Purchase Agreement is a financial instrument containing embedded features where the entire financial instrument is measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The fair value of the Notes is measured using a discounted cash flow method under the income approach with a MCSM used to determine the simulated stock price at each payment date and event that may trigger conversion of the Notes. The fair value is measured using a combination of observable (Level 2) and unobservable (Level 3) inputs, which include probabilities of various conversion scenarios, volatility, estimated market yields, and expected term. The determination of the fair value of the Notes is complex and highly judgmental due to the significant estimation required.

Changes in the estimated fair value of the Notes are recorded in Other income (expense) in the consolidated statement of operations and are reflected in the period in which they are identified.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies in the accompanying notes to our annual consolidated financial statements for the years ended December 31, 2024 and 2023 included in this Annual Report on Form 10-K for a description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents totaling $15.4 million as of December 31, 2024. Cash equivalents were invested primarily in money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under our investment policy, we invest in highly rated securities, issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, net loss or cash flows.

As of December 31, 2024 we had no variable rate debt outstanding.

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

To date, we have not engaged in any foreign currency hedging activities. As we continue to do business internationally, and should our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency exchange rates. During the year ended December 31, 2024, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would have had an impact of approximately 6% on revenues and 3% on expenses and would have impacted our net loss by 2%. During year ended December 31, 2023, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would have had an impact of approximately 5% on revenues and 2% on expenses and would have impacted our net loss by less than 1%.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, who is our principal executive officer and principal financial officer, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the Chief Executive Officer has concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2024 as a result of the material weaknesses in our internal control over financial reporting discussed below.

In connection with the audits of our consolidated financial statements as of and for the years ended December 31, 2024 and 2023, we identified material weaknesses in our internal control over financial reporting that we are currently working to remediate, which relate to: (a) insufficient segregation of duties in the financial statement close process; (b) a lack of sufficient levels of staff with public company and technical accounting experience to maintain proper control activities and perform risk assessment and monitoring activities; and (c) insufficient information systems controls, including access and change management controls. We have concluded that these material weaknesses in our internal control over financial reporting occurred because we did not have the necessary business processes, personnel and related internal controls to operate in a manner to satisfy the accounting and financial reporting timeline requirements prior to being a public company.

We are focused on designing and implementing effective internal controls measures to improve our evaluation of disclosure controls and procedures, including internal control over financial reporting, and remediating the material weaknesses. In order to remediate these material weaknesses, we have taken and plan to take the following actions:

•
hired and planned continued hiring of additional accounting staff with public company experience,
•
implemented a new enterprise resource planning system to replace the prior enterprise resource planning system,
•
implementation of additional review controls and processes requiring timely account reconciliation and analyses of certain transactions and accounts, and
•
hired a national accounting firm to assist in the design and implementation of controls and remediation of controls gaps.

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

Management's annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such an assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024.

Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

A goal of the assessment was to determine whether any material weaknesses existed with respect to the Company’s internal control over financial reporting. A “material weakness” is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

Based upon that assessment, management identified deficiencies that rose to the level of a material weakness in our internal control over financial reporting as described above. The Company had previously identified these material weaknesses and has begun the remediation process, described herein.

As disclosed in the Company’s periodic and annual reports for prior periods through fiscal year end 2024, management had concluded that the Company did not maintain effective internal control over financial reporting due to material weaknesses that we are currently working to remediate, which relate to: (a) insufficient segregation of duties in the financial statement close process; (b) a lack of sufficient levels of staff with public company and technical accounting experience to maintain proper control activities and perform risk assessment and monitoring activities; and (c) insufficient information systems controls, including access and change management controls. We have concluded that these material weaknesses in our internal control over financial reporting occurred because we did not have the necessary business processes, personnel and related internal controls to operate in a manner to satisfy the accounting and financial reporting timeline requirements prior to being a public company.

Nonetheless, management believes that our consolidated financial statements included in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles. Our Chief Executive Officer has certified that, based on such officer’s knowledge, the financial statements and other financial information included in this Annual Report on Form 10-K fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report. In addition, we initiated a remediation plan for the material weaknesses, described above.

Our management, with oversight from our Audit Committee, is actively engaged in remediating the identified material weaknesses. As part of these remediation efforts, management hired additional accounting staff with public company experience, implemented a new enterprise resource planning system to replace the prior enterprise resource planning system, and hired a national accounting firm to assist in the design and implementation of controls and remediation of controls gaps. Management will continue to assess the design of controls to determine if enhancements are needed to increase effectiveness of our internal control over financial reporting.

The Company has made significant progress in improving its internal control over financial reporting but remediation efforts are ongoing; the Company’s goal is to have all material weaknesses remediated by the end of fiscal 2025.

Our independent registered accounting firm has not issued an opinion on the effectiveness of our internal control over financial reporting pursuant to Section 404, as it is not required to do so until we are no longer an “emerging growth company” as defined in the JOBS Act.

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

Item 9B. Other Information.

(a) None.

(b) During the three month period ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our directors and executive officers, including their ages, as of March 14, 2025.

Name	Age	Position
Directors
Dr. Shantanu Gaur	38	Chief Executive Officer and Director
Krishna Gupta	37	Director
Dr. Omar Ishrak	69	Chairman and Lead-Independent Director
Michael Davin	66	Director
Douglas Hudson	56	Director
Keith Johns	61	Director
Nicholas Lewin	47	Director
Milena Alberti-Perez	51	Director
R. Jason Richey	51	Director
Executive Officers
Dr. Ram Chuttani	65	Chief Medical Officer
Brendan Gibbons	49	Chief Legal Officer and Secretary
Ojas Buch	52	Chief Operating Officer

Directors

Dr. Shantanu Gaur has served as our Chief Executive Officer and as a member of our board of directors (the “Board of Directors” or “Board”) since September 2009. Dr. Gaur founded Allurion in 2009 while at Harvard Medical School. Dr. Gaur graduated summa cum laude with a B.S. in Biology from Harvard College and with an M.D. from Harvard Medical School, where he was a Paul Revere Frothingham Scholar and Paul & Daisy Soros Fellow. Dr. Gaur is qualified to serve on our Board of Directors because of his experience founding Allurion and serving as our Chief Executive Officer.

Krishna Gupta has served as a member of our Board of Directors since January 2017. He is the founder of REMUS Capital and Romulus Capital (collectively referred to herein as “REMUS Capital”), technology-focused venture capital firms he initially founded in 2008. Mr. Gupta serves as a director on the boards of several privately held companies, including: Ceres Imaging, Inc., which provides computer vision-analytics in agriculture; Cogito Corporation, which provides voice artificial intelligence (“AI”) for large enterprises; Cohealo, Inc., which provides equipment sharing services for health systems; Spotta Ltd., which develops smart insect and pest monitoring solutions; and ZeroCater, Inc., which provides catering technology for enterprises. He was the first investor in Ginger, which was a leader in mental health software and merged with Headspace, Inc. Mr. Gupta has also served as a member of the board of directors of Presto Automation, Inc. (Nasdaq: PRST) since 2017, where he served as chairman of the board from September 2022 to March 2024. Prior to REMUS Capital, Mr. Gupta held roles at McKinsey & Company, a management consulting firm, and JPMorgan Chase & Co., an investment banking firm, where he advised several Fortune 100 clients on technology M&A deals. Mr. Gupta holds B.S. degrees in materials science and engineering, as well as in management sciences, both from the Massachusetts Institute of Technology. Mr. Gupta is qualified to serve on our Board of Directors due to his experience investing in technology and healthcare businesses.

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

Keith Johns has served as a member of our Board since September 2024. Mr. Johns has also served as Chief Operating Officer of Adipo Therapeutics, LLC since September 2023, and as President of KJ Consulting LLC since March 2023. Previously, Mr. Johns served in various roles of increasing responsibility at Eli Lilly & Company (NYSE: LLY) (“Eli Lilly”) during his over twenty-year tenure at Eli Lily, most recently as Senior Vice President of Global Marketing and Alliance Management for the Diabetes and Obesity Business Unit from October 2022 to December 2022. Mr. Johns holds a bachelor’s degree from Allegheny College, a master's degree from the University of South Carolina, and a M.B.A. from the University of North Carolina’s Kenan-Flagler Business School. Mr. Johns is qualified to serve on our Board due to his experience as an executive of a large healthcare company and his expertise in the obesity management space.

Nicholas Lewin has served as a member of our Board of Directors since August 2023. Mr. Lewin has also served as a director of Establishment Labs Holding, Inc. (Nasdaq: ESTA) since September 2015, and as its chairman since December 2017. He has been a managing member and head of investments at Crown Predator Holdings LLC since 2008 and has been a private investor since 2000. Mr. Lewin has also served as a director of Cutera Inc. (Nasdaq: CUTR) since May 2023, and as a director of Game Square (Nasdaq: GAME) since October 2023. Mr. Lewin holds a bachelor’s degree in political science from Johns Hopkins University. Mr. Lewin is qualified to serve on our Board of Directors due to his experience as an investor in, and director of, innovative companies, including health care and medical device companies.

Milena Alberti-Perez has served on our Board of Directors since March 2024. Ms. Alberti-Perez has also served on the board of directors of Pitney Bowes (NYSE: PBI) since May 2023, of which she is currently board chair, and served on the board of directors of Digimarc Corporation (Nasdaq: DMRC) from February 2022 to October 2024, where she served as the chair of the audit committee and as a member of the compensation and talent management committee. She was most recently the chief financial officer of Getty Images, Inc., the world’s leading visual content company, from December 2020 to January 2022. Prior to her work with Getty, in 2020, she served as the chief financial officer of MediaMath, Inc., a demand-side platform for programmatic marketing and advertising. Ms. Alberti-Perez worked in a variety of financial and publishing roles from 2001 to 2017 at Penguin Random House LLC, the world’s largest book publisher, serving as the Global and US chief financial officer of Penguin Random House LLC from 2015 to 2017 and, as management, served as a non-voting member of its board of directors and its audit committee. She also currently serves on several private company boards of directors, including International Literary Properties, Simulmedia and Overdrive, Inc. She has served on not-for-profit boards of directors, including National Public Radio, The University of Pennsylvania Executive Fund, Jumpstart, and the Wild Bird Fund. Ms. Alberti-Perez holds a B.A. from The University of Pennsylvania, with Distinction in Economics and minors in Math and Latin American Studies. She received her Master’s degree in Business Administration, with Distinction, from the Harvard Business School. Ms. Alberti-Perez is qualified to serve on our Board of Directors due to her experience as a chief financial officer and as a director at various public companies.

R. Jason Richey has served on our Board of Directors since December 2024. Prior to joining our Board of Directors, Mr. Richey served as president and chief executive officer of Cytrellis Biosystems, Inc. (“Cytrellis”) from June 2022 to October 2024. Prior to his time at Cytrellis, he served as president of Cutera, Inc. (Nasdaq: CUTR) (“Cutera”) from July 2018 to June

2021. Prior to serving as Cutera’s president, Mr. Richey served as Cutera’s chief operating officer since July 9, 2018. Mr. Richey also served as Cutera’s interim president and chief executive officer from January 4, 2019 until July 8, 2019. Immediately prior to joining Cutera, Mr. Richey served as the President of North America, for LivaNova, PLC, a $5 billion global medical device manufacturer headquartered in London, England with presence in more than 110 countries worldwide. Mr. Richey joined LivaNova via the merger of Cyberonics Inc. and Sorin SpA. During his 17 year tenure with LivaNova/Cyberonics, he served the company in multiple positions of increasing responsibility, including: Vice President of Global Sales, Marketing, Market Access, and Government Affairs, President & General Manager of the Neuromodulation Franchise, and Regional President, North America. At Cyberonics, among other roles, Mr. Richey served as the Vice President and General Manager of the Company’s international business. Mr. Richey began his medical device career at B Braun Medical in sales and sales management. Mr. Richey holds a B.A. in Biology from Indiana University. Mr. Richey is qualified to serve on our Board of Directors due to his experience as an executive in innovative healthcare companies.

Executive Officers

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

Ojas Buch has served as our Chief Operating Officer since June 2024. Prior to this role, he was the President—Americas at PENTAX Medical from April 2021 to July 2023, a division of HOYA Corporation (NYSE: HOCPY). PENTAX Medical specializes in endoscopic imaging solutions for Gastroenterology and Otolaryngology. From March 2015 to March 2021, Mr. Buch held the position of Vice President of Connected Care division of Koninklijke Philips NV (NYSE: PHG) (“Philips”), a global leader in diversified medical equipment. Before joining Philips, he held various leadership roles at CareFusion Corporation, St. Jude Medical, Inc. and GE Healthcare Technologies, Inc. He earned his B.S. in Biomedical Engineering from the University of Bombay and a M.S. in Biomedical Engineering from the University of Akron.

Family Relationships; Arrangements; Legal Proceedings

There are no family relationships among our directors and executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person or persons pursuant to which he or she was or is to be selected as a director or an executive officer except as described herein. There are no material legal proceedings to which any of our directors or executive officers is a party adverse to us or any of our subsidiaries or in which any such person has a material interest adverse to us or any of our subsidiaries.

Delinquent Section 16(a) Reports

Based solely on a review of reports furnished to us, or written representations from reporting persons, we believe all directors, executive officers, and 10% owners timely filed all reports regarding transactions in our securities required to be filed for 2024 by Section 16(a) under the Exchange Act except Milena Alberti-Perez, for which a Form 4 was filed late with respect to the grant of a restricted stock unit award upon her appointment to the Board. In making this statement, we have relied solely upon an examination of the copies of Forms 3, 4 and 5, and amendments thereto, provided to us and the written representations of its reporting persons.

Corporate Governance

General

We believe that good corporate governance is important to ensure that our company is managed for the long-term benefit of our stockholders. We periodically review our corporate governance policies and practices and compare them to those suggested by various authorities in corporate governance and the practices of other public companies. As a result, we have adopted policies and procedures that we believe are in the best interests of our company and our stockholders. Key information regarding our corporate governance initiatives can be found on our corporate website at https://investors.allurion.com under “Governance Documents,” including our Corporate Governance Guidelines, our Code of Business Conduct and Ethics (our “Code of Conduct”), and the charters for the committees of our Board of Directors, described below. Information contained on, or that can be accessed through, our website is not incorporated by reference into and does not form a part of this Annual Report on Form 10-K.

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

Board Composition

Our Board of Directors is comprised of nine directors, divided into three classes with staggered three-year terms. The three classes are as follows:

•
Class I directors: Krishna Gupta, Dr. Shantanu Gaur, and Nicholas Lewin, whose terms will expire at the annual meeting of stockholders to be held in 2027;
•
Class II directors: Dr. Omar Ishrak, Jason Richey, and Larson Douglas Hudson, whose terms will expire at the annual meeting of stockholders to be held in 2025; and
•
Class III directors: Michael Davin, Keith Johns, and Milena Alberti-Perez, whose terms will expire at the annual meeting of stockholders to be held in 2026.

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

Pursuant to that certain Investor Rights Agreement, the following persons have the following nomination rights with respect to our Board of Directors, subject to the limitations set forth in the Investor Rights Agreement:

(i)
one director and one independent director nominated by Dr. Shantanu Gaur, which are currently Dr. Gaur and Michael Davin;

(ii)
one director and one independent director nominated by Remus Group Management, LLC, which are currently Krishna Gupta and Larson Douglas Hudson;
(iii)
one director nominated by Compute Health Sponsor LLC, which is currently Dr. Ishrak; and
(iv)
two independent directors nominated by Allurion, one of which shall be designated by RTW Investments, LP ("RTW"), which are currently Milena Alberti-Perez and Nicholas Lewin, respectively.

In addition, in September 2024, we appointed Keith Johns to our Board, in satisfaction of certain obligations to RTW set forth in the Amended Note Purchase Agreement, and in January 2025, we entered into the Omnibus Amendment pursuant to which RTW has the right to designate an additional director, initially R. Jason Richey, who was appointed to the Board effective as of December 30, 2024. Mr. Richey has an independent consulting agreement with RTW, a principal stockholder of Allurion, pursuant to which he advises RTW on its investments, including its investment in Allurion.

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

Board Committees

Our Board of Directors has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The Board of Directors may establish other committees to facilitate the management of our business. The Board of Directors and its committees set schedules for meeting throughout the year and can also hold special meetings and act by written consent from time to time, as appropriate. The Board of Directors has delegated various responsibilities and authority to its committees as generally described below. The committees regularly report on their activities and actions to the full Board. Members will serve on these committees until their resignation or until otherwise determined by the Board of Directors.

Audit Committee

The members of our Audit Committee include Milena Alberti-Perez (Chair), Omar Ishrak, and Michael Davin each of whom can read and understand fundamental financial statements. The Board of Directors has concluded each member of the Audit Committee is independent under the rules and regulations of the SEC and the listing standards of the NYSE applicable to Audit Committee members. Each of Milena Alberti-Perez and Michael Davin qualifies as an audit committee financial expert within the meaning of SEC regulations and meet the financial literacy requirements of the NYSE.

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

Director Qualifications

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

Nomination Policies and Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees for election to our Board.

Board and Committee Meetings Attendance

During 2024, the Board of Directors met fifteen times and acted by written consent four times, the Audit Committee met seven times and acted by written consent one time, the Compensation Committee met three times and acted by written consent twice, and the Nominating and Corporate Governance Committee met four times and acted by written consent twice. Our independent directors meet in executive sessions without management at least quarterly.

During 2024, each member of the Board of Directors attended in person or participated in 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors (held during the period for which such person has been a director) and (ii) the total number of meetings held by all committees of the Board of Directors on which such person served (during the periods that such person served) except for Nicholas Lewin, who attended thirteen out of eighteen (72%) Board of Directors and Compensation Committee meetings due to unavoidable scheduling conflicts and travel.

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
•
disclosing material, nonpublic information about us to others who may trade on the basis of that information (“tipping”);
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

Compensation Committee Interlocks and Insider Participation

During 2024, the members of our Compensation Committee included Michael Davin, Nicholas Lewin, and Larson Douglas Hudson. None of the members of our Compensation Committee has ever been an officer or employee of our Company, or had any other relationship requiring disclosure herein. None of our executive officers serve, or have served during the last fiscal year, as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Code of Conduct

We have adopted our Code of Business Conduct and Ethics (our "Code of Conduct"), which applies to all of our directors, officers, employees, consultants, and certain designated agents in connection with their work for us. The full text of our Code of Conduct is posted on our website at https://investors.allurion.com. We intend to disclose future amendments to, or waivers of, our Code of Conduct, as and to the extent required by SEC regulations, at the same location on our website identified herein or in public filings. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information contained on our website to be part of this Annual Report on Form 10-K.

Board Leadership Structure and Board's Role in Risk Oversight

Omar Ishrak is the chairman of the Board of Directors and our lead independent director. Dr. Ishrak presides at all meetings of our Board of Directors. Currently, the role of the chairman of the Board is separated from the role of Chief Executive Officer. Separating these positions allows our Chief Executive Officer to focus on our day-to-day business, while allowing the chairman to lead the Board of Directors in its fundamental role of providing advice to and independent oversight of management.

The Board of Directors has not adopted a position description for the chairman. However, there is a shared understanding on the Board of Directors of the chairman’s responsibilities. The chairman’s primary role is to provide leadership to the Board of Directors and its committees, including chairing meetings in a manner that facilitates open discussions and expressions of competing views. The chairman are also responsible for, among other things, assisting the Board in obtaining information required for the performance of its duties, retaining appropriately qualified and independent advisors as needed, working with the Board of Directors to support board development and to ensure a proper committee structure is in place, providing a link between the Board of Directors and management, and acting in an advisory capacity to the Chief Executive Officer in all matters concerning the interests and management of Allurion.

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

Item 11. Executive Compensation.

This section discusses the compensation awarded to, earned by, or paid to Allurion's chief executive officer and two other most highly compensated executive officers who were serving as executive officers as of December 31, 2024 (our "Named Executive Officers" or “NEOs”).

Our Named Executive Officers for the fiscal year ended December 31, 2024 were:

•
Shantanu Gaur, M.D., our Chief Executive Officer;
•
Brendan Gibbons, our Chief Legal Officer; and
•
Ojas Buch, our Chief Operating Officer.

2024 Summary Compensation Table

The following table presents information regarding the compensation awarded to, earned by or paid to our NEOs for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended December 31, 2024 and December 31, 2023.

Name and Principal Position	Year	Salary ($)		Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Dr. Shantanu Gaur	2024	620,000		—	—	2,200,000	—	9,734	2,829,734
Chief Executive Officer	2023	354,875	(6)	296,751	—	—	—	9,600	661,226
Brendan Gibbons	2024	371,282	(7)	—	226,381	500,000	—	—	1,097,663
Chief Legal Officer
Ojas Buch	2024	233,333	(8)	—	226,381	500,000	—	30,000	989,714
Chief Operating Officer

(1)
Amount reported in this column for Dr. Gaur consists of a $200,000 bonus in connection with our Business Combination and a $96,751 retention bonus. Retention bonus represents incentive award made to the executive for his continued employment through a target date.
(2)
Amounts shown reflect the grant date fair value of restricted stock units (“RSUs”) granted during such fiscal year, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, excluding any estimates of forfeitures related to service-based vesting conditions. For information regarding assumptions underlying the valuation of equity awards, see Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K. The amounts reported in this column reflect the accounting cost for the RSU awards, and do not correspond to the actual economic value that may be recognized by holders upon the vesting or settlement of the applicable awards.
(3)
Amounts shown reflect the grant date fair value of stock options granted during such fiscal year, calculated in accordance with FASB ASC Topic 718, excluding any estimates of forfeitures related to service-based vesting conditions. For information regarding assumptions underlying the valuation of equity awards, see Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K. The amounts reported in this column reflect the accounting cost for the option awards, and do not correspond to the actual economic value that may be recognized by holders upon the vesting or exercise of the applicable awards.
(4)
Each of Dr. Gaur, Mr. Gibbons, and Mr. Buch are eligible to receive performance-based cash bonuses, as described below under the heading “Narrative to the Summary Compensation Table—Non-equity Incentive Plan Compensation.” However, no performance-based cash bonuses were earned or paid to the Named Executives Officers for the 2024 and 2023 fiscal years.
(5)
For the 2024 fiscal year, amounts reported in this column include the following amounts: (i) for Dr. Gaur, $3,000 in payments in lieu of medical coverage, and $6,734 of 401(k) plan employer contributions and (ii) for Mr. Buch, $30,000 in reimbursement of relocation expenses
(6)
To preserve our cash prior to the Business Combination, Dr. Gaur's annual base salary was reduced to $36,000 from April 15, 2023 to July 31, 2023.
(7)
Mr. Gibbons joined us as our Chief Legal Officer on January 29, 2024, and the amounts reported in the "Salary" column represent salary payments earned following his commencement of employment.
(8)
Mr. Buch joined us as our Chief Operating Officer on June 3, 2024, and the amounts reported in the "Salary" column represent salary payments earned following his commencement of employment.

Narrative to Summary Compensation Table

Base Salaries

We use base salaries to recognize the experience, skills, knowledge, and responsibilities required of all our employees, including our Named Executive Officers. Base salaries are reviewed annually and adjusted from time to time to align salaries with market levels after taking into account individual responsibilities, performance, and experience. For the 2024 fiscal year, the annual base salaries for Dr. Gaur and Mr. Buch were $620,000 and $400,000, respectively. For the 2024 fiscal year, the annual base salary for Mr. Gibbons was initially $375,000, which was increased to $400,000 on May 2, 2024 and was made retroactive to the commencement of his employment. Effective January 1, 2025, Dr. Gaur agreed to a 50% reduction in his salary for fiscal year 2025.

Non-equity Incentive Plan Compensation

Each of our Named Executive Officers is eligible to earn a performance-based annual cash bonus based on achievement of pre-established company and individual performance criteria established by our Board of Directors or Compensation

Committee in their discretion. For the 2024 fiscal year, the target annual bonus for each of Dr. Gaur and Mr. Buch was equal to 80%, and 50%, respectively, of their annual base salary, and the target annual bonus for Mr. Gibbons was initially equal to 40% of his annual base salary and was increased to 50% of his annual base salary on May 2, 2024. However, no annual performance bonuses were earned or paid to our Named Executive Officers for the 2023 and 2024 fiscal years.

Equity Compensation

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

Employment Agreement with Mr. Brendan Gibbons

We entered into an employment agreement with Mr. Gibbons, effective on January 29, 2024, pursuant to which we employ Mr. Gibbons as our Chief Legal Officer on an “at will” basis. Mr. Gibbons’ employment agreement provides that Mr. Gibbons is eligible to receive annual cash bonuses, and to participate in the employee benefit plans generally available to our employees, subject to the terms of such plans. Mr. Gibbons’ annual base salary is currently $400,000 and his target annual cash bonus amount is 50% of his annual base salary.

In the event of a termination of Mr. Gibbons’ employment by Allurion without “cause” (as defined in his employment agreement) or by his resignation for “good reason” (as defined in his employment agreement), subject to Mr. Gibbons’ execution and non-revocation of a separation agreement containing, among other things, a release of claims in favor of Allurion and its affiliates, Mr. Gibbons will be entitled to receive (i) base salary continuation for 9 months following his termination date, and (ii) subject to Mr. Gibbons’ election to receive continued health benefits under COBRA, payment of the full cost of such continuation coverage plus any administration fee until the earliest of (A) 12 months following termination; (B) the date he becomes eligible for group medical plan benefits under any other employer’s group medical plan; or (C) the expiration of Mr. Gibbons’ COBRA health continuation period.

In addition, in lieu of the payments and benefits described above, in the event that Mr. Gibbons’ employment is terminated by us without “cause” or by him for “good reason,” in each case, within 12 months following a “sale event” (as defined in our 2023 Plan), and subject to Mr. Gibbons’ execution and non-revocation of a separation agreement containing, among other things, a release of claims in favor of Allurion and its affiliates, Mr. Gibbons will be entitled to receive (i) an amount in cash equal to 1 times the sum of (x) Mr. Gibbons then-current base salary (or, his base salary in effect immediately prior to the sale event, if higher) and (y) Mr. Gibbons target annual bonus for the then-current year (or, his target annual bonus in effect immediately prior to the sale event, if higher); (ii) full acceleration of vesting of all outstanding time-based equity awards held by Mr. Gibbons; and (iii) subject to Mr. Gibbons’ election to receive continued health benefits under COBRA, payment of the full cost of such continuation coverage plus any administration fee until the earliest of (A) 12 months following termination; (B) the date he becomes eligible for group medical plan benefits under any other employer’s group medical plan; or (C) the expiration of Mr. Gibbons’ COBRA health continuation period. The cash severance payable to Mr. Gibbons upon a termination of employment is generally payable in lump sum within 60 days following the date of termination, subject to limited exceptions.

In the event of a termination of Mr. Gibbons’ employment due to his death or disability, and subject to Mr. Gibbons’ execution and non-revocation of a separation agreement containing, among other things, a release of claims in favor of Allurion and its affiliates, Mr. Gibbons (or his legal representatives or estate) will be entitled to receive a pro-rated annual bonus for the year in which the date of termination occurs, as determined by the Board or Compensation Committee in its discretion.

Offer Letter with Mr. Ojas Buch

We entered into an employment offer letter with Mr. Buch, dated May 17, 2024, pursuant to which we employ Mr. Buch as our Chief Operating Officer on an “at will” basis. Mr. Buch’s offer letter provides that his initial annual base salary is $400,000, and is subject to periodic review and adjustments. In addition, the offer letter provides that Mr. Buch is eligible to receive incentive bonuses, which target amount shall be 50% of his base salary. Mr. Buch is also eligible to receive reimbursement of up to $30,000 in relocation expenses and participate in the employee benefit plans generally available to our employees, subject to the terms of such plans.

Mr. Buch will also be eligible to receive severance benefits consistent with those provided to our other C-suite executives, excluding our CEO. Such severance benefits will include (i) 9 months of salary continuation if Mr. Buch’s employment is terminated without cause or for good reason, or (ii) 12 months of salary continuation and equity acceleration if Mr. Buch’s employment in the event of a change of control.

Equity Grant Timing

Our Compensation Committee makes equity award grants periodically, including stock option grants to our Named Executive Officers. In addition, new hires may receive stock option grants at the time of their hiring. During 2024, our Compensation Committee did not take into account any material nonpublic information when determining the timing and terms of equity incentive awards in order to take advantage of a depressed stock price or an anticipated increase in stock price, and we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. During 2024, we did not grant stock options to our Named Executive Officers during any period beginning four business days before and ending one business day after the filing or furnishing of a Form 10-Q, 10-K or 8-K that discloses material nonpublic information.

Outstanding Equity Awards at 2024 Fiscal Year End

The following table sets forth information concerning outstanding equity awards held by each of our NEOs as of December 31, 2024:

				Option Awards				Stock Awards
Name	Grant Date		Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) (Exercisable) (1)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (1)	Option Exercise Price ($) (1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Dr. Shantanu Gaur	08/03/2017		—	6,846	—	28.25	8/2/2027
	03/05/2020	(2)	01/01/2020	1,956	—	29.25	3/4/2030
	12/20/2022	(3)	12/08/2022	30,052	8,563	112.75	12/19/2032
	05/03/2024	(4)	05/03/2024	—	57,144	57.50	5/2/2034
Brendan Gibbons	02/08/2024	(4)	01/29/2024	—	10,153	74.00	2/7/2034
	11/08/2024	(5)	11/08/2024					12,270	131,903
Ojas Buch	06/03/2024	(4)	06/03/2024	—	12,271	35.75	6/2/2034
	11/08/2024	(5)	11/08/2024					12,270	131,903
(1)
Amounts reported have been adjusted to reflect the Reverse Stock Split.
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
(4)
This option vests with respect to 25% of the shares on the first anniversary of the vesting commencement date, with the remaining shares vesting in 36 equal monthly installments thereafter, subject to the executive’s continuing service relationship on each vesting date.
(5)
Represents RSUs which vest in two equal installments, with 50% vesting on the first anniversary of the vesting commencement date and the remaining 50% vesting on the second anniversary of the vesting commencement date, subject to the executive's continuing service relationship on each vesting date.

Additional Narrative Disclosure

Employee Benefits

Our Named Executive Officers are eligible to participate in our welfare benefit plans, including medical, dental, vision, basic life and accidental death & dismemberment, and short-term and long- term disability insurance benefits, in each case on the same basis as all of our other employees.

401(k) Plan

Allurion participates in the ADP TotalSource Retirement Savings Plan (the “401(k) Plan”), which provides eligible U.S. employees (including our Named Executive Officers) with an opportunity to save for retirement on a tax advantaged basis. Under the 401(k) Plan, eligible employees may defer eligible compensation subject to applicable annual contribution limits imposed by the Internal Code of 1986, as amended (the "Code"). Allurion’s employees’ contributions are allocated to each participant’s individual account and employees may begin participating after an initial 90 day waiting period. Under the provisions of the 401(k) Plan, Allurion makes 2% matching contributions and may make discretionary non-matching contributions, as determined by our Board of Directors. The 401(k) Plan is intended to be qualified under Section 401(a) of the Code with the 401(k) Plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) Plan.

Director Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by, or paid to Allurion's non-employee directors for service on our Board of Directors during the year ended December 31, 2024. Dr. Gaur, who is our Chief Executive Officer, also served on our Board of Directors, but did not receive any additional compensation for his service as a director and therefore is not included in the table below. Dr. Gaur’s compensation for his service, as our Chief Executive Officer, is set forth above under “Executive Compensation-Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)(5)	Total Compensation ($)
Omar Ishrak	105,000	—	105,000
Krishna Gupta	95,000	—	95,000
Michael Davin	72,500	—	72,500
Douglas Hudson	62,500	—	62,500
Nicholas Lewin	52,500	—	52,500
Milena Alberti-Perez (2)	52,480	195,750	248,230
Keith B. Johns II (3)	14,825	241,314	256,139
R. Jason Richey (4)	—	—	—
(1)
Amounts shown reflect the grant date fair value of restricted stock units granted in 2024, calculated in accordance with FASB ASC Topic 718, excluding any estimates of forfeitures related to service-based vesting conditions. For information regarding assumptions underlying the valuation of equity awards, see Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K. The amounts reported in this column reflect the accounting cost for the restricted stock unit awards, and do not correspond to the actual economic value that may be recognized by holders upon the vesting or settlement of the applicable awards.
(2)
Ms. Alberti-Perez was appointed to our Board on March 11, 2024.
(3)
Mr. Johns was appointed to our Board on September 2, 2024.
(4)
Mr. Richey was appointed to our Board on December 30, 2024.
(5)
The following table provides information regarding the number of shares of our common stock, underlying stock options, and restricted stock units held by our non-employee directors that were outstanding as of December 31, 2024:

Name	RSU Awards Outstanding at 2024 Year End (number of shares)	Option Awards Outstanding at 2024 Year End (number of shares) (1)
Omar Ishrak	1,206	—
Krishna Gupta	7,050	—
Michael Davin	1,206	6,456
Douglas Hudson	1,206	—
Nicholas Lewin	1,206	—
Milena Alberti-Perez	3,000	—
Keith B. Johns II	13,044	—
R. Jason Richey	—	—
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2024, certain information concerning our equity compensation plans under which our equity securities are currently authorized for issuance.

	(a)		(b)	(c)
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and RSUs		Weighted-Average Exercise Price of Outstanding Options (1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
Equity compensation plans approved by stockholders (2)	370,272	(3)	$58.19	328,198	(4)(5)
Equity compensation plans not approved by stockholders	—		—	—
Total	370,272		$58.19	328,198
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
(3)
Consists of (i) 265,772 shares of common stock issuable upon the exercise of outstanding stock options and (ii) 104,500 shares of common stock issuable upon vesting of restricted stock units.
(4)
As of December 31, 2023, there were 242,752 shares of common stock available for grant under our 2023 Plan, no shares available for grant under our 2010 Plan or 2020 Plan, and 85,446 shares of common stock available for grant under our ESPP. Amounts do not include the 229,948 shares of common stock which were added to the number of shares reserved and available for issuance under the 2023 Plan on January 1, 2025 or the 45,990 shares of common stock which were added to the number of shares reserved and available for issuance under the ESPP on January 1, 2025, in each case in accordance with the automatic annual increases described in footnote 5 below.
(5)
Our 2023 Plan provides that the number of shares reserved for issuance under the plan will automatically increase on January 1, 2024 and each January 1 thereafter through January 1, 2033 by 5% of the number of fully diluted outstanding shares of our common stock as of the immediately preceding December 31 or such lesser amount as determined by our Board of Directors or Compensation Committee. Our ESPP provides that the number of shares reserved for issuance under the plan will automatically increase on January 1, 2024 and each January 1 thereafter by the least of (i) 1% of the fully diluted outstanding shares of our common stock as of the immediately preceding December 31, (ii) 64,000 shares of our common stock, or (iii) such lesser number of shares as determined by our Compensation Committee.

Principal Stockholders

The following table sets forth information regarding the beneficial ownership of shares of our common stock, as of March 14, 2025, in each case, by:

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

The beneficial ownership of the shares of our common stock is based on 5,963,549 shares of our common stock issued and outstanding as of March 14, 2025.

Name and Address of Beneficial Owner	Number of Shares	% of Ownership
Directors and Named Executive Officers:
Shantanu Gaur(1)	118,034	2.0%
Krishna Gupta(2)	239,136	4.0%
Omar Ishrak(3)	159,523	2.7%
Chris Geberth(4)	16,762	*
Michael Davin(5)	9,668	*
Larson Doug Hudson (6)	604	*
Nicholas Lewin (7)	604	*
Milena Alberti-Perez (8)	1,000	*
R. Jason Richey	—	—
Keith B. Johns II	—	—
Brendan M. Gibbons (9)	3,175	*
Ojas Buch	—	—
All Current Directors and Executive Officers as a Group (Twelve Persons) (10)	607,735	9.9%
Five Percent Holders:
Leavitt Equity Partners III L.P. (11)	462,762	7.8%
RTW(12)	1,050,053	17.6%

*Less than one percent.

(1)
Consists of (i) 40,124 shares of common stock held by The Shantanu K. Gaur Revocable Trust Of 2021, of which Shantanu K. Gaur and Neha Gaur serve as trustees, (ii) 21,908 shares of common stock held by The Gaur Family Irrevocable Trust Of 2021, of which Steven M. Burke, Esq. and Neha Gaur serve as trustees and which Ms. Gaur has voting and dispositive control, and (iii) 56,002 shares of common stock issuable upon exercise of options within 60 days of March 14, 2025.
(2)
Consists of (i) 124,970 shares of common stock held by Romulus Growth Allurion L.P., (ii) 2,919 shares of common stock held by Romulus Capital I, L.P., (iii) 2,934 shares of common stock issuable upon exercise of a warrant held by Romulus Capital I, L.P., (iv) 35,252 shares of common stock held by Romulus Allurion Special Opportunity L.P., (v) 21,525 shares of common stock held by Samin Capital LLC, (vi) 37,572 shares of common stock held by Krishna Gupta, and (vii) 13,964 shares of common stock issuable upon vesting of restricted stock units held by Krishna Gupta within 60 days of March 14, 2025. Krishna Gupta is the general partner of Romulus Allurion Special Opportunity L.P., Romulus Growth Allurion L.P., and Romulus Capital I, L.P., and the manager of Samin Capital LLC.
(3)
Consists of (i) 28,410 shares held by Omar & Helen Ishrak Living Trust, (ii) 130,509 shares held by the Sponsor, and (iii) 604 shares of common stock issuable upon vesting of restricted stock units held by Omar Ishrak within 60 days of March 14, 2025. Dr. Ishrak disclaims beneficial ownership over 54,743 shares in excess of his pecuniary interest therein.

(4)
Consists of 16,762 shares of common stock issuable upon exercise of options within 60 days of March 14, 2025.
(5)
Consists of (i) 2,608 shares of common stock, (ii) 6,456 shares of common stock issuable upon exercise of options within 60 days of March 14, 2025, and (iii) 604 shares of common stock issuable upon vesting of restricted stock units held by Michael Davin within 60 days of March 14, 2025.
(6)
Consists of 604 shares of common stock issuable upon vesting of restricted stock units held by Larson Douglas Hudson within 60 days of March 14, 2025.
(7)
Consists of 604 shares of common stock issuable upon vesting of restricted stock units held by Nicholas Lewin within 60 days of March 14, 2025.
(8)
Consists of 1,000 shares of common stock issuable upon vesting of restricted stock units held by Milena Alberti-Perez within 60 days of March 14, 2025.
(9)
Consists of 3,175 shares of common stock issuable upon exercise of options within 60 days of March 14, 20205, held by Brendan Gibbons.
(10)
See footnotes 1 through 9 above. Also includes (i) 66,516 shares of common stock held by Ram Chuttani, and (ii) 9,475 shares of common stock issuable upon exercise of options within 60 days of March 14, 2025, held by Ram Chuttani.
(11)
Beneficial ownership is based solely on a Schedule 13G filed jointly on February 26, 2025 with the SEC by Leavitt Equity Partners III, LLC, and consists of 462,762 shares of common stock beneficially owned by Leavitt Equity Partners III, LLC, LEP Management LLC, Leavitt Legacy, LLC and Taylor Leavitt (collectively, the Leavitt Funds). The Private Placement Warrants held by the Leavitt Funds are subject to a beneficial ownership exercise limitation which is currently set at 4.99%. The address and principal office of the Leavitt Funds is 95 South State Street, Suite 2190, Salt Lake City, UT 84111.
(12)
Beneficial ownership is as of February 20, 2025, based solely on a Schedule 13D/A filed jointly on February 24, 2025 with the SEC by RTW, RTW Master Fund, Ltd., a Cayman exempted company (“RTW Master Fund”), (iii) RTW Innovation Master Fund, Ltd., a Cayman exempted company (“RTW Innovation”), and (iv) Roderick Wong, M.D. RTW Investments is the investment advisor to certain funds including RTW Master Fund and RTW Innovation Master Fund (collectively, the “RTW Funds”). Consists of 1,050,053 shares of common stock beneficially owned by RTW. The Notes held by the RTW Funds are subject to a beneficial ownership conversion limitation such that the RTW Funds cannot convert Notes to the extent it would result in the RTW Funds and their affiliates beneficially owning more than 9.99% of the Company’s outstanding shares of common stock. The July 2024 Public Warrants and July 2024 Private Placement Warrants held by the RTW Funds are subject to a beneficial ownership exercise limitation which is currently set at 4.99% and can be increased to 9.99% upon 61 days’ prior notice by RTW. RTW, in its capacity as the investment manager of the RTW Funds, has the power to vote and the power to direct the disposition of the shares held by the RTW Funds. Accordingly, RTW may be deemed to be the beneficial owner of such securities. Roderick Wong, M.D., as the Managing Partner of RTW, has the power to direct the vote and disposition of the securities held by RTW. Dr. Wong disclaims beneficial ownership of the shares held by RTW, except to the extent of his pecuniary interest therein. The address and principal office of RTW is 40 10th Avenue, Floor 7, New York, NY 10014, and the address of Dr. Wong and each of the RTW Funds is c/o RTW Investments, LP, 40 10th Avenue, Floor 7, New York, NY 10014.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

Other than the compensation agreements and other arrangements described under “Executive Compensation” and “Director Compensation” in this Annual Report on Form 10-K and the transactions described below, since January 1, 2023, there has not been and there is not currently proposed any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 (or, if less, 1% of the average of our total assets at year end for the last two completed fiscal years) and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

PIPE Investment

Certain investors (“PIPE Investors”) related to Legacy Allurion entered into PIPE subscription agreements (“PIPE Subscription Agreements”) with Compute Health and us, pursuant to which they subscribed for shares of our common stock in connection with a private placement pursuant. The PIPE Investors made a private investment in the aggregate amount of $37.9 million on the terms and conditions set forth in the PIPE Subscription Agreements. Such PIPE Investors who participated in the PIPE Investment include Michael Davin (1,233 shares), who is one of our directors, Omar Ishrak (28,410 shares), who is one of our directors, and RTW (85,230 shares), which has the right to designate director nominees to be elected by our stockholders.

Gaur Contribution Agreement

On May 2, 2023, the Shantanu K. Gaur Revocable Trust of 2021 (the “Gaur Trust”) and we entered into the Gaur Contribution Agreement, pursuant to which, among other things, upon the terms and subject to the conditions set forth therein, the Gaur Trust agreed to contribute, as a contribution of capital, 3,170 shares of our common stock (the “Gaur Trust Contributed Shares”). The Gaur Trust’s contribution of the Gaur Trust Contributed Shares was effective immediately following the consummation of the Business Combination between us and Compute Health and the transactions contemplated thereby.

RSU Forfeiture Agreement

On May 2, 2023, Krishna Gupta, a member of our Board, entered into the RSU Forfeiture Agreement, pursuant to which, among other things, upon the terms and subject to the conditions set forth therein, Mr. Gupta agreed to forfeit 3,170 restricted stock units (the “Forfeited RSUs”). The Forfeited RSUs were terminated and cancelled without consideration therefor immediately following the consummation of the transactions contemplated by the Business Combination Agreement between Allurion and Compute Health and other parties thereto, dated as of February 9, 2023, as amended from time to time.

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

The HVL Termination Agreement provided us, upon the terms and subject to the conditions set forth therein, the right to prepay, in one or more transactions, all or a portion of the outstanding principal amount, plus accrued interest, under the HVL Bridge Note, including by way of (a) a $2 million prepayment, $1.5 million of which was deemed a prepayment penalty and (b) immediately prior to the consummation of the Business Combination, an additional payment of at least $6 million under the HVL Bridge Note by way of (i) payment in cash by us and/or (ii) the sale and transfer of all or any portion of the HVL Bridge Note, equivalent in value to the portion of the additional payment to be repaid pursuant to this clause (b)(ii), to any person or persons designated in writing by us (the "Incremental Financing").

In addition, under the HVL Termination Agreement, upon the terms and subject to the conditions set forth therein, we agreed to issue to HVL 15,508 additional shares of our common stock.

Revenue Interest Financing Agreement, RTW Side Letter and PIPE Conversion Option

On February 9, 2023, concurrently with the execution of the Business Combination Agreement, we entered into the Revenue Interest Financing Agreement with certain entities that engaged RTW, pursuant to which, at the closing of the Business Combination, we assumed all obligations of Legacy Allurion under the Revenue Interest Financing Agreement and RTW paid us an aggregate of $40.0 million (the “Investment Amount”). In exchange for the Investment Amount, we will remit revenue interest payments on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by Allurion and its subsidiaries.

On April 14, 2024, the Revenue Interest Financing Agreement was amended pursuant to the RIFA Amendment, and was subsequently further amended on January 7, 2025 pursuant to the Omnibus Amendment, to reflect certain modifications agreed between the parties thereto in connection with the Amended Note Purchase Agreement and the refinancing of the Fortress Credit Agreement. Among other things, the RIFA Amendment waived the existing event of default under the Revenue Interest Financing Agreement, increased the rate of revenue interest payments to be paid to RTW on all current and future products and digital solutions developed and to be developed by the Company (the “Royalty Rate”) for net sales less than or equal to $100 million prior to December 31, 2026 from 6% to 12%, and increased the Royalty Rate on net sales less than or equal to $100 million on or after January 1, 2027 from 10% to 12%, subject to the terms and conditions of the RIFA Amendment.

Additionally, in connection with our entry into the RIFA Amendment, we, Compute Health, Legacy Allurion, Merger Sub II and RTW entered into the RTW Side Letter under which RTW was entitled to elect to exercise the PIPE Conversion Option.

On May 2, 2023, the parties amended and restated the RTW Side Letter in connection with the Backstop Agreement, pursuant to which, among other things, Allurion issued 10,000 shares of common stock to RTW immediately prior to the Intermediate Merger Effective Time. On April 14, 2024, the parties entered into the RTW Side Letter Amendment to reflect certain modifications to the Amended and Restated RTW Side Letter in connection with the Amended Note Purchase Agreement. The RTW Side Letter Amendment provided, among other things, that RTW may make a single election in certain circumstances to convert up to $7,500,000 of the purchase price that RTW paid for certain equity interests in Allurion into an amount of financing provided by RTW to Allurion pursuant to an additional revenue interest financing agreement with Legacy Allurion.

Pursuant to the Amended and Restated RTW Side Letter, on October 22, 2024, the Additional RIFA Investors notified us of their election to exercise the Investment Conversion in full. Accordingly, on October 30, 2024, we and the Additional RIFA Investors entered into the Additional Revenue Interest Financing Agreement. The Additional Revenue Interest Financing Agreement has substantially identical terms and conditions as the Revenue Interest Financing Agreement, except that the amount of financing provided by the Additional RIFA Investors to Allurion Opco under the Additional Revenue Interest Financing Agreement is equal to the Conversion Amount.

For more information, see the subsection entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Amendment to Revenue Interest Financing Agreement, Additional Revenue Interest Financing Agreement, and Omnibus Amendment ”and Note 9, Revenue Interest Financing, Side Letter, and PIPE Conversion Option in the notes to our annual consolidated financial statements for the years ended December 31, 2024 and 2023 included in this Annual Report on Form 10-K for further discussion.

Amended Note Purchase Agreement

Pursuant to the Amended Note Purchase Agreement, on April 16, 2024, we issued and sold $48 million of Notes to RTW in a private placement. Until the Notes are converted or repaid in full, RTW will be entitled to designate one representative who will serve as a non-voting board observer to the Board. In addition, in September 2024, we appointed Keith Johns to our Board, in satisfaction of certain obligations to RTW set forth in the Amended Note Purchase Agreement. For more information about the Amended Note Purchase Agreement, see the subsection entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Amended Note Purchase Agreement.”

Omnibus Amendment

On January 7, 2025, the Company and Allurion Opco entered into an Omnibus Amendment with Allurion Australia Pty Ltd, Allurion France SaS, the Additional RIFA Investors and RTW, as agent for the Purchasers, to amend the Existing Documents.

The Omnibus Amendment requires (i) the Company and Allurion Opco to maintain certain minimum balances of unrestricted cash in controlled accounts in the U.S. in the amounts corresponding to the calculations set forth therein, and (ii) the Company to receive minimum trailing twelve-month consolidated Revenue (as defined in the Note Purchase Agreement) in amounts set forth therein, tested quarterly beginning with the twelve-month period ending September 30, 2025. The Omnibus Amendment also requires that (i) Allurion France will have successfully regained marketing authorization from the Agence Nationale de Sécurité du Médicament et des Produits de Santé to resume the Commercialization (as defined in the Existing Documents) of the Product (as defined in the Existing Documents) in France on or prior to December 31, 2025 and (ii) Allurion OpCo shall have received Marketing Authorization from the FDA for the Commercialization of the Product in the United States no later than June 30, 2026.

Pursuant to the Omnibus Amendment, the Additional RIFA Investors and the Purchasers will receive a number of shares of the common stock, representing 5.0% of the fully-diluted shares outstanding (without regard to any beneficial ownership blockers) immediately after the closing of the offering and sale of Additional Shares (as defined in the Existing Documents) to be consummated no later than February 15, 2025, in connection with which the Company shall have raised at least $12,000,000 in aggregate net proceeds (the “Amendment Fee”); provided that, in the event the Company cannot issue shares of common stock to the Additional RIFA Investors and the Purchasers due to applicable law, the Company shall instead issue an equivalent (as-converted) number of shares of a newly created series of Series A-1 non-voting preferred stock, par value $0.0001 per share (the “Series A-1 Preferred Stock”), and the Company shall include a proposal in a definitive proxy statement on Schedule 14A seeking stockholder approval no later than December 31, 2025 to allow the conversion of Series A-1 Preferred Stock into common stock; provided further that, each share of Series A-1 Preferred Stock outstanding on December 31, 2026 (the “Redemption Date”) will, except to the extent prohibited by Delaware law governing distributions to stockholders (including the Delaware General Corporation Law), be redeemed by the Company for cash in an amount equal to the as-converted value of the underlying common stock.

The Omnibus Amendment also provides that the Company will ensure that RTW and the Additional RIFA Investors have the right to designate one director to the Board, which director is currently Nicholas Lewin, and as of the Amendment Effective Date (as defined in the Omnibus Amendment), also have the right to designate a second director to the Board, which additional director will initially be R. Jason Richey.

July 2024 Public Offering and Concurrent Private Placement

Pursuant to the Underwriting Agreement, on July 1, 2024, we issued and sold 576,261 shares of our common stock and 576,261 July 2024 Public Offering Warrants at an offering price of $30.00 per share and accompanying warrant. RTW purchased 9,594 shares of common stock and warrants to purchase 9,594 shares of common stock in the July 2024 Public Offering, for an aggregate purchase price of $0.3 million. On July 5, 2024, the Underwriters partially exercised their over-allotment option to purchase an additional 77,091 shares of common stock, generating additional gross proceeds of approximately $2.2 million to us, before deducting the Underwriters’ discounts and commissions and estimated offering expenses payable by us.

Concurrently with the Underwriting Agreement, we issued and sold 2,260,159 shares of Series A Preferred Stock (which were automatically converted to 90,407 shares of common stock on December 19, 2024 following the Second Stockholder Approval and after giving effect to the Reverse Stock Split) and 90,407 Private Placement Warrants to funds affiliated with RTW, for an aggregate purchase price of approximately $2.7 million, at an offering price of $30.00 per share of Series A Preferred Stock and accompanying Private Placement Warrant.

For more information about the Offering and Private Placement, see the subsection entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—July 2024 Public Offering and Concurrent Private Placement.”

January 2025 RTW Private Placement

On January 14, 2025, the Company entered into the January 2025 Subscription Agreement with funds affiliated with RTW, pursuant to which the Company agreed to sell to RTW 841,751 shares of its common stock, for an aggregate purchase price of approximately $2.5 million at a purchase price per share of $2.97. The January 2025 RTW Private Placement closed on January 16, 2025.

Investment by Former Chief Commercial Officer

On June 24, 2023, Legacy Allurion sold a $200,000 Bridge Note to its former Chief Commercial Officer, Benoit Chardon.

Investor Rights Agreement

In connection with the closing of the Business Combination, we and the Investors entered into the Investor Rights Agreement. Pursuant to the Investor Rights Agreement, upon the terms and subject to the conditions set forth therein, each Investor was granted certain registration rights with respect to such holder's shares of our common stock.

The Investor Rights Agreement restricted the ability of certain Investors to transfer all or a portion of their respective shares of our common stock (or any securities convertible into or exercisable or exchangeable for shares of our common stock), subject to certain permitted transfers, for a period of either 18 months or 12 months following August 1, 2023 (the “Closing Date”), as applicable. The foregoing lock-up restrictions did not apply to: (a) any shares of our common stock purchased pursuant to the PIPE Subscription Agreements, (b) 100 shares of our common stock held by each Investor, (c) shares issued to the Sponsor in the conversion of the loans made by the Sponsor to Compute Health, which balance was $3.7 million at the time of the Business Combination and was converted into 21,023 shares of Allurion common stock, (d) certain incremental shares of PIPE Investors who were existing Allurion Stockholders or existing holders of Allurion Convertible Notes or shares issued upon conversion of securities issued in the Incremental Financing and (e) the Backstop Shares, the Sponsor Contributed Shares, the Gaur Trust Contributed Shares or the shares of our common stock issued to each of HVL, RTW, Fortress and the other holders of the $28.7 million aggregate principal amount of convertible unsecured promissory notes sold in a private placement by Legacy Allurion to various investors from February 15, 2023 until August 1, 2023.

Additionally, pursuant to the Investor Rights Agreement, upon the terms and subject to the conditions set forth therein, the Board was to initially consist of seven directors, a majority of which shall be “independent” directors for purposes of NYSE rules, and the following persons have the following nomination rights with respect to our Board, subject to the limitations set forth in the Investor Rights Agreement: (i) one director and one independent director nominated by Shantanu Gaur; (ii) one director and one independent director nominated by Remus Capital; (iii) one director nominated by the Sponsor; and (iv) two independent directors nominated by Allurion (one of which shall be designated by RTW).

The Investor Rights Agreement terminates upon the earlier of (i) the seventh anniversary of the Closing Date of the Business Combination, (ii) a Change of Control (as defined in the Business Combination Agreement) or (iii) the date as of which there shall be no registrable securities outstanding; provided, that with respect to any Investor, such Investor will have no rights under the Investor Rights Agreement and all of our obligations to such Investor shall terminate upon the earlier of (x) the date at least one year after the Closing Date that such Investor ceases to hold at least one percent of the registrable securities outstanding on the Closing Date or (y) if such Investor is a one of our directors or executive officers, the date such Investor no longer serves as one of our directors or an executive officers. Notwithstanding the foregoing, (a) the piggy-back registration rights provided for in the Investor Rights Agreement terminate no later than the third anniversary of the Closing Date and (b) the obligations regarding the nomination of directors shall survive until the earlier of a termination of the Investor Rights Agreement in accordance with clauses (i) or (ii) above or with respect to any one Investor, at such time as such Investor is no longer entitled to nominate a director to our Board under the terms of the Investor Rights Agreement.

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

Item 14. Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm Fees

Fees billed by our independent public accounting firm, Deloitte & Touche LLP ("Deloitte") (Boston, Massachusetts, PCAOB Auditor ID 34) for the fiscal years ended December 31, 2024 and 2023 related to audit services, audit-related services, tax services, and other services were approved by our Audit Committee. The following table summarizes the aggregate fees billed to us by Deloitte:

Type of Service	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023
Audit Fees(1)	$1,483,750	$2,617,825
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$1,483,750	$2,617,825

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

All of the services rendered by Deloitte & Touche LLP with respect to the 2024 and 2023 fiscal years were pre-approved by the Audit Committee in accordance with this policy.

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

Exhibit Number	Description	Incorporated by Reference herein from - Form or Schedule	File Number	Exhibit	Filed Date
3.1	Amended and Restated Certificate of Incorporation of Allurion Technologies, Inc. (formerly Allurion Technologies Holdings, Inc.)	8-K	001-41767	3.1	August 7, 2023
3.2	Amended and Restated Bylaws of Allurion Technologies, Inc. (formerly Allurion Technologies Holdings, Inc.)	8-K	001-41767	3.2	August 7, 2023
4.1	Warrant Agreement, dated February 4, 2021, between Compute Health Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-40001	4.1	February 9, 2021
4.2	Amendment to Warrant Agreement, dated August 1, 2023, by and between Compute Health and Continental Stock Transfer & Trust Company.	8-K	001-41767	4.2	August 7, 2023
4.3	Warrant Assignment, Assumption and Amendment Agreement, dated August 1, 2023, by and among Compute Health Acquisition Corp., New Allurion Holdings, Inc., and Continental Stock Transfer & Trust Company.	8-K	001-41767	4.3	August 7, 2023
4.4*	Description of Capital Stock.
4.5	Form of Public Warrant.	8-K	001-41767	4.1	July 1, 2024
4.6	Form of Private Placement Warrant.	8-K	001-41767	4.2	July 1, 2024
4.7	Form of Common Warrant (January 2025).	8-K	001-41767	4.1	January 28, 2025
4.8	Form of Common Warrant (February 2025).	8-K	001-41767	4.1	February 21, 2025
4.9	Form of Private Placement Warrant (February 2025).	8-K	001-41767	4.2	February 21, 2025
10.1	Form of Indemnification Agreement between Allurion Technologies, Inc. and its Directors and Officers.	S-4/A	333-271862	10.32	June 13, 2023
10.2++	Investor Rights Agreement, dated August 1, 2023, by and among New Allurion, Compute Health Sponsor LLC, certain equity holders of Allurion Technologies, Inc. and certain other parties.	8-K	001-41767	10.5	August 7, 2023
10.3++	Amended and Restated RTW PIPE Side Letter Agreement, dated as of May 2, 2023, by and among Compute Health Acquisition Corp., Allurion Technologies Holdings, Inc., Compute Health LLC, Allurion Technologies, Inc. and certain entities that have engaged RTW Investments, LP as investment manager.	8-K	001-40001	10.6	May 2, 2023
10.4++	Revenue Interest Financing Agreement, dated as of February 9, 2023, by and among Allurion Technologies, Inc. and certain entities that have engaged RTW Investments, LP as investment manager.	8-K	001-40001	10.8	February 9, 2023

10.5++	Bridging Agreement, dated as of February 9, 2023, by and among Allurion Technologies, Inc. and Fortress Credit Corp.	8-K	001-40001	10.9	February 9, 2023
10.6#†	Employment Agreement dated August 1, 2023 with Shantanu Gaur.	8-K	001-41767	10.10	August 7, 2023
10.7#†	Employment Agreement between Allurion Technologies, Inc. and Ram Chuttani.	8-K	001-41767	10.13	August 7, 2023
10.8#	Allurion Technologies, Inc. 2010 Stock Incentive Plan.	S-4	333-271862	10.13	May 12, 2023
10.9#	Allurion Technologies, Inc. Amended and Restated 2020 Stock Option and Grant Plan.	S-4	333-271862	10.14	May 12, 2023
10.10#	Form of Allurion Technologies Holdings, Inc. 2023 Equity Incentive Plan.	S-4	333-271862	10.15	May 12, 2023
10.11#	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Allurion Technologies, Inc. 2023 Stock Option And Incentive Plan.	8-K	001-41767	10.18	August 7, 2023
10.12#	Form of Allurion Technologies Holdings, Inc. 2023 Employee Stock Purchase Plan.	S-4	333-271862	10.16	May 12, 2023
10.13++	Side Letter Termination Agreement, dated as of May 2, 2023, by and among Allurion Technologies, Inc., Romulus Growth Allurion L.P. and Hunter Ventures Limited.	S-4	333-271862	10.1	May 12, 2023
10.14++	Backstop Agreement, dated as of May 2, 2023, by and among Hunter Ventures Limited, Allurion Technologies Holdings, Inc., Allurion Technologies, Inc., RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd., RTW Venture Fund Limited and CFIP2 ALLE LLC.	8-K	001-40001	10.5	May 2, 2023
10.15	Side Letter Agreement, dated as of May 2, 2023, by and among Allurion Technologies, Inc., CFIP2 ALLE LLC and Fortress Credit Corp.	8-K	001-40001	10.7	May 2, 2023
10.16	Contribution Agreement, dated as of May 2, 2023, by and between Compute Health Sponsor LLC and Compute Health Acquisition Corp.	8-K	001-40001	10.9	May 2, 2023
10.17	RSU Partial Forfeiture and Amendment Agreement, dated as of May 2, 2023, by and between Allurion Technologies, Inc. and Krishna Gupta.	8-K	001-40001	10.10	May 2, 2023
10.18++	Credit Agreement and Guaranty, dated as of August 1, 2023, by and among Allurion Technologies, LLC, Allurion Technologies, Inc., the Subsidiary Guarantors from time to time party thereto, the Lenders from time to time parties thereto and Fortress Credit Corp., as administrative agent.	8-K	001-41767	10.25	August 7, 2023
10.19#	Form of Restricted Stock Unit Award Agreement for Company Employees under the Allurion Technologies, Inc. 2023 Stock Option and Incentive Plan.	8-K	001-41767	10.27	August 7, 2023
10.20#	Form of Incentive Stock Option Agreement under the Allurion Technologies, Inc. 2023 Stock Option and Incentive Plan.	8-K	001-41767	10.28	August 7, 2023
10.21#	Form of Non-Qualified Stock Option Agreement under the Allurion Technologies, Inc. 2023 Stock Option and Incentive Plan.	8-K	001-41767	10.29	August 7, 2023
10.22	Contribution Agreement, dated as of May 2, 2023, by and between Shantanu K. Gaur and Neha Gaur, Trustees of The Shantanu K. Gaur Revocable Trust of 2021, and Allurion Technologies Holdings, Inc.	8-K	001-40001	10.8	May 2, 2023
10.23	ChEF Purchase Agreement, dated as of December 18, 2023, by and between Allurion Technologies, Inc. and Chardan Capital Markets LLC.	8-K	001-41767	10.1	December 18, 2023
10.24	Registration Rights Agreement dated as of December 18, 2023, by and between Allurion Technologies, Inc. and Chardan Capital Markets LLC.	8-K	001-41767	10.2	December 18, 2023

10.25†	Sales Agency Agreement, dated May 15, 2023, by and between Allurion Technologies, Inc. and Covidien AG.	S-4	333-271862	10.37	July 6, 2023
10.26	Lease for 11 Huron Drive, Natick, MA 01760, dated June 15, 2016, by and between Allurion Technologies, Inc. and Legacy Huron, LLC, as amended by the First Amendment to Lease, dated November 28, 2016, the Second Amendment to Lease, dated March 20, 2017, the Third Amendment to Lease, dated June 21, 2017, the Fourth Amendment to Lease, dated August 21, 2017, the Fifth Amendment to Lease, dated October 30, 2017 and the Sixth Amendment to Lease, dated March 15, 2021.	S-4	333-271862	10.18	May 12, 2023
10.27+	Commercial Lease for 8 Erie Drive, Natick, MA 01760, dated January 8, 2018, by and between Allurion Technologies, Inc. and 8 Erie Drive, LLC.	S-4	333-271862	10.19	May 12, 2023
10.28+	Lease for 3 Huron Drive, Natick, MA 01760, dated January 10, 2020, by and between Allurion Technologies, Inc. and 3 Huron Investments LLC.	S-4	333-271862	10.20	May 12, 2023
10.29+	Lease for 14 Huron Drive, Natick, MA, dated June 18, 2014, by and between the Company and Fourteen Huron Drive, LLC, as amended by the First Amendment to Lease, dated June 30, 2017, the Third Amendment to Lease dated April 5, 2018, the Fourth Amendment to Lease, dated November 16, 2018, the Fifth Amendment to Lease dated as of August 12, 2019 and the Sixth Amendment to Lease, dated March 15, 2021.	S-4	333-271862	10.21	May 12, 2023
10.30++	Side Letter Termination Agreement, dated as of May 2, 2023, by and among Allurion Technologies, Inc., Romulus Growth Allurion L.P. and Hunter Ventures Limited.	8-K	001-40001	10.1	May 2, 2023
10.31#	Settlement Agreement, dated as of December 12, 2023, by and between Allurion Technologies, Inc. and Benoit Chardon.	10-K	001-41767	10.36	March 26,2024
10.32#	Termination Agreement, dated as of December 12, 2023 by and between Allurion France and Benoit Chardon Consulting.	10-K	001-41767	10.37	March 26,2024
10.33	Amendment No. 1 to Credit Agreement and Guaranty, dated as of December 29, 2023, by and among Allurion Technologies, Inc., Allurion Technologies, LLC, the Subsidiary Guarantors from time to time party thereto, the Lenders from time to time party thereto and Fortress Credit Corp., as administrative agent for the Lenders.	8-K	001-41767	10.1	December 29, 2023
10.34#	Employment Agreement between Allurion Technologies, Inc. and Brendan Gibbons.	10-K	001-41767	10.39	March 26,2024
10.35+ ++	Note Purchase Agreement dated as of April 14, 2024, by and among Allurion Technologies, Inc., RTW Investments, LP, as agent for the purchasers part thereto from time to time, and Acquiom Agency Services, LLC, as collateral agent for the purchasers.	8-K	001-41767	10.1	April 17, 2024
10.36++	Omnibus Amendment, dated as of April 14, 2024, by and among Allurion Technologies, Inc., Allurion Technologies, LLC and certain entities that have engaged RTW Investments, LP as investment manager.	8-K	001-41767	10.2	April 17, 2024
10.37++	First Amendment to Amended and Restated Letter Agreement, dated as of April 14, 2024, by and among Allurion Technologies, Inc., Allurion Technologies, LLC, RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd. and RTW Biotech Opportunities Operating Ltd.	8-K	001-41767	10.3	April 17, 2024
10.38++	First Amendment to Note Purchase Agreement, dated as of April 16, 2024, by and among Allurion Technologies, Inc., RTW Investments, LP, as agent for the purchasers party thereto from time to time, and Acquiom Agency Services LLC, as collateral agent for the purchasers.	8-K	001-41767	10.4	April 17, 2024

10.39	Eighth Amendment to 14 Huron Lease, dated as of April 3, 2024, by and between Allurion Technologies, Inc. and Fourteen Huron Drive, LLC.	10-Q	001-41767	10.6	August 14, 2024
10.40#†	Offer Letter dated May 17, 2024 with Ojas Buch.	10-Q	001-41767	10.7	August 14, 2024
10.41++	Revenue Interest Financing Agreement, dated as of October 30, 2024, by and among Allurion Technologies, LLC, RTW Master Fund Ltd., RTW Innovations Master Fund, Ltd. and RTW Biotech Opportunities Operating Ltd.	8-K	001-41767	10.1	November 4, 2024
10.42++	Omnibus Amendment, dated as of January 7, 2025, by and among Allurion Technologies, Inc., Allurion Technologies, LLC, Allurion Technologies Australia Pty Ltd, Allurion France, RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd., RTW Biotech Opportunities Operating Ltd., and RTW Investments, L.P.	S-1/A	333-283701	10.49	January 8, 2025
10.43	Subscription Agreement, dated as of January 14, 2025, between Allurion Technologies, Inc. and the investors named therein.	8-K	001-41767	10.1	January 17, 2025
10.44	Securities Purchase Agreement, dated as of January 24, 2025, by and between Allurion Technologies, Inc. and the purchasers named therein.	8-K	001-41767	10.1	January 28, 2025
10.45	Form of Securities Purchase Agreement.	8-K	001-41767	10.1	February 21, 2025
10.46	Subscription Agreement, dated as of February 19, 2025, between Allurion Technologies, Inc. and the investors named therein.	8-K	001-41767	10.2	February 21, 2025
19.1*	Allurion Technologies, Inc. Insider Trading Policy.
21.1*	List of subsidiaries of Allurion Technologies Holdings, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.
24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Allurion Technologies, Inc. Compensation Recovery Policy.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

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
Shantanu Gaur
Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby constitutes and appoints Shantanu Gaur and Brendan Gibbons, and each of them, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Shantanu Gaur	Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 27, 2025
Shantanu Gaur
/s/ Milena Alberti-Perez	Director	March 27, 2025
Milena Alberti-Perez
/s/ Michael Davin	Director	March 27, 2025
Michael Davin
/s/ Krishna Gupta	Director	March 27, 2025
Krishna Gupta
/s/ Larson Douglas Hudson	Director	March 27, 2025
Larson Douglas Hudson
/s/ Omar Ishrak	Director	March 27, 2025
Omar Ishrak
/s/ Keith B. Johns II	Director	March 27, 2025
Keith B. Johns II
/s/ Nicholas Lewin	Director	March 27, 2025
Nicholas Lewin
/s/ R. Jason Richey	Director	March 27, 2025
R. Jason Richey

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Allurion Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allurion Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations, recurring negative operating cash flows and may be unable to remain in compliance with certain financial covenants required under its credit facilities, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 27, 2025

We have served as the Company’s auditor since 2016.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$15,379	$38,037
Accounts receivable, net of allowance of doubtful accounts of $6,701 and $12,671, respectively	7,134	18,194
Inventory, net	3,400	6,171
Prepaid expenses and other current assets	1,243	2,414
Total current assets	27,156	64,816
Property and equipment, net	2,469	3,381
Right-of-use asset	2,079	3,010
Other long-term assets	1,109	505
Total assets	$32,813	$71,712
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,572	$10,379
Current portion of term loan	—	38,643
Current portion of lease liabilities	869	908
Accrued expenses and other current liabilities	11,422	15,495
Total current liabilities	18,863	65,425
Convertible notes payable	35,710	—
Warrant liabilities	4,567	6,765
Revenue Interest Financing liability	49,200	36,200
Earn-out liabilities	1,090	23,990
Lease liabilities, net of current portion	1,344	2,306
Other liabilities	17	7,513
Total liabilities	110,791	142,199
Commitments and Contingencies (Note 16)
Stockholders’ deficit:
Preferred stock, $0.0001 par value — 100,000,000 shares authorized as of December 31, 2024; and no shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value - 1,000,000,000 shares authorized as of December 31, 2024; 2,710,607 and 1,907,529 shares issued and outstanding as of December 31, 2024 and 2023, respectively	3	2
Additional paid-in capital	152,596	143,010
Accumulated other comprehensive income (loss)	8,370	(700)
Accumulated deficit	(238,947)	(212,799)
Total stockholders’ deficit	(77,978)	(70,487)
Total liabilities and stockholders’ deficit	$32,813	$71,712

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023
Revenue	$32,110	$53,467
Cost of revenue	10,607	11,970
Gross profit	21,503	41,497
Operating expenses:
Sales and marketing	25,933	46,857
Research and development	17,369	27,694
General and administrative	28,399	46,024
Total operating expenses:	71,701	120,575
Loss from operations	(50,198)	(79,078)
Other income (expense):
Interest expense	(2,264)	(10,566)
Changes in fair value of warrants	17,024	8,364
Changes in fair value of debt	8,690	(3,751)
Changes in fair value of Revenue Interest Financing and PIPE Conversion Option	(14,321)	(2,192)
Changes in fair value of earn-out liabilities	22,900	29,050
Termination of convertible note side letters	—	(17,598)
Loss on extinguishment of debt	(8,713)	(3,929)
Other income (expense), net	1,452	(643)
Total other income (expense):	24,768	(1,265)
Loss before income taxes	(25,430)	(80,343)
Provision for income taxes	(718)	(264)
Net loss	(26,148)	(80,607)
Cumulative undeclared preferred dividends	—	(1,697)
Net loss attributable to common shareholders	$(26,148)	$(82,304)
Net loss per share
Basic and diluted	$(11.64)	$(57.83)
Weighted-average shares outstanding
Basic and diluted	2,247,164	1,423,275

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(dollars in thousands)

	Year Ended December 31,
	2024	2023
Net loss	(26,148)	(80,607)
Other comprehensive income (loss):
Change in fair value of Revenue Interest Financing due to change in credit risk	4,370	(700)
Change in fair value of RTW Convertible Notes due to change in credit risk	4,700	—
Comprehensive loss	$(17,078)	$(81,307)

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(dollars in thousands)

	Redeemable Preferred Stock		Common Sock
					Additional	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Deficit
Balance as of December 31, 2022	—	—	1,083,196	1	99,877	—	(132,192)	(32,314)
Exercise of stock options	—	—	11,943	—	145	—	—	145
Issuance of Series B convertible preferred stock for the exercise of warrants	—	—	342	—	89	—	—	89
Issuance of Series A-1 convertible preferred stock for the exercise of warrants	—	—	20	—	6	—	—	6
Reverse recapitalization, net of transaction costs (Note 3)	—	—	549,435	1	58,572	—	—	58,573
Recognition of warrant liabilities in connection with the Merger (Note 3)	—	—	—	—	(13,762)	—	—	(13,762)
Issuance of common stock in connection with vesting of RSU awards	—	—	36,737	—	—	—	—	—
Issuance of common stock for the conversion of convertible notes	—	—	132,049	—	25,570	—	—	25,570
Recognition of earn-out liabilities (Note 3)	—	—	—	—	(53,040)	—	—	(53,040)
Reclassification of Legacy Allurion liabilitiy classified warrants to equity classification	—	—	—	—	929	—	—	929
Derecognition of liabilities associated with the Backstop Shares, Hunter shares, and the additional RTW and Fortress shares and issuance of related shares	—	—	91,508	—	16,098	—	—	16,098
Issuance of common stock for the exercise of warrants	—	—	878	—	46	—	—	46
Stock-based compensation expense	—	—	—	—	8,357	—	—	8,357
Issuance of common stock for commitment shares for equity line financing (Note 12)	—	—	1,421	—	123	—	—	123
Other comprehensive loss	—	—	—	—	—	(700)	—	(700)
Net loss	—	—	—	—	—	—	(80,607)	(80,607)
Balance as of December 31, 2023	—	—	1,907,529	2	143,010	(700)	(212,799)	(70,487)
Exercise of stock options	—	—	649	—	25	—	—	25
Issuance of common stock for the exercise of Public Warrants	—	—	13	—	1	—	—	1
Issuance of common stock from equity line financing (Note 12)	—	—	75,618	—	1,007	—	—	1,007
Issuance of common stock in connection with vesting of RSU awards	—	—	13,040	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,056	—	—	3,056
Issuance of preferred stock in connection with Private Placement, net of issuance costs	2,260,159	979	—	—	—	—	—	—
Issuance of common stock in connection with Public Offering, net of issuance costs	—	—	653,351	1	5,065	—	—	5,066
Exercise of PIPE Conversion Option	—	—	(30,000)		(547)	—	—	(547)
Issuance of common stock for the conversion of preferred stock	(2,260,159)	(979)	90,407	—	979	—	—	979
Other comprehensive income	—	—	—	—	—	9,070	—	9,070
Net loss	—	—	—	—	—	—	(26,148)	(26,148)
Balance as of December 31, 2024	—	$—	2,710,607	$3	$152,596	$8,370	$(238,947)	$(77,978)

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2024	2023
Operating Activities:
Net loss	$(26,148)	$(80,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	765	824
Depreciation and amortization	997	746
Stock-based compensation	3,056	8,357
Provision for uncollectible accounts	1,418	12,675
Unrealized exchange gain (loss)	594	(180)
Provision for inventory	2,228	1,399
Change in fair value of warrant liabilities	(17,024)	(8,364)
Change in fair value of derivative liabilities	(1,895)	1,730
Change in fair value of debt	(8,690)	3,751
Change in fair value of Revenue Interest Financing and PIPE Conversion Option	14,321	2,192
Change in fair value of earn-out liabilities	(22,900)	(29,050)
Interest paid on debt recorded at fair value	(3,098)	(1,092)
Non-cash interest expense	1,464	2,083
Non-cash termination of convertible note side letters	—	16,098
Loss on extinguishment of debt	8,713	3,929
Non-cash issuance of common stock for commitment shares	—	123
Debt issuance costs associated with debt recorded at fair value	1,357	1,210
Issuance costs associated with warrants recorded at fair value	942	—
Changes in operating assets and liabilities:
Accounts receivable	8,977	(1,318)
Inventory	543	(3,705)
Prepaid expenses, other current and long-term assets	913	285
Lease liabilities	(836)	(789)
Accounts payable	(3,924)	4,664
Accrued expenses and other current liabilities	(4,073)	1,057
Net cash used in operating activities	$(42,300)	$(63,982)
Investing Activities:
Purchases of property and equipment	(611)	(1,606)
Net cash used in investing activities	$(611)	$(1,606)
Financing Activities:
Proceeds from issue of convertible notes	48,000	—
Proceeds from Private Placement, net of issuance costs	2,592	—
Proceeds from Public Offering, net of issuance costs	17,660	—
Proceeds from issuance of convertible notes - net	—	28,700
Proceeds from term loan - net	—	59,780
Payment of debt issuance costs	(1,357)	(3,450)
Proceeds from Business Combination, net of transaction costs	—	61,652
Proceeds from Revenue Interest Financing	—	40,000
Repayment of 2021 Term Loan	—	(57,659)
Repayment of Fortress Term Loan	(47,720)	(20,000)
Repayment of promissory note assumed in Business Combination	—	(2,500)
Proceeds from option and warrant exercises	26	213
Repayment of convertible notes	—	(10,750)
Proceeds from equity line financing	1,007	—
Net cash provided by financing activities	$20,208	$95,986
Net increase (decrease) in cash and cash equivalents and restricted cash	(22,703)	30,398
Cash and cash equivalents and restricted cash at beginning of period	38,421	8,023
Cash and cash equivalents and restricted cash at end of period	$15,718	$38,421
Supplemental disclosure of cash flow information
Cash paid for interest	$2,672	$8,035
Supplemental cash flow information on non-cash investing and financing activities
Purchase of property and equipment included in accounts payable	—	134
Deferred financing costs in accounts payable and accrued expenses	323	580
Recognition of assumed warrant liability	—	13,762
Recognition of earn-out liabilities	—	53,040
Issuance of common stock upon conversion of convertible notes	—	25,569
Change in fair value of RTW Convertible Notes through OCI	4,700	—
Change in fair value of Revenue Interest Financing through OCI	4,370	(700)
Conversion of Series A Preferred Stock into Common Stock	(979)	—
Exercise of PIPE Conversion Option	(547)	—

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

The Business Combination was accounted for as a reverse capitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, Compute Health was treated as the “acquired” company for financial reporting purposes and Legacy Allurion was the accounting “acquirer”. Accordingly, the Business Combination was treated as the equivalent of Legacy Allurion issuing stock for the net assets of Compute Health, accompanied by a recapitalization. As a result of the reverse recapitalization, the assets and liabilities of the Company are presented at their historical carrying values, and the assets and liabilities of Compute Health are recognized on the acquisition date and measured on the basis of the net proceeds from the capital transaction, with no goodwill or other intangible assets recorded. This determination is primarily based on the fact that, immediately following the Business Combination, Legacy Allurion stockholders had a majority of the voting power of Allurion, Legacy Allurion controlled the majority of the board seats of Allurion, and Legacy Allurion senior management comprised all of the senior management of Allurion. The equity structure has been restated in all comparative periods up to the Closing Date to reflect the number of shares of the Company's common stock, $0.0001 par value per share ("Common Stock," “Allurion Common Stock” or the “Company’s Common Stock”), issued to Legacy Allurion stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Allurion's convertible preferred stock and Legacy Allurion common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio of approximately 0.9780 (the "Exchange Ratio") established in the Business Combination. The Exchange Ratio established in the Business Combination is prior to the Reverse Stock Split (as defined below) and did not change as a result of the Reverse Stock Split. As a result of this retrospective application, certain prior period balances within the consolidated financial statements have changed. Refer to Note 3, Business Combination for further discussion regarding the closing of the Business Combination with Compute Health.

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

Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency for all of our foreign subsidiaries is the United States dollar except Allurion Australia Pty Ltd., which uses the Australian dollar. When remeasuring from a local currency to the functional currency, assets and liabilities are remeasured into U.S. dollars at exchange rates in effect at the balance sheet dates and results of operations transacted in local currency are remeasured into U.S. dollars using average exchange rates for the period presented. Gains (losses) from remeasurement of ($0.7) million and $0.1 million for the years ended December 31, 2024 and 2023, respectively, are recorded in the statements of operations and comprehensive loss within other expense, net. The Company translates the foreign functional currency financial statements to U.S. dollars for Allurion Australia Pty Ltd. using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions. The effects of foreign currency translation adjustments were immaterial for the years ended December 31, 2024 and 2023.

Reverse Stock Split

The Company held its annual meeting of stockholders on December 16, 2024 (the “Annual Meeting”), and upon the recommendation of the Board of Directors (the “Board”) of the Company, the Company’s stockholders approved a certificate of amendment (the “Charter Amendment”) to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a ratio between 1-for-10 and 1-for-25, with the final ratio to be determined by the Board in its sole discretion.

On December 23, 2024, following the Annual Meeting, the Board approved a reverse stock split of the Common Stock at a ratio of 1-for-25 (the “Reverse Stock Split”). Effective as of 12:01 a.m. Eastern Time on January 3, 2025, the Company filed an amendment (the “Certificate of Amendment”) to its Amended and Restated Certificate of Incorporation, as amended and/or restated from time to time, to effectuate the Reverse Stock Split.

As a result of the Reverse Stock Split, every 25 shares of the Company’s Common Stock issued or outstanding were automatically reclassified into one validly issued, fully-paid and non-assessable new share of Common Stock, subject to the treatment of fractional shares as described below, without any action on the part of the holders. Trading of the Common Stock on the NYSE commenced on a split-adjusted basis at market open on January 3, 2025, under the existing trading symbol “ALUR.”

No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise be entitled to receive fractional shares as a result of the Reverse Stock Split were automatically entitled to receive an additional fraction of a share of Common Stock to round up to the next whole share.

Proportional adjustments were also made to the number of shares of Common Stock awarded and available for issuance under the Company’s equity incentive plans, as well as the exercise price and the number of shares issuable upon the exercise or conversion of the Company’s outstanding stock options, restricted stock units and other equity securities under the Company’s equity incentive plans. Additionally, all outstanding convertible notes were adjusted in accordance with their terms, which will, among other changes to the convertible note terms, result in proportionate adjustments being made to the number of shares issuable upon exercise of such convertible notes and to the exercise and redemption prices of such convertible notes. All outstanding warrants were also adjusted in accordance with their terms, which will, among other changes to the warrant terms, result in proportionate adjustments being made to the number of shares issuable upon exercise of such warrants and to the exercise and redemption prices of such warrants. Specifically, following the effectiveness of the reverse stock split, every twenty five (25) shares of Common Stock that may be purchased pursuant to the exercise of public warrants will represent one (1) share of Common Stock that may be purchased pursuant to such warrants. Accordingly, for the Company’s warrants trading under the symbol “ALUR WS” on the NYSE, each whole public warrant will be exercisable for 0.056818 shares of common stock at an exercise price of $202.50 per share of Common Stock, which is based on each public warrant being exercisable for 1.420455 shares of common stock before the reverse stock split, adjusted for the 25:1 reverse stock split ratio.

Unless otherwise indicated, all authorized, issued, and outstanding shares and per share amounts contained in the accompanying consolidated financial statements have been adjusted to reflect the 1-for-25 Reverse Stock Split for all periods presented. As a result, net loss per share was also retrospectively adjusted for periods ended prior to the Reverse Stock Split. Proportionate adjustments for the Reverse Stock Split were also made to the exercise prices and number of shares issuable under the Company's equity incentive plans, and the number of shares underlying outstanding equity awards, as applicable.

Going Concern

The Company has evaluated whether there are certain events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The Company has incurred recurring losses since inception, anticipates net losses and negative operating cash flows for the near future, and may be unable to remain in compliance with certain financial covenants required under its credit facilities. Through December 31, 2024, the Company has funded its operations primarily with proceeds from the sale of its Common Stock, convertible preferred stock, issuance of convertible notes, issuance of term loans, and funds received upon consummation of the Business Combination. The Company has incurred recurring losses and cash outflows from operating activities since its inception, including losses from operations of $50.2 million and $79.1 million and cash outflows from operating activities of $42.3 million and $64.0 million for years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had an accumulated deficit of $238.9 million. The Company expects to continue to generate operating losses for the foreseeable future.

Until such time as we can generate sufficient revenue to fund operations, we expect to use proceeds from the issuance of equity, debt financings, or other capital transactions to fund our operations and satisfy our liquidity requirements, but the amount and timing of such financings are uncertain. Based on the Company's recurring losses from operations incurred since inception, its expectation of continuing operating losses for the foreseeable future, the potential need to raise additional capital to finance its future operations, and the potential of being unable to remain in compliance with certain financial covenants under its credit facilities, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these consolidated financial statements are issued. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Adjustment has been made to the consolidated balance sheet as of December 31, 2023, to present the Legacy Allurion common stock warrant liabilities as part of the Warrant liabilities line item. These amounts were part of the Other liabilities line item in prior years.

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

Significant customers are those which represent more than 10% of the Company’s total revenue for the years ended December 31, 2024 and 2023 or accounts receivable, net balance as of December 31, 2024 and 2023. The following table presents customers that represent 10% or more of the Company’s total revenue and accounts receivable, net:

	Revenue		Accounts Receivable
	Years Ended December 31		December 31,
	2024	2023	2024	2023
Customer A	N/A	10%	14%	16%

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

	December 31,
	2024	2023
Cash and cash equivalents	$15,379	$38,037
Restricted cash included in other long-term assets	339	384
Cash and cash equivalents and restricted cash shown in the statement of cash flows	$15,718	$38,421

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

The Company’s products include the Allurion Balloon and related accessories. See Note 17, Segment Information and Note 4, Revenue, below for financial information about the Company's significant segment expenses and sales in geographic areas, respectively.

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

The Company determined the amount of internal software costs to be capitalized based on the amount of time spent by our developers on projects in the application stage of development. There is judgment in estimating the time allocated to a particular project in the application stage. A significant change in the time spent on each project could have a material impact on the amount capitalized and related amortization expense in subsequent periods. As of December 31, 2024 and 2023, capitalized internal-use software was immaterial.

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

Debt Issuance Costs

The Company defers costs directly associated with acquiring third-party financing. Fees incurred to issue debt are generally deferred and amortized as a component of interest expense over the estimated term of the related debt using the effective interest rate method. Fees incurred in connection with a modification are deferred and amortized as a component of interest expense over the remaining life of the loan if due to the creditor. Third-party fees incurred in connection with a modification are expensed as incurred. Issuance costs and third-party fees incurred in connection with debt that is accounted for under the fair value options ("FVO") are expensed as incurred.

Deferred Offering Costs

Deferred offering costs include certain legal, accounting, consulting and other third-party fees incurred directly related to the Business Combination. The Company deferred offering costs classified as a long-term asset until the closing or termination of the transaction. At the closing of the Business Combination, these costs were recorded in stockholders’ deficit as a reduction of additional paid-in capital. Deferred offering costs are included in other long-term assets. As of December 31, 2024 and 2023, there were no deferred offering costs recorded within other long-term assets on the consolidated balance sheet, respectively.

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

2023 Convertible Notes

The Company accounted for the convertible notes issued between February 2023 and August 2023 (the "2023 Convertible Notes") under the FVO election of ASC Topic 825, Financial Instruments (“ASC 825”). The convertible notes accounted for under the FVO election were each debt host financial instruments containing embedded features wherein the entire financial instrument was initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in the estimated fair value of the convertible notes were recorded as a component of Other (expense) income in the consolidated statements of operations. As a result of electing the FVO, direct costs and fees related to the 2023 Convertible Notes were expensed as incurred. The convertible notes issued in 2020, 2021 and 2022 are accounted for as disclosed in Note 8, Debt. In connection with the closing of the Business Combination on August 1, 2023, a portion of the 2023 convertible notes was repaid, with the remaining balance converted to shares of our Common Stock.

Earn-Out Liabilities

In connection with the Business Combination, certain holders of Legacy Allurion common stock and Legacy Allurion preferred stock and holders of vested options, warrants and restricted stock units exercisable or convertible into Legacy Allurion capital stock received the contingent right to receive up to 360,000 additional shares of Allurion Common Stock (the “Earn-Out Shares”) upon the achievement of certain earn-out targets. The contingent earn-out consideration contains a settlement provision that in the event of a change in control, the number of Earn-Out Shares issued may vary. This settlement provision precludes the earn-out liability from being indexed to the Company's Common Stock as a change in control event is not an input into the pricing of a fixed-for-fixed forward or option on equity shares. As such, it is classified as a liability under ASC 480, Distinguishing Liabilities from Equity ("ASC 480").

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

Revenue Interest Financing and PIPE Conversion Option

In connection with the Business Combination, the Company entered into a revenue interest financing agreement, dated as of February 9, 2023 (the "Revenue Interest Financing Agreement") with certain entities that have engaged RTW Investments, LP as investment manager (collectively, “RTW”), under which the Company received $40.0 million upfront (the "Revenue Interest Financing"). In exchange, the Company is obligated to remit to RTW certain revenue interest payments on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by Allurion and its subsidiaries at a rate up to 6.0% of annual net sales prior to December 31, 2026. On or after January 1, 2027, the Company will remit revenue interest payments at a rate up to 10.0% of annual net sales, and it will continue to make revenue interest payments to RTW until December 31, 2030. Concurrently, and in connection with the Amended Note Purchase Agreement (as defined below), the Revenue Interest Financing Agreement was amended pursuant to the Omnibus Amendment (the "RIFA Amendment") by and among the Company, Allurion Opco, Allurion Australia Pty Ltd, a proprietary limited company organized under the laws of Australia and a wholly-owned subsidiary of the Company, the Original RIFA Investors (as defined therein) and RTW, on April 14, 2024. The RIFA Amendment, among other things, increased the rate of interest payments for net sales less than or equal to $100 million prior to December 31, 2026 from 6% to 12% and increased the rate on net sales in less than or equal to $100 million on or after January 1, 2027 from 10% to 12%. Additionally, the Prepayment Amount was modified such that, prior to March 31, 2026, the Company is entitled to settle the Revenue Interest Financing for a prepayment amount that would allow the investors to yield a 20% internal rate of return.

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

In connection with the Company entering in the Revenue Interest Financing, the Company and RTW entered into the RTW side letter, as subsequently amended and restated on May 2, 2023 (the "Amended and Restated RTW Side Letter") under which RTW may elect to convert up to $7.5 million of its initial PIPE (as defined in Note 3, Business Combination below) subscription into an additional revenue interest financing by forfeiting a number of shares of Allurion Common Stock acquired by the PIPE subscription (the "PIPE Conversion Option"). The Company accounts for the PIPE Conversion Option as a freestanding financial instrument that qualifies for derivative liability accounting in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). The PIPE Conversion Option is initially measured at its fair value within Other liabilities on the consolidated balance sheets with corresponding recognition of expense at inception as there is no right received by the Company that meets the definition of an asset and the transaction did not involve a distribution or a dividend. Subsequent changes in fair value of the derivative liability are recognized as a gain or loss as a component of Other (expense) income in the consolidated statements of operations.

On October 22, 2024, funds affiliated with RTW provided notice to the Company of their election under the Amended and Restated RTW Side Letter, to surrender 30,000 shares of Common Stock of the Company representing $7.5 million in consideration for an additional Revenue Interest Financing Agreement. Accordingly, on October 30, 2024, the Company and the funds affiliated with RTW entered into the additional Revenue Interest Financing Agreement (the “New RIFA”). The New RIFA has substantially identical terms and conditions as the RIFA Amendment, except that the amount of financing provided under the New RIFA is equal to the conversion amount of $7.5 million. The Company accounts for the New RIFA under the fair value option elections of ASC 825.

RTW Convertible Notes

The Company accounted for the RTW Convertible Notes (defined below) under the FVO election of ASC 825. The RTW Convertible Notes accounted for under the FVO election was a debt host financial instrument containing embedded features wherein the entire financial instrument was initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in the estimated fair value of the RTW Convertible Notes were recorded as a component of Other income (expense) in the consolidated statements of operations. A portion of the estimated change in fair value must be reported in other comprehensive loss to the extent that it is attributable to instrument-specific credit risk. As a result of electing the FVO, direct costs and fees related to the RTW Convertible Notes were expensed as incurred.

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

The following table summarizes activity in the allowance for doubtful accounts:

	Year Ended December 31,
	2024	2023
Balance at beginning of period	$(12,671)	$(741)
Provision for uncollectible accounts	(1,343)	(12,675)
Uncollectible accounts written off	7,313	745
Balance at end of period	$(6,701)	$(12,671)

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

The Company recognizes revenue at the transaction price, which reflects the consideration it believes it is entitled to receive. Transaction price includes estimates of variable consideration for promotions and prompt pay discounts, which are recorded as a reduction of transaction price in the period the related product revenue is recognized. The Company may also make payments to customers for marketing programs. Payments to customers for a distinct good or service that reasonably estimate the fair value of the distinct benefit received, such as marketing programs, are recorded as a marketing expense on the consolidated statement of operations and comprehensive loss. Shipping and logistics costs inclusive of these payments to customers and other costs included in sales and marketing expense for the years ended December 31, 2024 and 2023 were $0.9 million and $3.3 million, respectively.

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

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expenses are included in sales and marketing operating expenses. Advertising and marketing costs for the years ended December 31, 2024 and 2023 were $4.9 million and $10.8 million, respectively.

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

The Company determines whether a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more likely than not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. As of December 31, 2024 and 2023, the Company has not identified any uncertain tax positions for which reserves would be required.

Net Loss Per Share

The Company applies the two-class method to compute basic and diluted net loss per share attributable to common stockholders, when shares meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all income (loss) for the period had been distributed. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2024 and 2023.

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

Mezzanine Equity

Mezzanine equity represents the Series A Preferred Stock (defined below) issued by the Company. The shares of Series A Preferred Stock are redeemable at a determinable price on a fixed date, which results in mezzanine equity classification (outside of permanent equity) on the Company’s consolidated balance sheet. Refer to Note 12, Redeemable Convertible Preferred Stock and Stockholder's Deficit, for additional information regarding the Series A Preferred Stock. On December 19, 2024 the shares Series A Preferred Stock were converted into shares of Common Stock following the Series A Stockholder Approval (defined below). As of December 31, 2024 no shares of preferred stock are outstanding.

Comprehensive Loss

For the years ended December 31, 2024 and 2023, comprehensive loss consists of net loss and other comprehensive loss, which includes changes in the fair value attributable to instrument-specific credit risk related to the Revenue Interest Financing with RTW and the RTW Convertible Notes.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity’s Own Equity, which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. The Company adopted ASU 2020-06 effective January 1, 2024 under the modified retrospective method of transition approach. The adoption of ASU 2020-06 did not have an impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis. The Company adopted ASU 2023-07 effective January 1, 2024 under the retrospective method. We have disclosed significant segment expenses, other segment items, and our measure of segment profit or loss in Note 17, Segment Information.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

Upon the closing of the Business Combination, (a) holders of Legacy Allurion common stock received shares of Allurion Common Stock in an amount determined by application of the Exchange Ratio of approximately 0.9780, (the Exchange Ratio established in the Business Combination is prior to the Reverse Stock Split and did not change as a result of the Reverse Stock Split) (b) each then-outstanding share of Legacy Allurion preferred stock was converted into the right to receive shares of Allurion Common Stock equal to the number of shares of Legacy Allurion common stock that would be issued upon conversion of such outstanding share of Legacy Allurion preferred stock based on the applicable conversion ratio multiplied by the Exchange Ratio, (c) each then-outstanding and unexercised Legacy Allurion option was converted into a new Allurion option on the same terms and conditions as were applicable to such Legacy Allurion option based on the Exchange Ratio, (d) each then-outstanding Legacy Allurion warrant was converted into a new Allurion warrant based on the Exchange Ratio ("Rollover Warrant"), (e) each then-outstanding Legacy Allurion restricted stock unit was converted into a rollover restricted stock unit based on the Exchange Ratio, and (f) certain amounts of loans made by Compute Health Sponsor LLC (the "Sponsor") to CPUH, which balance was $3.7 million at the time of the Business Combination, were converted into 21,023 shares of Allurion Common Stock. For periods prior to the Business Combination, the reported share and per share amounts have been retroactively converted by applying the Exchange Ratio. The consolidated assets, liabilities, and results of operations prior to the Business Combination are those of Legacy Allurion.

Further, upon the closing of the Business Combination and after giving effect to the Reverse Stock Split, each then-outstanding share of Compute Health Class A common stock was canceled and extinguished and was converted into the right to receive 1.420455 shares of Allurion Common Stock. Additionally, the Company assumed 13,206,922 outstanding public warrants to purchase an aggregate 750,394 shares of Allurion Common Stock at $202.50 per share.

In connection with the Business Combination, the Company incurred approximately $22.7 million of transaction costs, consisting of legal and other professional fees, of which $15.2 million was recorded to additional paid-in capital as a reduction of proceeds, $2.5 million was recorded as debt issuance costs in connection with the Fortress Term Loan (as defined below), and $5.0 million was recorded as an expense in general and administrative expenses on the consolidated statement of operations and comprehensive loss. Of the $5.0 million recorded as general and administrative expenses, $3.6 million relates to a one-time insurance payment related to any potential matters that might arise from the period prior to the Business Combination, and as such is not capitalized as an asset. An additional $1.2 million relates to direct costs and fees incurred as part of the Revenue Interest Financing with RTW (as defined below).

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

The number of shares of Allurion Common Stock outstanding immediately following the consummation of the Business Combination and after giving effect to the Reverse Stock Split was as follows:

Common Stock
Legacy Allurion Equityholders (1)	1,115,896
CPUH Stockholders (2)	206,628
Shares Issued to PIPE Investors (2)	215,468
Shares issued to RTW and Fortress (3)	76,000
Shares issued to convertible note holders	132,049
CPUH Sponsor Shares (2)	130,509
Side Letter Termination Shares (3)	15,508
Total shares of Common Stock immediately after Business Combination	1,892,058

(1)
Consists of Legacy Allurion common stock and Legacy Allurion preferred stockholders, plus the issuance of common stock in connection with the vesting of RSUs at closing, less the Gaur Contributed Shares (as defined below).
(2)
The CPUH Stockholders shares, PIPE shares, and CPUH Sponsor shares are presented combined within the consolidated statements of stockholders deficit on the "Reverse recapitalization, net of transaction costs" line, which is less the Gaur Contributed Shares (as defined below).
(3)
The shares issued to RTW and Fortress and the Side Letter Termination shares are presented combined within the consolidated statements of stockholders deficit on the "Derecognition of liabilities associated with the Backstop Shares, Hunter shares, and additional RTW and Fortress shares and issuance of related shares" line.

PIPE Investment

In connection with the execution of the Business Combination Agreement, Allurion and Compute Health entered into subscription agreements, each dated February 9, 2023, with certain accredited investors and qualified institutional buyers (the “PIPE Investors”), pursuant to which, upon the terms and subject to the conditions set forth therein, the PIPE Investors, among other things, purchased an aggregate of 215,468 shares of Allurion Common Stock at a purchase price of $176.00 per share (other than as set forth in the Amended and Restated RTW Side Letter, as defined below), for an aggregate purchase price of $37.9 million, following the CPUH Merger Effective Time (the "PIPE Investment").

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

On May 2, 2023, the parties amended and restated the RTW Side Letter (as amended, the "Amended and Restated RTW Side Letter"), in connection with the Backstop Agreement (defined below), pursuant to which, among other things, Allurion issued 10,000 shares of Allurion Common Stock to RTW immediately prior to the Intermediate Merger Effective Time.

On October 22, 2024, funds affiliated with RTW provided notice to the Company of their election under the Amended and Restated RTW Side Letter, to surrender 30,000 shares of Common Stock of the Company representing $7.5 million in consideration for the New RIFA (as defined below). Refer to Note 9, Revenue Interesting Financing, Side Letter, and PIPE Conversion Option, below for further discussion on the RTW conversion.

Fortress Credit Agreement

In connection with the closing of the Business Combination, the Company entered into a term loan facility (the “Fortress Term Loan”) pursuant to a Credit Agreement and Guaranty, dated as of August 1, 2023 (the “Fortress Credit Agreement”), with Fortress Credit Corp. (“Fortress”), as administrative agent for the lenders party thereto from time to time (the “Lenders”). Under the terms of the Fortress Term Loan, we borrowed $60.0 million, which was used to repay the outstanding principal, accrued and unpaid interest, and other obligations with respect to the 2021 Term Loan (as defined below). Additionally, per the terms of the Fortress Term Loan and Backstop Agreement (as defined below), Allurion issued an aggregate of 38,000 shares of Allurion Common Stock to an affiliate of Fortress pursuant to a subscription agreement between Allurion and such affiliate. Refer to Note 8, Debt for further discussion on the Fortress Term Loan.

Backstop Agreement

On May 2, 2023, CFIP2 ALLE LLC, an affiliate of Fortress Credit Corp., and RTW (collectively, the “Backstop Purchasers”), Legacy Allurion, Allurion and Hunter Ventures Limited (“HVL”) entered into the backstop agreement (the “Backstop Agreement”). Pursuant to the Backstop Agreement, immediately prior to the Intermediate Merger Closing, (a) each Backstop Purchaser purchased $2 million of the aggregate principal amount outstanding of HVL's Legacy Allurion convertible note issued in February 2023, (b) Allurion canceled the existing HVL Legacy Allurion Convertible Note and issued a new Allurion Convertible Note to HVL for the remaining balance together with all unpaid interest accrued since the date of issuance thereof, (c) Allurion issued new Allurion Convertible Notes to each Backstop Purchaser with an issuance date of August 1, 2023 and an original principal amount of $2 million each and (d) Allurion issued 28,000 shares of Allurion Common Stock to each Backstop Purchaser. Refer to Note 8, Debt for further discussion around the Backstop Agreement.

HVL Termination Agreement

On May 2, 2023, HVL and Legacy Allurion entered into a letter agreement (the “HVL Termination Agreement”), terminating the side letter agreement entered into between Legacy Allurion and HVL in connection with the issuance of HVL’s Legacy Allurion convertible note on February 15, 2023. Pursuant to the HVL Termination Agreement, among other things, at the closing of the Business Combination, upon the terms and subject to the conditions set forth therein, Allurion issued to HVL 15,508 shares of Allurion Common Stock. Refer to Note 8, Debt for further discussion regarding the HVL Termination Agreement.

Gaur Contribution Agreement

On May 2, 2023, Shantanu K. Gaur and Neha Gaur, trustees of The Shantanu K. Gaur Revocable Trust of 2021 (the “Gaur Trust”) and Allurion entered into a contribution agreement (the “Gaur Contribution Agreement”), pursuant to which, among other things, upon the terms and subject to the conditions set forth therein, the Gaur Trust contributed to Allurion, as a contribution of capital, 3,170 shares of Allurion Common Stock (the “Gaur Trust Contributed Shares”). The Gaur Trust’s contribution of the Gaur Trust Contributed Shares was effective immediately following the consummation of the Business Combination and the issuance of shares of Allurion Common Stock to the Gaur Trust pursuant to the terms of the Business Combination Agreement.

RSU Forfeiture Agreement

On May 2, 2023, Krishna Gupta, a member of the Company's Board of Directors (the “Board” or “Board of Directors”), entered into a letter agreement with Legacy Allurion (the “RSU Forfeiture Agreement”), pursuant to which, among other things, upon the terms and subject to the conditions set forth therein, Mr. Gupta agreed to forfeit 3,170 restricted stock units of Allurion (the “Forfeited RSUs”). The Forfeited RSUs were terminated and canceled without consideration therefor immediately following the closing of the Business Combination Agreement.

Sponsor Contribution Agreement

On May 2, 2023, the Sponsor and Compute Health entered into a letter agreement (the "Sponsor Contribution Agreement") pursuant to which, among other things, upon the terms and subject to the conditions set forth therein, the Sponsor agreed to contribute to Compute Health, as a contribution of capital, 161,379 shares of Compute Health Class A Common Stock (“Sponsor Contributed Shares”), prior to giving effect to the Reverse Stock Split. The Sponsor’s contribution of the Sponsor Contributed Shares was made immediately following the CPUH Recapitalization (defined below) and immediately prior to the CPUH Merger Effective Time.

Sponsor Support Agreement

On February 9, 2023, Allurion entered into a support agreement (the "Sponsor Support Agreement"), pursuant to which immediately prior to the CPUH Merger Effective time, (a) the Sponsor recapitalized each of the Sponsor’s 21,442,500 shares of Compute Health Class B Common Stock, and all 12,833,333 of the Sponsor’s warrants to purchase shares of Class A Common Stock, into 2,088,327 shares of Compute Health Class A Common Stock and (b) the additional Class B Holders set forth on Schedule I of the Sponsor Support Agreement recapitalized his or her 30,000 shares of Compute Health Class B Common Stock into 21,120 shares of Compute Health Class A Common Stock (the "CPUH Recapitalization"). Subsequently, at the CPUH Merger Effective Time, each such share of Compute Health Class A Common Stock was converted into shares of Allurion Common Stock at an exchange ratio of 1.420455 (the "CPUH Exchange Ratio"), prior to giving effect to the Reverse Stock Split.

Conversion of Convertible Notes

In connection with the closing of the Business Combination, outstanding Legacy Allurion Convertible Notes with an aggregate principal amount together with accrued but unpaid interest of approximately $21.8 million were converted into 132,049 shares of Allurion Common Stock with a corresponding recognition of additional paid-in capital ("APIC") of $25.6 million provided for under the terms of such Legacy Allurion Convertible Notes, and are no longer outstanding. Refer to Note 8, Debt for further information on the Company's convertible notes.

Public Warrants and Warrant Amendment

In connection with the closing of the Business Combination, the Company assumed 13,206,922 outstanding public warrants (the "Public Warrants") to purchase an aggregate 750,394 shares of Allurion Common Stock at $202.50 per share following the Warrant Amendment (defined below). The total value of the liability associated with the Public Warrants was $13.8 million measured at fair value based on the public warrant quoted price. The Company concluded the warrants met the definition of a liability based on the settlement provision that allows the warrant holders to net-share settle their warrants in the event of a failed registration statement within 60 days of the Business Combination or any time a registration is not effective. As such, they have been classified as a liability on the balance sheet. See Note 12, Redeemable Convertible Preferred Stock and Stockholders Deficit and Note 10, Fair Value Measurements for further information on the Public Warrants and Warrant Amendment.

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

4.
Revenue

Revenue by geographic region is based on the country in which our customer is domiciled and is summarized by geographic area as follows (in thousands):

	Year Ended December 31,
	2024	2023
Spain	$4,008	$4,618
France	2,490	5,569
Turkey	1,573	5,494
All other countries	24,039	37,786
Total Revenues	$32,110	$53,467

There is currently no revenue generated in the United States from sales of the Allurion Balloon. For the year ended December 31, 2024, $10.2 million of revenue was generated in five countries included within All other countries in the table above, representing approximately 32% of Total Revenues, with each country responsible for approximately 4%-8% of the total. The remaining revenue was generated by sales in 52 other countries included within All other countries. For the year ended December 31, 2023, $16.0 million of revenue was generated in five countries included within All other countries, representing approximately 30% of Total Revenues, with each country responsible for approximately 5%-9% of the total. Remaining revenue was generated by sales in 55 other countries included within All other countries.

5.
Inventory

Inventory consists of the following (in thousands):

	December 31,
	2024	2023
Finished goods	$1,789	$3,427
Work in progress	763	967
Raw materials	848	1,777
Total Inventory	$3,400	$6,171

Inventory is stated net of $1.6 million and less than $0.1 million for the provision of excess and obsolete inventory as of December 31, 2024 and 2023, respectively.

6.
Property and Equipment, net

Property and equipment consist of the following (in thousands):

		December 31,
	Estimates Useful Life (in Years)	2024	2023
Computers and purchased software	3	$618	$618
Leasehold improvements	Shorter of useful life or lease term	1,943	1,943
Furniture and fixtures	5	291	291
Machinery and equipment	3-5	3,960	2,893
Property and equipment—at cost		6,812	5,745
Less accumulated depreciation and amortization		(4,357)	(3,559)
Construction in progress		14	1,195
Property and equipment—net		$2,469	$3,381

Depreciation expense was $1.0 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively, recorded as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cost of revenue	$553	$367
Research and development	235	179
General and administrative	116	138
Sales and marketing	93	62
Total depreciation and amortization expense	$997	$746

7.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Marketing reimbursement	$821	$2,834
Accrued compensation	1,046	1,687
Accrued clinical trials and R&D	—	3,694
Accrued selling and marketing	91	1,110
Accrued professional fees	1,164	1,505
Accrued warranty	14	44
Accrued restructuring	3,165	655
Other accrued expenses	5,121	3,966
Total accrued expenses and other current liabilities	$11,422	$15,495

In December 2023, the Company's management approved and initiated plans to reduce its cost structure. The Company recorded less than $0.1 million of restructuring charges, and paid $0.7 million of restructuring charges during the year ended December 31, 2024 related to the December 2023 action. Substantially all of the charges represented the severance cost of terminated employees, and are included in cost of revenue and operating expenses in the statement of operations. The following table rolls forward the activity in the restructuring accrual for the December 2023 action for the year ended December 31, 2024:

Accrual at December 31, 2023	$655
Additional restructuring and related costs	19
Cash payments	(674)
Accrual at December 31, 2024	$—

In December 2024, the Company's management approved and initiated plans to reduce its cost structure. The Company recorded $3.9 million of restructuring charges, and paid $1.5 million of restructuring charges during the year ended December

31, 2024 related to this restructuring plan. The restructuring plan initiated during the year ended December 31, 2024 is expected to the be completed during the first half of 2025. Substantially all of the charge represent the severance cost of terminated employees, and are included in cost of revenue and operating expenses in the statement of operations. The following table rolls forward the activity in the restructuring accrual for the November 2024 action for the year ended December 31, 2024:

Accrual at December 31, 2023	$—
Restructuring charges and related costs	3,953
Cash payments	(788)
Accrual at December 31, 2024	$3,165

8.
Debt

The components of the Company’s third-party debt consisted of the following (in thousands):

	December 31,
	2024	2023
Fortress Term Loan	$—	$43,100
RTW Convertible Notes	50,069	—
Total principal amounts of debt	50,069	43,100
Change in fair value	(14,359)	—
Plus: Accretion	—	148
Less: current portion of long-term debt, net of discounts	—	(38,643)
Less: unamortized deferred financing costs and debt discounts	—	(4,605)
Long-term debt, net of current portion and discounts	$35,710	$—

As of December 31, 2023 the fair value for the Company’s Fortress Term Loan approximated the respective carrying amounts.

Term Loans

2021 Term Loan

In March 2021, the Company entered into a loan and security agreement (as amended, the “2021 Term Loan” and the “2021 Term Loan Agreement”) with Runway Growth Credit Fund, Inc. (“Runway”) that provided for borrowings up to $25.0 million.

In December 2021, the 2021 Term Loan Agreement was amended (the “Amendment”) to extend the maturity date of the 2021 Term Loan to December 30, 2025 and provide for an additional $20.0 million of borrowings. In December 2021, the Company issued warrants exercisable for 132,979 shares of Legacy Allurion Series C preferred stock as consideration for the Amendment and the draw down related to the 2021 Term Loan Agreement. The fair value of these warrants was determined to be $0.3 million upon issuance and are classified as a warrant liability on the consolidated balance sheet as of December 31, 2024 and 2023 (see Note 10, Fair Value Measurements). Upon the closing of the Business Combination and after giving effect to the Reverse Stock Split, these warrants were converted into warrants exercisable for 5,203 shares of Allurion Common Stock.

In June 2022, the 2021 Term Loan Agreement was amended to revise definitional terms for certain milestone events, the final payment amount and certain financial covenants. In September 2022, the 2021 Term Loan Agreement was further amended to, among other things, increase additional borrowing up to $15.0 million.

During June through December of 2022, the Company drew an additional $30.0 million of the 2021 Term Loan and warrants exercisable for 88,440 shares of Series D-1 preferred stock were issued. The fair value of these warrants was determined to be $0.8 million upon issuance and are classified as a warrant liability on the consolidated balance sheets as of December 31, 2024 and 2023 (see Note 10, Fair Value Measurements). Upon the closing of the Business Combination and after giving effect to the Reverse Stock Split, the warrants exercisable for 88,440 shares of Series D-1 preferred stock were converted into warrants exercisable for 3,620 shares of Allurion Common Stock.

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

Interest expense for the year ended December 31, 2023 related to the 2021 Term Loan was $5.0 million, consisting of $4.7 million of contractual interest, $0.1 million amortization of debt discount, $0.1 million amortization of the warrant, and $0.1 million of term loan accretion.

Fortress Term Loan

On August 1, 2023, the Company entered into the Fortress Term Loan pursuant to the Fortress Credit Agreement with Fortress that provided gross proceeds of $60 million. The Fortress Term Loan has a maturity date of June 30, 2027 and accrues interest per annum at a rate of 6.44% plus the greater of (i) the Wall Street Journal Prime Rate and (ii) 3.0%, which interest is payable in arrears on a monthly basis. An exit payment equal to 3.0% of the Fortress Term Loan (the "Exit Fee") is due upon prepayment or the maturity date of the Fortress Term Loan, in addition to any early prepayment fee. The Exit Fee is treated as additional interest expense and is accreted over the life of the loan using the effective interest method. Proceeds of the Fortress Term Loan were used, in part, to repay all amounts outstanding under the 2021 Term Loan. In connection with the issuance of the Fortress Term Loan, the Company paid issuance costs of $2.5 million, which were recorded as a debt discount and were amortized over the remaining life of the loan.

On December 29, 2023, the Company entered into an amendment to the Fortress Credit Agreement (the "Fortress Amendment"). The Fortress Amendment waived the December 31, 2023 minimum revenue covenant under the Fortress Credit Agreement and modified the minimum liquidity covenant by increasing the minimum liquidity amount from $12.5 million to $33.5 million until March 31, 2024, $23.5 million from April 1, 2024 to June 30, 2024, $16.9 million from July 1, 2024 to September 30, 2024 and $12.5 million on October 1, 2024 and thereafter. The Fortress Amendment also provided that at any time after March 31, 2024, each lender will have the right to convert a portion of the outstanding principal amount, not to exceed the lender's proportionate share of a maximum of $20.0 million in aggregate outstanding principal amount, into shares of Common Stock of the Company at a conversion price based on the 30-day volume weighted average price ("VWAP") of the Common Stock on the NYSE ending on the trading day immediately preceding the date of exercise of the lender's conversion right (the "Fortress Conversion Option"). As part of the Fortress Amendment, the Company prepaid $20.0 million of the principal outstanding under the Fortress Credit Agreement. Additionally, $3.1 million of fees were incurred and considered paid-in-kind and capitalized as an additional debt discount and added to the outstanding principal amount of the loans under the Fortress Amendment. The fees will be amortized through interest expense over the remaining life of the loan. The Fortress Amendment was accounted for as a modification under ASC 470, Debt. In connection with the modification and related prepayment, the Company wrote off $0.8 million of the unamortized debt issuance costs which was recorded within interest expense on the consolidated statement of operations for the year ended December 31, 2023.

The Company assessed the terms and features of the Fortress Credit Agreement in order to identify any potential embedded features that would require bifurcation or any beneficial conversion features. The terms and features assessed include, under certain circumstances, a default interest rate of 3% which will apply to all outstanding obligations during the occurrence and continuance of an event of default. The Company concluded that this feature is not clearly and closely related to the host instrument and represents an embedded derivative (the "Term Loan Derivative Liability") that is required to be re-remeasured at fair value on a quarterly basis. At the inception of the Fortress Term Loan, the fair value of the embedded derivative was determined to be immaterial. The fair value of the Term Loan Derivative Liability was $1.9 million as of December 31, 2023, with a corresponding recognition of Other income (expense), net in the consolidated statement of operations. The Term Loan Derivative Liability was fair valued to zero in connection with the repayment of the Fortress Term Loan, with a corresponding $2.0 million gain recorded in other income (expense), net in the consolidated statement of operations for the year ended December 31, 2024.

On April 16, 2024, the Company repaid all outstanding obligations under the Fortress Term Loan with proceeds from the Amended Note Purchase Agreement (as defined below) with RTW. The total payoff amount was $48.0 million, consisting of $43.1 million repayment of principal, a $2.7 million prepayment fee, a $1.3 million exit fee, $0.6 million of other fees paid directly to Fortress, and $0.3 million of accrued interest. The Company recorded an $8.7 million loss on extinguishment of debt in connection with the Fortress Term Loan repayment in the consolidated statement of operations for year ended December 31, 2024.

Interest expense for the year ended December 31, 2024 related to the Fortress Term Loan was $2.3 million, consisting of $1.9 million of contractual interest, $0.3 million amortization of the debt discount, and term loan accretion of $0.1 million. Interest expense from August 1, 2023 through December 31, 2023 related to the Fortress Term Loan was $4.1 million, consisting of $3.8 million of contractual interest, $0.2 million amortization of the debt discount, and term loan accretion of $0.1 million. The average interest rate through April 16, 2024 was 14.94%.

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

Interest expense for the year ended December 31, 2023 related to the 2021 Convertible Notes was $0.1 million, consisting entirely of contractual interest. Interest expense related to the 2021 Convertible Notes is recorded within Interest expense on the consolidated statement of operations. On August 1, 2023, in connection with the closing of the Business Combination and after giving effect to the Reverse Stock Split, the outstanding 2021 Convertible Notes were converted into an aggregate 5,345 shares of Allurion Common Stock with a corresponding recognition of APIC of $2.2 million, and are no longer outstanding.

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

Interest expense for the year ended December 31, 2023 related to the 2022 Convertible Notes was less than $0.1 million, consisting entirely of contractual interest. Interest expense related to the 2022 Convertible Notes is recorded within Interest expense on the consolidated statement of operations. On August 1, 2023, in connection with the closing of the Business Combination and after giving effect to the Reverse Stock Split, the outstanding 2022 Convertible Notes were converted into an aggregate 3,329 shares of Allurion Common Stock with a corresponding recognition of APIC of $1.2 million, and are no longer outstanding.

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

Additionally, the 2023 Convertible Notes provided that, effective upon the closing of a qualified financing, holders of the 2023 Convertible Notes could optionally accelerate repayment of the principal and interest of the 2023 Convertible Notes or convert all of the outstanding principal and interest into shares of Legacy Allurion common stock or shares of the same class or series of capital stock issued in the qualified financing equal to the balance of the 2023 Convertible Notes on the date of conversion divided by the greater of the capped price or the discounted price. The capped price is calculated by dividing $260.0 million by the fully diluted capitalization of the Company immediately prior to the conversion of the 2023 Convertible Notes, and the discounted price is calculated as 85% of the cash price of the same class or series of capital stock issued in the qualified financing. The 2023 Convertible Notes were accounted for under the FVO election as the notes contain embedded derivatives including the automatic conversion upon a deSPAC transaction prior to the deSPAC deadline, voluntary conversion upon a qualified financing, automatic repayment upon a sale event, and conversion rate adjustment, which would require bifurcation and separate accounting. These convertible notes are initially measured at their issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

Interest expense for the year ended December 31, 2023 related to the 2023 Convertible Notes was $0.5 million, consisting entirely of contractual interest. Interest expense related to the 2023 Convertible Notes is recorded within Interest expense on the consolidated statement of operations.

On May 2, 2023 the Company entered into termination agreements (the “Termination Agreements”) with respect to side letters entered into with certain holders of the 2023 Convertible Notes. With respect to the Termination Agreement with HVL, the Company had the right to prepay, in one or more transactions, all or a portion of the outstanding principal amount, plus accrued interest, under the 2023 Convertible Note (the “HVL Bridge Note”), including by way of (a) a $2.0 million payment in cash by the Company to HVL on May 2, 2023, $1.5 million of which is deemed a prepayment penalty and recorded as other expense on the income statement, with the remaining $0.5 million recorded as a reduction of the principal amount, (b) immediately prior to the consummation of the transactions contemplated by the Business Combination Agreement, an additional payment of at least $6.0 million, up to the then-outstanding principal amount, plus accrued interest, under the HVL Bridge Note by way of (i) payment in cash by the Company and/or (ii) the sale and transfer of all or any portion of the HVL Bridge Note, equivalent in value to the portion of the additional payment to be repaid pursuant to this clause (b)(ii), to any person or persons designated in writing by the Company. The Termination Agreements were accounted for as a modification of debt and the modified convertible notes continued to be accounted for under the FVO with any change in fair value recognized in other expense on the income statement.

In addition, under the Termination Agreement executed with HVL, the Company agreed to issue to HVL a number of shares of Allurion Common Stock (“PubCo Additional Shares”) equal to (a) the outstanding principal and accrued interest under the HVL Bridge Note immediately prior to the consummation of the transactions contemplated by the Business Combination Agreement (after giving effect to the payment of the repayments) divided by $125.00, plus (b) 12,000 shares of Allurion Common Stock. The PubCo Additional Shares were accounted for as a freestanding financing liability. The liability for the PubCo Additional Shares was initially measured at its issue-date estimated fair value and subsequently remeasured at fair value at each reporting period with changes in fair value reflected in earnings until the PubCo Additional Shares were issued. A $3.4 million liability was recorded at issuance for the PubCo Additional Shares as Other liabilities on the consolidated balance sheet. On August 1, 2023, upon closing of the Business Combination and after giving effect to the Reverse Stock Split, HVL was issued 15,508 PubCo Additional Shares with a corresponding recognition of APIC of $2.7 million, and the liability is no longer outstanding.

Further on May 2, 2023, RTW and Fortress as the Backstop Purchasers entered into the Backstop Agreement with the Company, Legacy Allurion and HVL. Pursuant to the Backstop Agreement, each Backstop Purchaser agreed that to the extent any HVL Bridge Notes remain outstanding prior to the consummation of the Business Combination, such Backstop Purchaser would, at the closing of the Business Combination, purchase up to $2.0 million of the HVL Bridge Notes from HVL in exchange for shares of Allurion Common Stock (the “Base PubCo Shares”, “Backstop Shares” and “Conditional Additional PubCo Shares”). The Base PubCo Shares and Backstop Shares were accounted for as a freestanding financing liability. The Base PubCo Shares and Backstop Shares liability was initially measured at its issue-date estimated fair value and subsequently remeasured at fair value at each reporting period with changes in fair value reflected in earnings until the Base PubCo Shares and Backstop Shares were issued. A $3.3 million liability was recorded at issuance for the Base PubCo Shares and Backstop Shares liability as Other liabilities on the consolidated balance sheet. On August 1, 2023, upon closing of the Business Combination and after giving effect to the Reverse Stock Split, per the terms of the Fortress Term Loan, the Amended and Restated RTW Side Letter and the Backstop Agreement, the Backstop Purchasers were each issued 38,000 shares of Allurion Common Stock with a corresponding recognition of APIC of $13.4 million, and the liability is no longer outstanding.

On August 1, 2023, immediately prior to the closing of the Business Combination and after giving effect to the Reverse Stock Split, the Company repaid $6.3 million of the HVL Bridge Note, leaving a principal balance of $6.3 million. Each Backstop Purchaser then purchased $2.0 million principal amount of the outstanding portion of the HVL Bridge Note, Allurion canceled the existing HVL Bridge Note and issued a new convertible note to HVL for the remaining balance together with all unpaid interest accrued since the date of issuance of $2.7 million, Allurion issued convertible notes to each Backstop Purchaser with an issuance date of the Closing Date (August 1, 2023) and an original principal amount of $2.0 million each, and Allurion issued 28,000 shares of Allurion Common Stock to each Backstop Purchaser. Additionally, the outstanding 2023 Convertible Notes were converted into an aggregate 123,376 shares of Allurion Common Stock with a corresponding recognition of APIC of $22.2 million, and are no longer outstanding.

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

Pursuant to the Amended Note Purchase Agreement, the Company issued and sold $48.0 million of convertible senior secured notes (the "RTW Convertible Notes"). The RTW Convertible Notes bear interest at an annual rate of 6%, which interest is paid quarterly in cash or, at the Company's option, in kind for the first three years. The RTW Convertible Notes will mature on April 16, 2031 unless previously converted pursuant to the terms of the Amended Note Purchase Agreement. The RTW Convertible Notes are convertible into shares of Allurion Common Stock, at a Purchaser’s election at any time after the earliest of (i) the date on which Stockholder Approval (as defined below) is obtained, (ii) December 31, 2025, (iii) the date of a Fundamental Change Company Notice (as defined in the Amended Note Purchase Agreement), and (iv) the Make-Whole Fundamental Change Effective Date (as defined in the Amended Note Purchase Agreement), subject to certain terms and limitations in the Amended Note Purchase Agreement, based on a conversion rate of 24.6920 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $40.50 per share, which represents a 35% premium to the lowest price per share in an equity financing for capital raising purposes ending on the date on which the Company has raised aggregate gross offering proceeds of at least $15,000,000 (the “Next Equity Financing”). On July 1, 2024, we consummated the Public Offering, as described elsewhere in this Annual Report on Form 10-K, which constituted a Next Equity Financing. The Amended Note Purchase Agreement provides that unless and until requisite approval of the Company’s stockholders is obtained (“Stockholder Approval”), the Company will not deliver Allurion Common Stock upon conversion of the RTW Convertible Notes in excess of 1% of the number of shares of Allurion Common Stock outstanding as of April 14, 2024.

The RTW Convertible Notes are accounted for under the FVO election as the notes contain embedded derivatives, including the conversion upon Stockholder Approval, the conversion upon a Fundamental Change Company Notice, the conversion upon a Make-Whole Fundamental Change, redemption upon the event of default, and redemption upon a Fundamental Change, which would require bifurcation and separate accounting. The RTW Convertible Notes were initially measured at their issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The fair value of the RTW Convertible Notes at issuance was $49.1 million, with a corresponding $1.1 million loss recognized in Other income (expense), net in the consolidated statement of operations. In connection with the issuance of the RTW Convertible Notes and RIFA Amendment (as defined below), we incurred $1.4 million in issuance costs, which were directly expensed through general and administrative expense due to the FVO election of the RTW Convertible Notes and Revenue Interest Financing.

For the year ended December 31, 2024, the Company recorded gains of $8.7 million and $4.7 million through the consolidated statements of operations and other comprehensive income (loss), respectively.

The Amended Note Purchase Agreement contains financial maintenance covenants, which require (i) the Company maintain not less than $12.5 million in unrestricted cash in controlled accounts in the U.S. at all times, (ii) the Company to receive minimum trailing twelve-month consolidated revenue at amounts designated in the Amended Note Purchase Agreement, tested quarterly beginning with the twelve-month period ending March 31, 2025, and (iii) the Company's and its subsidiaries’ consolidated business operations outside the United States to be profitable for the trailing three-month period, tested quarterly beginning with the three-month period ending December 31, 2025. The Company is in compliance with the covenants in the Amended Note Purchase Agreement as of December 31, 2024.

The Company elected paid in kind interest for the year ended December 31, 2024 related to the RTW Convertible Notes.

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

The Revenue Interest Financing is accounted for under the FVO election as the Revenue Interest Financing contains embedded derivatives, including the requirements to settle the Revenue Interest Financing prior to maturity upon the occurrence of certain contingent events and our ability to prepay the Revenue Interest Financing, which would require bifurcation and separate accounting. The Revenue Interest Financing is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in fair value are recorded as a component of Other income (expense) in the consolidated statements of operations. A portion of the estimated change in fair value must be reported in other comprehensive loss to the extent that it is attributable to instrument-specific credit risk. In connection with the issuance of the Investment Amount, we paid $1.2 million in issuance costs in August 2023, which were directly expensed through general and administrative expenses due to the FVO election. As of December 31, 2024 the Company has made $4.2 million in royalty payments to RTW. Refer to FN 10, Fair Value Measurements, for additional information regarding the changes in fair value of the Revenue Interest Financing.

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

In connection with the Company entering into the Revenue Interest Financing, if, at any time beginning 12 months and ending 24 months following the closing of the Mergers, the VWAP per share of Allurion Common Stock is less than $176.00 for the average of 20 trading days within any 30 trading day period (“Stock Price Drop”); and the absolute value of the percentage decrease of such Stock Price Drop measured from a reference price of $250.00 per share of Allurion Common Stock is greater than the absolute value of the percentage decrease in the VWAP of a comparable publicly traded peer index as defined in the Amended and Restated RTW Side Letter over the same time period, then RTW may elect to convert up to $7.5 million of its initial PIPE subscription into additional revenue interest financing to be added to the Investment Amount by forfeiting a number of shares of Allurion Common Stock acquired in the PIPE subscription. The PIPE Conversion Option is accounted for as a derivative under ASC 815. The PIPE Conversion Option was initially measured at its issue-date estimated fair value of $3.3 million within Other liabilities on the consolidated balance sheet with corresponding recognition of expense at inception as there is no right received by the Company that meets the definition of an asset and the transaction did not involve a distribution or a dividend. The PIPE Conversion Option was subsequently remeasured at its estimated fair value on a recurring basis at each reporting period date, with a gain or loss recognized within Other income (expense).

On October 22, 2024, funds affiliated with RTW provided notice to the Company of their election of the PIPE Conversion Option under the Amended and Restated RTW Side Letter, to surrender 30,000 shares of Common Stock of the Company representing $7.5 million in consideration for an additional Revenue Interest Financing Agreement. Accordingly, on October 30, 2024, the Company and the funds affiliated with RTW entered into the additional Revenue Interest Financing Agreement (the "New RIFA"). The New RIFA has substantially identical terms and conditions as the Revenue Interest Financing Agreement except that the amount of financing provided under the New RIFA is equal to the conversion amount of $7.5 million (the "Additional Investment Amount"). The Additional Investment Amount results in proportional increases to the minimum aggregate revenue interest payments described above.

The exercise of the PIPE Conversion Option was accounted for as a settlement of the derivative liability. As such, the PIPE Conversion Option was remeasured as of October 30, 2024 just prior to conversion, to $7.4 million. The PIPE Conversion Option was subsequently reclassified as an addition to the Revenue Interest Financing liability upon conversion into the New RIFA. The New RIFA was accounted for under the FVO election, similar to the Revenue Interest Financing. As such, the New RIFA, together with the Revenue Interest Financing was remeasured as of October 30, 2024, to $48.9 million. Additionally, to account for the 30,000 forfeited shares in connection with the exercise of the PIPE Conversion Option, the total shares were valued based on the October 30, 2024 closing share price of $18.25, resulting in a $0.5 million reduction to APIC. As of December 31, 2024, the fair value of the Revenue Interest Financing and New RIFA was $49.2 million.

For the year ended December 31, 2024, the Company recorded a $13.1 million loss and a $4.4 million gain on the Revenue Interest Financing through the consolidated statements of operations and other comprehensive income (loss), respectively. The change in fair value were recorded in the Changes in fair value of Revenue Interest Financing and PIPE Conversion Option in the consolidated statement of operations.

10.
Fair Value Measurements

The following tables present the fair value hierarchy for assets and liabilities that are measured at fair value at issuance date and on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

Fair Value Measurement as of December 31, 2024
	Total Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$11,992	$11,992	$—	$—
Total assets	$11,992	$11,992	$—	$—
Liabilities:
Legacy Allurion Common Stock Warrant Liabilities	$41	$—	$—	$41
Public Warrants	396	396	—	—
Public Offering Warrants	3,630	—	—	3,630
Private Placement Warrants	500	—	—	500
Revenue Interest Financing	49,200	—	—	49,200
Earn-out Liability	1,090	—	—	1,090
RTW Convertible Notes	35,710	—	—	35,710
Success Fee Derivative Liability	14	—	—	14
Total Liabilities	$90,581	$396	$—	$90,185

Fair Value Measurement as of December 31, 2023
	Total Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$30,582	$30,582	$—	$—
Total assets	$30,582	$30,582	$—	$—
Liabilities:
Legacy Allurion Common Stock Warrant Liability	$821	$—	$—	$821
Public Warrants	5,943	5,943	—	—
Revenue Interest Financing	36,200	—	—	36,200
PIPE Conversion Option	5,600	—	—	5,600
Earn-out Liability	23,990	—	—	23,990
Term Loan Derivative Liability	1,895	—	—	1,895
Success Fee Derivative Liability	14	—	—	14
Total Liabilities	$74,463	$5,943	$—	$68,520

Public Warrants

As a result of the Business Combination on August 1, 2023, the Company recorded a liability for Public Warrants to purchase the Company's Common Stock. The Public Warrants are traded on the NYSE and are recorded at fair value using the closing price as of December 31, 2024 of $0.03, which is a Level 1 input.

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

	Measurement Date	Interest Rate	Exercise Price	Estimated Fair Value of Underlying Share Price	Expected Volatility	Expected Life (Years)
Legacy Allurion Series C Preferred Stock warrants (as converted to Common)	December 31, 2024	4.44%	168.25	10.75	90%	6.25
Legacy Allurion Other Common Stock	December 31, 2024	4.26%	26.25	10.75	90%	2.69
Legacy Allurion Series D-1 Preferred Stock warrants (as converted to Common)	December 31, 2024	4.44%-4.5%	303.50	10.75	90%	6.25-7.71
Public Offering Warrants	December 31, 2024	4.35%	30.00	10.75	90%	4.50
Private Placement Warrants	December 31, 2024	4.35%	30.00	10.75	90%	4.50

	Measurement Date	Interest Rate	Exercise Price	Estimated Fair Value of Underlying Share Price	Expected Volatility	Expected Life (Years)
Legacy Allurion Series C Preferred Stock warrants (as converted to Common)	December 31, 2023	3.88%	$168.25	$93.50	100%	7.25
Legacy Allurion Other Common Stock	December 31, 2023	3.95%	26.25	93.50	100%	3.69
Legacy Allurion Series D-1 Preferred Stock warrants (as converted to Common)	December 31, 2023	3.88%	303.50	93.50	100%	7.25-8.71

Expected dividend yield for all calculations is 0.00%.

The following table reconciles the changes in fair value for the years ended December 31, 2024 and 2023 of the warrant liabilities valued using Level 3 inputs:

	Preferred Stock Warrants (as converted to Common)	Common Stock Warrants	Public Offering Warrants	Private Placement Warrants	Total
Balance – January 1, 2023	$1,777	$596	—	—	$2,373
Change in fair value	(720)	172	—	—	(548)
Exercise of warrants	(75)	—	—	—	(75)
Derecognition of liability to equity	(340)	(589)	—	—	(929)
Balance – December 31, 2023	$642	$179	$—	$—	$821
Fair value at issuance	$—	$—	$13,157	$1,670	$14,827
Change in fair value	(610)	(170)	(9,527)	(1,170)	(11,477)
Balance – December 31, 2024	$32	$9	$3,630	$500	$4,171

2019 Term Loan Success Fee Derivative Liability

The derivative liability for the success fee associated with Legacy Allurion's November 2019 loan and security agreement with Western Alliance Bank (the "2019 Term Loan" and such fee, the "Success Fee") was recorded at fair value as of December 31, 2024 and 2023 using the following assumptions: weighted-average probability for the likelihood of a change in control or liquidity event within four years from the initial valuation date of the derivative liability and a market-based discount rate that will increase or decrease each period based on changes in the probability in the future cash flows.

2023 Convertible Notes

The 2023 Convertible Notes were accounted for using the FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently re-measured at estimated fair value on a recurring basis at each reporting period date. The fair value was measured as of August 1, 2023, just prior to the conversion of the 2023 Convertible Notes, using the share price at conversion after giving effect to the Reverse Stock Split ($176.00 per share). Upon the conversion of the 2023 Convertible Notes, the convertible note liability was derecognized.

PubCo Additional Shares Liability

The PubCo Additional Shares liability was initially recorded at fair value as of May 2, 2023 and revalued as of August 1, 2023, just prior to the close of the Business Combination, using the number of shares issued at the close of the Business Combination and after giving effect to the Reverse Stock Split of 15,508 and an estimated price of shares at settlement of $176.00. Upon the issuance of shares, the PubCo Additional Shares liability was derecognized.

Base PubCo Shares and Backstop Shares Liability

The Base PubCo Shares and Backstop Shares liability was initially recorded at fair value as of May 2, 2023 and revalued as of August 1, 2023, just prior to the close of the Business Combination, using the number of shares for each Backstop Purchaser at the close of the Business Combination and after giving effect to Reverse Stock Split of 38,000 and an estimated price of shares at settlement of $176.00. Upon the issuance of shares, the Base PubCo Shares and Backstop Shares liability was derecognized.

Revenue Interest Financing and PIPE Conversion Option

The Revenue Interest Financing was accounted for using the FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The fair value of the Revenue Interest Financing was remeasured as of December 31, 2024 using a discounted cash flow ("DCF") method under the income approach utilizing future revenue projections and a discount rate of 21.1%.

The fair value of the PIPE Conversion Option was accounted for as a derivative under ASC 815. The instrument was measured using a Monte Carlo Simulation Method using the number of shares convertible of 42,614 and the below assumptions. Upon the exercise of the PIPE Conversion Option and resulting New RIFA on October 30, 2024, the PIPE Conversion Option was reclassified as an additional to the Revenue Interest Financing liability, and as such there is no PIPE Conversion Option liability as of December 31, 2024.

December 31, 2023
Stock Price	93.5
Risk-free interest rate	4.46%
Expected term (in years)	1.6
Expected volatility	82.5%

Earn-Out Liability

Upon the closing of the Business Combination, the Earn-Out Shares were accounted for as a liability because the triggering events that determine the number of shares to be earned included events that were not indexed to Allurion Common Stock, with the change in fair value recognized in Change in the fair value of earn-out liabilities in the consolidated statement of operations. The estimated fair value of the earn-out shares was determined using a Monte Carlo Simulation Method using the following assumptions at the following valuation dates:

	December 31, 2024	December 31, 2023
Stock Price	10.75	93.5
Risk-free interest rate	4.3%	3.9%
Expected term (in years)	3.6	4.6
Expected volatility	109.0%	87.0%

Term Loan Derivative Liability

The Term Loan Derivative Liability associated with the Fortress Term Loan was derecognized during the second quarter of 2024 as the Fortress Loan was repaid on April 16, 2024.

RTW Convertible Notes

The RTW Convertible Notes are accounted for using the FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently measured at estimated fair value on a recurring basis at each reporting period date. The fair value of the RTW Convertible Notes was remeasured as of December 31, 2024 using a DCF method under the income approach with MCSM applied to determine the simulated stock price at each payment date and event that may trigger conversion of the RTW Convertible Notes. The fair value was measured using the $48.0 million principal amount of the RTW Convertible Notes and the following assumptions:

December 31, 2024
Stock Price	10.75
Risk-free interest rate	4.4%
Expected term (in years)	6.3
Expected volatility	90.0%

The changes in the fair values of the Success Fee derivative liability, 2023 Convertible Notes, PubCo Additional Shares liability, Base PubCo Shares and Backstop Shares liability, Revenue Interest Financing, PIPE Conversion Option, Earn-out liability, Term Loan Derivative Liability, and RTW Convertible Notes categorized with Level 3 inputs for the years ended December 31, 2024 and 2023 were as follows:

	Success Fee Derivative Liability	2023 Convertible Notes	Revenue Interest Financing	PIPE Conversion Derivative	Earn-Out Liability	Term Loan Derivative Liability	RTW Convertible Notes	PubCo Share Liability	Base PubCo & Backstop Share Liability	Total
Balance – January 1, 2023	$178	$—	$—	$—	$—	$—	$—	$—	$—	$178
Fair value upon issuance	—	28,700	40,000	3,340	53,040	1,895	—	3,370	3,264	133,609
Change in fair value	(164)	3,751	(3,408)	2,260	(29,050)	—	—	(642)	10,106	(17,147)
Change in fair value - OCI	—	—	700	—	—	—	—	—	—	700
Repayments of debt	—	(10,750)	(1,092)	—	—	—	—	—	—	(11,842)
Derecognition of liability to equity	—	(21,701)	—	—	—	—	—	(2,728)	(13,370)	(37,799)
Balance – December 31, 2023	$14	$—	$36,200	$5,600	$23,990	$1,895	$—	$—	$—	$67,699
Fair value upon issuance	—	$—	—	—	—	—	49,100	—	—	49,100
Change in fair value	—	—	13,068	1,800	(22,900)	(1,895)	(8,690)	—	—	(18,617)
Change in fair value - OCI	—	—	(4,370)	—	—	—	(4,700)	—	—	(9,070)
Exercise of warrants	—	—	—	—	—	—	—	—	—	—
Exercise of PIPE Conversion Option	—	—	7,400	(7,400)	—	—	—	—	—	—
Repayments of debt	—	—	(3,098)	—	—	—	—	—	—	(3,098)
Balance – December 31, 2024	$14	$—	$49,200	$—	$1,090	$—	$35,710	$—	$—	$86,014

The change in fair value of the Success Fee derivative liability, 2023 Convertible Notes, PubCo Additional Shares liability, Base PubCo Shares and Backstop Shares liability, Revenue Interest Financing, PIPE Conversion Option, Earn-Out liability, Term Loan Derivative Liability, and RTW Convertible Notes at each period is recorded as a component of Other income (expense) in the consolidated statements of operations, with the exception of the change in fair value associated with the change in credit risk related to the Revenue Interest Financing and RTW Convertible Notes, which is recorded as a component of other comprehensive loss.

11. Income Taxes

The components of net loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023
U.S.	$(26,254)	$(81,259)
Foreign	824	916
Loss before income taxes	$(25,430)	$(80,343)

The reconciliation between the effective tax rate and the statutory federal income tax rate for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
	2024	2023
U.S. statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal income tax benefit	18.0%	7.1%
Change in fair value of financial instruments	37.5%	3.0%
Tax credits	0.4%	0.4%
Valuation allowance	(79.1)%	(30.5)%
Non-deductible expenses	(1.5)%	(0.9)%
Other	0.8%	(0.4)%
Effective tax rate	(2.9)%	(0.3)%

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2024	2023
U.S. federal and state net operating loss carryforwards	$49,591	$36,092
Capitalized start-up and research and development expenses	13,362	10,868
Research and development tax credits	2,436	2,275
Interest expense	6,639	3,918
Lease liability	485	659
Depreciation	151	203
Bad debt reserve	1,831	3,461
Accrued costs	5,456	2,075
Other temporary differences	1,870	70
Total deferred tax assets	81,821	59,621
Valuation allowance	(77,750)	(57,985)
Net deferred tax assets	4,071	1,636
Right of use asset	(451)	(623)
Other deferred tax liability	(66)	(1,013)
Convertible debt	(3,358)	—
Total deferred tax liabilities	(3,875)	(1,636)
Net deferred tax asset	$196	$—

The Company recorded income tax expense of $0.7 million during the year ended December 31, 2024 due to foreign operating income. The Company recorded $0.3 million of income tax expense during the year ended December 31, 2023. The Company maintains a valuation allowance for the full amount of the net United States deferred tax assets, as the realization of the deferred tax assets is not determined to be more likely than not. The valuation allowance increased for the years ended December 31, 2024 and 2023 by approximately $19.8 million and $24.5 million, respectively, due to an increase in deferred tax assets having a full valuation allowance primarily due to the operating losses incurred, capitalized research and development expenses and tax credits generated.

As of December 31, 2024, the Company had $181.5 million and $181.6 million of federal and state NOL carryforwards, respectively. Of the federal NOL carryforwards, $12.8 million expire between 2030 and 2037 and $168.7 million do not expire. The state NOL carryforwards expire between 2030 and 2044. As of December 31, 2024, the Company had $1.6 million and $1.0 million of federal and state research and development tax credits, which expire beginning in 2031 and 2028, respectively.

Changes to the Company’s valuation allowance are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balances	$57,985	$33,484
Additions charged to net loss	19,765	24,501
Ending balances	$77,750	$57,985

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

As of December 31, 2024 and 2023, the unremitted earnings of the Company’s foreign subsidiaries are immaterial.

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

As of December 31, 2024 and 2023, the Company has not recorded a tax liability for any uncertain tax positions. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense. There are no accrued interest and penalties as of December 31, 2024 and 2023.

12. Redeemable Convertible Preferred Stock and Stockholders' Deficit

Preferred Equity

On June 28, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with RTW, pursuant to which the Company agreed to sell to RTW 2,260,159 shares of a newly created series of preferred stock, the Series A non-voting convertible preferred stock, par value $0.0001 per share (“Series A Preferred Stock”) and 90,407 private placement warrants (“Private Placement Warrants”) to purchase common stock, equal to the per share Public Offering (defined below) price for the shares of common stock and Public Offering Warrants (defined below) in the Public Offering (the “Private Placement”). The Private Placement closed on July 1, 2024 with net proceeds received of $2.5 million after deducting offering costs of $0.2 million.

The Private Placement Warrants met the definition of a derivative under ASC 815. The gross proceeds from the Private Placement were first allocated to the Private Placement Warrants based on its issue-date estimated fair value of $1.7 million. The Private Placement Warrants are subsequently remeasured at their estimated fair value on a recurring basis at each reporting period date, with a gain or loss recognized within Other income (expense). The remaining gross proceeds of $1.0 million were allocated to the Series A Preferred Stock. Of the $0.2 million in offering costs, $0.1 million was recorded against the Series A Preferred Stock as a reduction of proceeds and $0.1 million was expensed as general and administrative expenses in the consolidated statement of operations and comprehensive loss.

On December 19, 2024, following the Series A Stockholder Approval (as defined below) and after giving effect to the Reverse Stock Split, the 2,260,159 shares of Series A Preferred Stock were converted to 90,407 shares of Common Stock.

The Allurion certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Allurion preferred stock. As of December 31, 2024, no shares of Allurion preferred stock were outstanding. The rights and preferences of the Series A Preferred Shares were as follows:

Voting Rights

The Series A Preferred Stockholders have no voting rights.

Dividend Rights

The Series A Preferred Stock participates in dividends with Common Stock on an as-converted basis when declared by the Board of Directors. No dividends were declared through December 31, 2024.

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

Conversion Rights

Each share of Series A Preferred Stock is convertible after the date that the Company’s stockholders approve the conversion of the Series A Preferred Stock into shares of Common Stock in accordance with the listing rules of the NYSE (the “Series A Stockholder Approval”). Upon the Series A Stockholder Approval, each share of Series A Preferred Stock then outstanding shall automatically convert into (i) a number of shares of Common Stock equal to the number of Series A Preferred Stock outstanding at the time of conversion, adjustable for certain dilutive events, and (ii) pre-funded conversion warrants in the form agreed by the holder and the Company, exercisable for a number of shares of Common Stock equal to the number of Series A Preferred Stock outstanding at the time of conversion, adjustable for certain dilutive events. The Series A Stockholder Approval was received on December 19, 2024.

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

Common Equity

The Allurion certificate of incorporation authorizes the issuance of up to 1,000,000,000 shares of Allurion Common Stock. As of December 31, 2024 and 2023, 2,710,607 and 1,907,529 shares of common stock were outstanding, respectively, after retrospectively adjusting for the effect of the Reverse Stock Split.

On June 28, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC and TD Securities (USA) LLC, as representative of the several underwriters (the “Underwriters”), pursuant to which the Company agreed to issue and sell 576,261 shares of the Company’s Common Stock and warrants (“Public Offering Warrants”) to purchase up to 576,261 shares of the Company’s Common Stock at an offering price of $30.00 per share and accompanying warrant (the “Public Offering”). The Public Offering closed on July 1, 2024 with net proceeds received of $15.2 million after deducting underwriting discounts of $1.0 million and offering costs of $1.0 million. The Underwriters fully exercised their option for additional Public Offering Warrants, with 86,440 additional Public Offering Warrants issued at closing, for a total of 662,701 Public Offering Warrants. Further, the Underwriters exercised a portion of the option with respect to the Common Stock (the “Share Overallotment”) on July 5, 2024 for net proceeds of $2.2 million, which resulted in the issuance of 77,091 shares of the Company’s Common Stock at an offering price of $30.00 per share.

The Public Offering Warrants met the definition of a derivative under ASC 815 and the Share Overallotment met the requirements for equity classification under ASC 815. The $17.4 million in net proceeds from the Public Offering and exercise of the Share Overallotment were first allocated to the Public Offering Warrants based on their issue-date estimated fair value of $13.2 million. The Public Offering Warrants are subsequently remeasured at their estimated fair value on a recurring basis at each reporting period date, with a gain or loss recognized within Other income (expense). The $0.8 million offerings costs allocated to the Public Offering Warrants were expensed as general and administrative expenses in the consolidated statement of operations and comprehensive loss. The remaining net proceeds of $5.1 million were allocated to Common Stock and APIC.

The number of shares of Common Stock that have been reserved for issuance upon the potential conversion or exercise, as applicable, of the Company's securities as of December 31, 2024, is as follows:

Outstanding options to purchase Common Stock	265,772
Restricted Stock Units	104,500
Warrants to purchase Common Stock	767,697
Shares of Common Stock issued upon the exercise of Public Warrants	750,383
Earn-Out shares	360,000
Convertible Notes	2,532,336
Total	4,780,688

Warrants to Purchase Common Stock

In connection with the closing of the Business Combination, all outstanding warrants to purchase Legacy Allurion preferred stock and Legacy Allurion common stock were converted into Rollover Warrants to purchase Allurion Common Stock using the Exchange Ratio. As of December 31, 2024, there were 14,589 Rollover Warrants outstanding to purchase Common Stock. Upon the closing of the Business Combination, certain Legacy Allurion preferred stock and Legacy Allurion common stock warrants that were converted into Rollover Warrants were determined to be equity classified.

In connection with the Public Offering and Private Placement, we issued the Public Offering Warrants and Private Placement Warrants. As of December 31, 2024, there were 662,701 Public Offering Warrants and 90,407 Private Placement Warrants outstanding to purchase Common Stock.

December 31, 2024
Issuance Date	Remaining Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
12/1/2014	-0.1	Common stock	Equity	209	$61.00
3/30/2021	6.2	Common stock	Liability	5,203	168.25
9/15/2022	7.7	Common stock	Liability	1,810	303.50
6/4/2022	7.4	Common stock	Liability	1,810	303.50
1/17/2017	2.0	Common stock	Equity	2,934	0.50
8/3/2017	2.6	Common stock	Equity	392	28.25
9/8/2017	2.7	Common stock	Liability	1,151	26.25
6/19/2018	3.5	Common stock	Liability	720	26.25
6/25/2019	4.5	Common stock	Liability	360	26.25
7/1/2024	4.5	Common stock	Liability	753,108	30.00
				767,697

December 31, 2023
Issuance Date	Remaining Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
12/1/2014	0.9	Common stock	Equity	1,771	$61.00
3/30/2021	7.2	Common stock	Liability	5,203	168.25
9/15/2022	8.7	Common stock	Liability	1,810	303.50
6/4/2022	8.4	Common stock	Liability	1,810	303.50
1/17/2017	3.0	Common stock	Equity	2,934	0.50
8/3/2017	3.6	Common stock	Equity	392	28.25
9/8/2017	3.7	Common stock	Liability	1,151	26.25
6/19/2018	4.5	Common stock	Liability	720	26.25
6/25/2019	5.5	Common stock	Liability	360	26.25
				16,151

In Compute Health's initial public offering, it sold units at a price of $10.00 per unit, which consisted of one share of Class A Common Stock, $0.0001 par value, of Compute Health ("Class A Common Stock") and one-half of a redeemable warrant (each a

"Public Warrant") that entitled the holders the right to purchase one share of Class A Common Stock of CPUH at a price of $11.50 per share. On July 26, 2023, Compute Health's Public Warrant holders approved an amendment (the “Warrant Amendment”) to the warrant agreement that governed all Compute Health’s Public Warrants. Per the terms of the Warrant Amendment, upon completion of the Business Combination, each of the outstanding Compute Health Public Warrants became exercisable for 0.056818 shares of the Company’s Common Stock, par value $0.0001 per share, at an exercise price of $202.50 per share and each Compute Health Public Warrant was exchanged for 0.6125 (prior to giving effect to the Reverse Stock Split) Allurion Public Warrants in the Business Combination. The Public Warrants will expire August 1, 2030, seven years after the completion of the Business Combination, or earlier upon redemption or liquidation.

The Company may redeem the outstanding Public Warrants for cash at a price of $0.25 per Public Warrant at any time commencing 90 days after the completion of the Business Combination, and provided that the last sales price of the Company’s Common Stock equals or exceeds $316.75 per share of any 20 trading days within a 30-day trading period ending on the third trading day prior to the date on which notice of redemption is given.

The Company may redeem the outstanding Public Warrants for shares of our Common Stock at a price of $2.50 per Public Warrant at any time commencing 90 days after the completion of the Business Combination, and provided that the last sales price of the Company’s Common Stock equals or exceeds $176.00 per share of any 20 trading days within a 30-day trading period ending on the third trading day prior to the date on which notice of redemption is given. Holders of the Public Warrants will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value (the “Redemption Fair Market Value”) of the shares of the Company's Common Stock. The Redemption Fair Market Value is determined based on the volume weighted average price of the Company’s Common Stock for the ten trading days immediately following the date on which notice of redemption is sent to the holders. As of December 31, 2024, the Company has not redeemed any of the outstanding Public Warrants. As of December 31, 2024, there were 13,206,720 outstanding Public Warrants exercisable for 750,383 shares of Allurion Common Stock.

Chardan Equity Facility

On December 18, 2023, we entered into a ChEF Purchase Agreement (the "Purchase Agreement") and a Registration Rights Agreement, each with Chardan Capital Markets ("Chardan") related to a "ChEF," Chardan's committed equity facility (the "Chardan Equity Facility"). Pursuant to the Purchase Agreement, the Company has the right from time to time at its option to sell to Chardan up to the lesser of (i) $100,000,000 in aggregate gross purchase price of newly issued shares of the Company's Common Stock, and (ii) 379,299 shares of Common Stock, which number of shares is equal to 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the Purchase Agreement (the "Exchange Cap"). In consideration for Chardan’s entry into the Purchase Agreement, Allurion agreed to issue to Chardan 1,421 shares of Allurion Common Stock (the "Commitment Shares"). The Company recorded $0.1 million to additional paid-in capital and $0.1 million of expense in connection with the issuance of the Commitment Shares. The Company expensed an additional $0.1 million related to a non-refundable structuring fee (the "Structuring Fee") immediately following commencement. As of December 31, 2024, the Company had sold 75,618 shares of Common Stock to Chardan at a purchase price of $1.0 million in connection with the Purchase Agreement.

13.
Net Loss per Share

Basic and diluted net loss per share was calculated as follows:

	Year Ended December 31,
	2024	2023
Numerator:
Net loss (in thousands)	$(26,148)	$(80,607)
Cumulative undeclared dividends to participating securities (Legacy Series D convertible preferred stock)	—	(1,697)
Net loss attributable to common stockholders	$(26,148)	$(82,304)
Denominator:
Basic and diluted weighted-average common stock outstanding	2,247,164	1,423,275
Net loss per share attributable to common stockholders, basic and diluted	$(11.64)	$(57.83)

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

	Year Ended December 31,
	2024	2023
Outstanding options to purchase Common Stock	265,772	155,441
Restricted Stock Units	104,500	25,745
Warrants to purchase Common Stock	767,697	16,151
Shares of Common Stock issued upon the exercise of Public Warrants	750,383	750,394
Earn-Out Shares	360,000	360,000
Convertible notes (as converted to common stock)	2,532,336	—
Total	4,780,688	1,307,731

14.
Stock Based Compensation

Stock Incentive Plans

The Company’s 2010 Stock Option Plan (the “2010 Plan”) provided for the grant of qualified incentive stock options, nonqualified stock options, and other awards to the Company’s employees, officers, directors, advisors, and outside consultants to purchase the Company’s Common Stock. On December 11, 2020, the Company’s Board of Directors adopted the 2020 Stock Option Plan (the “2020 Plan”), which provided for the grant of qualified incentive stock options, nonqualified stock options, and other awards to the Company’s employees, officers, directors, advisors, and outside consultants to purchase the Company’s Common Stock. Each stock option from the 2010 Plan and the 2020 Plan that was outstanding immediately prior to the Business Combination, whether vested or unvested, was canceled and exchanged for a stock option to purchase Allurion Common Stock based on the Exchange Ratio. The per share exercise price for each stock option was divided by the Exchange Ratio.

In connection with the closing of the Business Combination, the Company adopted the 2023 Stock Option and Incentive Plan (the "2023 Plan"), which provides for the award of stock options (both incentive and non-qualified), stock appreciation rights, restricted stock units, restricted stock awards, cash-based awards, and dividend equivalent rights. As of December 31, 2024, a total of 242,752 shares of Allurion Common Stock were reserved for issuance under the 2023 Plan. The 2023 Plan provides that the number of shares reserved for issuance under the 2023 Plan will automatically increase each January 1, beginning January 1, 2024 and ending January 1, 2033, by 5% of the number of fully diluted outstanding shares of Allurion Common Stock as of the immediately preceding December 31 or such lesser amount as determined by the Board and the Compensation Committee.

As of December 31, 2024, 370,272 options and RSUs were issued and outstanding under the 2010 Plan, 2020 Plan, and 2023 Plan. As of December 31, 2023, 181,186 options and RSUs were issued and outstanding under the 2010 Plan, 2020 Plan, and 2023 Plan. The stock options generally vest over a four-year period and expire 10 years from the date of grant.

Stock-based compensation expense included in the consolidated statement of operations and comprehensive loss was as follows:

	Year Ended December 31,
	2024	2023
Cost of revenue	$30	$32
Selling, general, and administrative	2,882	8,198
Research and development	144	127
Total stock-based compensation expense	$3,056	$8,357

Stock Options

The following tables summarizes the option activity under the 2010 Plan, 2020 Plan, and the 2023 Plan during the year ended December 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per option)	(in years)	(in thousands)
Outstanding—January 1, 2024	155,441	$66.75	6.9	$5,565
Granted	147,515	46.52
Cancellations and forfeitures	(36,535)	48.34
Exercised	(649)	34.26
Outstanding— December 31, 2024	265,772	58.19	7.4	—
Exercisable at December 31, 2024	120,965	$62.91	5.4	$—

Total stock compensation expense related to stock option awards during the year ended December 31, 2024 was $1.9 million. As of December 31, 2024, there was approximately $4.4 million of unrecognized compensation costs related to unvested stock options granted under the 2010 Plan, 2020 Plan, and 2023 Plan, which is expected to be recognized over a weighted-average vesting term of 2.9 years. The weighted average grant-date fair value of the stock option awards granted during the years ended December 31, 2024 and 2023 was $32.46 and $99.50 per option, respectively.

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

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Year Ended December 31,
	2024	2023
Expected volatility	71.2%	85.8%
Risk-free interest rate	4.4%	4.5%
Expected dividend yield	—%	—%
Expected term (in years)	6.1	5.8

Restricted Stock Units

In December 2022, the Company issued RSUs under the 2020 Plan to a member of the Board of Directors with vesting subject to both a performance-based closing condition dependent on the successful Business Combination with Compute Health and time-based vesting conditions. See Note 3, Business Combination above for information about the closing of the Business Combination with Compute Health. Upon the satisfaction of the closing condition, 62.5% of the RSUs awarded vested. Thereafter, the remaining 37.5% of the RSUs vest monthly over a period of two years. In October 2023 and March 2024, the Company issued additional RSUs to Board of Director members with annual vesting over three years. In November 2024, additional RSUs were issued with annual vesting over two years. All RSUs are subject to forfeiture if the grantee’s continuous service relationship as a member of the Board of Directors or employee of the Company terminates prior to vesting. The following table summarizes the restricted stock unit activity under the 2020 Plan and 2023 Plan during the year ended December 31, 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value
		(per share)
Outstanding—January 1, 2024	25,745	$111.25
Granted	91,795	19.98
Cancellations and forfeitures	—	—
Vested	(13,040)	111.65
Outstanding—December 31, 2024	104,500	$30.99

Total stock compensation expense related to RSUs for the year ended December 31, 2024 was $1.2 million. As of December 31, 2024, there were $2.3 million of unrecognized compensation costs related to nonvested RSUs granted under the 2020 Plan and 2023 Plan, which is expected to be recognized over a remaining weighted-average vesting term of 1.9 years. The weighted average grant-date fair value of time-vested restricted stock units granted during the years ended December 31, 2024 and 2023 was $19.98 and $108.00 per share, respectively.

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

A total of 85,446 shares of the Company's Common Stock are reserved and authorized for issuance under the 2023 ESPP as of December 31, 2024. In addition, the number of shares of Common Stock available for issuance under the 2023 ESPP will automatically increase each January 1, beginning on January 1, 2024 and each January thereafter, by the lesser of (i) 1% of the fully diluted outstanding shares of our Common Stock as of the immediately preceding December 31, (ii) 64,000 shares of our Common Stock, or (iii) such lesser number of shares determined by the administrator of the 2023 ESPP. As of December 31, 2024, no shares have been issued under the 2023 ESPP.

15. Employee Benefit Plan

The Company has a 401(k) retirement plan that covers eligible U.S. employees. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions. During the years ended December 31, 2024 and 2023, the Company’s matching contributions to the plan were less than $0.1 million and $0.1 million respectively.

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

As of December 31, 2024, the Company was a party to six different leases for office, manufacturing, and laboratory space under non-cancelable office leases in three cities. These leases total approximately 51,000 square feet and will expire between March 2025 and March 2028. The Company has a right to extend certain of these leases for periods between three and five years. Under its real property leases, the Company pays base rent and a proportional share of operating expenses. Such operating expenses are subject to annual adjustment and are accounted for as variable payments in the period in which they are incurred. The Company also holds immaterial leases related to vehicles and office equipment.

The components of right -of-use ("ROU") assets and lease liabilities are included in the consolidated balance sheets. The short-term portion of the Company's operating lease liability is recorded as part of Accrued expenses and other current liabilities on the consolidated balance sheets.

Aggregate Lease Information

Other pertinent lease information for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	December 31, 2024	December 31, 2023
Operating lease costs	$1,051	$1,123
Short-term lease costs	30	12
Variable operating lease costs	240	187
Operating cash flows paid for amounts in the measurement of lease liabilities	1,078	1,084
Operating lease assets obtained in exchange for lease obligations	15	936

Future commitments under non-cancelable operating lease agreements as of December 31, 2024 are as follows (in thousands):

2025	$1,036
2026	725
2027	638
2028	108
Total lease payments	$2,507
Less: present value adjustment	(294)
Present value of total lease liabilities	2,213
Less: current lease liability	(869)
Long-term lease liabilities	$1,344

The weighted-average remaining lease terms and discount rates related to our leases were as follows:

	December 31, 2024	December 31, 2023
Weighted -average remaining lease term (in years)	2.7	3.5
Weighted-average discount rate	9.9%	9.9%

Product Liability

The Company has not received any material product liability claims. Notwithstanding this, the Company has obtained insurance related to potential product liability claims.

Litigation and Claims

In the normal course of operations, the Company may become involved in various claims and legal proceedings related to, for example, the validity or scope of its intellectual property rights, employee-related matters, securities class action, or adverse patient reactions. Additionally, during the normal course of business, the Company may be a party to legal claims that may not be covered by insurance. As of December 31, 2024 and 2023, the Company has not recorded accruals for probable losses related to any existing or pending litigation or claims as the Company’s management has determined that there are no matters where a potential loss is probable and reasonably estimable. The Company does not believe that any existing or pending claims would have a material impact on the Company’s consolidated financial statements.

French Regulatory Decision

On August 6, 2024, it was announced that the Agence Nationale de Sécurité du Médicament (“ANSM”), the French regulatory authority, had suspended sales of the Allurion Balloon in France, and the Company withdrew the device from the French market. The Company has implemented a remediation plan to reduce certain risks associated with the advertising, follow-up program, and adverse events for the Allurion Balloon. For the year ended December 31, 2024, the Company recognized a reduction to revenues of $1.2 million for customer returns of the Allurion Balloon, and no sales to France during the second half of 2024. On February 13, 2025, ANSM cleared us to resume sales, effective immediately.

NYSE Continued Listing Standards

On August 29, 2024, we received a notice from the NYSE notifying us that as of August 29, 2024, we were not in compliance with the continued listing standard set forth in Section 802.01B of the NYSE’s Listed Company Manual (the “Minimum Market Capitalization Standard”) because our average market capitalization was less than $50.0 million over the consecutive 30 period ended August 29, 2024 and our last reported stockholders’ equity as of August 29, 2024 was less than $50.0 million. In accordance with applicable NYSE procedures, within 45 days of receipt of the notice, we submitted a plan to the NYSE advising it of outlining measures that would bring us into conformity with the Minimum Market Capitalization Standard within 18 months of receipt of the notice (the “Cure Period”). We submitted a business plan to the NYSE demonstrating our ability to regain compliance with the NYSE’s rules, which the NYSE has accepted, and as a result we are subject to quarterly monitoring for compliance with the business plan and our common stock will continue to trade on the NYSE during the Cure Period, subject to our compliance with other NYSE continued listing requirements.

17.
Segment Information

Segment reporting is prepared on the same basis that the Company's chief executive officer, who is our chief operating decision maker (“CODM”), manages the business, makes operating decisions, and assesses performance. The Company operates in one segment. We have selected net income (loss) as our reported measure of profit or loss because it is regularly provided to our CODM, allows our CODM to make decisions on resource allocations, and allows our CODM to assess performance of the business. Disclosures about significant segment expenses and long-lived assets by geography are presented below. Refer to Note 4, Revenue, for information on revenue by geography.

Significant segment expenses are set forth in the following table (in thousands):

	Year Ended December 31,
	2024	2023
Revenue	$32,110	$53,467
Cost of revenue	10,607	11,970
Gross profit	21,503	41,497
Operating expenses:
Sales and marketing	25,933	46,857
Clinical trials and medical affairs	9,455	15,700
Product development	3,190	4,477
Digital	2,379	4,451
Quality and regulatory	2,345	3,066
General and administrative	28,399	46,024
Total operating expenses:	71,701	120,575
Loss from operations	(50,198)	(79,078)
Other segment items (1)	24,050	(1,529)
Net loss	(26,148)	(80,607)

(1) Other segment items included in Net loss primarily include changes in fair value of warrant liabilities, changes in fair value of debt, changes in fair value of the Revenue Interest Financing, loss on extinguishment of debt, interest expense, and other income.

Long-lived assets, consisting of property and equipment, net and ROU assets by geography were as follows (in thousands):

	December 31,
	2024	2023
United States	$3,929	$5,381
France	619	1,010
All other countries	—	—
Long-lived assets	$4,548	$6,391

18. Related-party Transactions

Lease Agreement with Related Party

In August 2022, the Company entered into an operating lease agreement for additional office space in Paris, France with LNMP JPBC Invest. The Company’s then-Trade Marketing Director was the signor of this lease for LNMP JPBS Invest. Additionally, the Company’s former Chief Commercial Officer is also a partner of LNMP JPBC Invest. The lease agreement included lease payments of approximately $0.1 million per year. The lease commenced August 1, 2022 through July 31, 2025. The Company concluded that the commercial terms of the lease agreement were competitive, at the current market rate and conducted at arm’s-length. This lease was terminated in February 2024.

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

Convertible Note with Hunter Ventures Limited

On February 15, 2023, Allurion sold $13.0 million of 2023 Convertible Notes to HVL and entered into a Side Letter with HVL, who is a limited partner of Romulus Growth Allurion L.P., which is a fund affiliated with Krishna Gupta (a director of Allurion; in addition, entities affiliated with him hold more than 5% of our outstanding Common Stock). Refer to Note 8, Debt for additional information regarding the 2023 Convertible Notes.

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

Convertible Note Agreement with RTW

Pursuant to the Amended Note Purchase Agreement, on April 16, 2024, we issued and sold $48.0 million aggregate principal amount of convertible notes to RTW. RTW holds more than 5% of our outstanding Common Stock, has the right to designate an independent director nominee to be elected by our stockholders, is entitled to designate one representative to serve as a non-voting observer on our Board, and has the right to approve an additional director nominee for election. In September 2024, we expanded our Board and appointed a new director in satisfaction of certain of these obligations to RTW as set forth in the Amended Note Purchase Agreement. Refer to Note 8, Debt, for additional information regarding the RTW Convertible Notes.

RTW Participation in Public Offering

In connection with the Public Offering, the Company issued and sold 9,594 shares of Common Stock and accompanying warrants to funds affiliated with RTW, for an aggregate purchase price of approximately $0.3 million. The Public Offering closed on July 1, 2024.

Private Placement with RTW

On June 28, 2024, pursuant to the Subscription Agreement, the Company agreed to sell to RTW 2,260,159 shares of Series A Preferred Stock (as converted to 90,407shares of Common Stock on December 19, 2024 following the Series A Stockholder Approval and after giving effect to the Reverse Stock Split), and 90,407 Private Placement Warrants, for an aggregate purchase price of approximately $2.7 million. The Private Placement closed on July 1, 2024.

Exercise of PIPE Conversion Option and New RIFA with RTW

On October 22, 2024, funds affiliated with RTW provided notice to the Company of their election of the PIPE Conversion Option under the Amended and Restated RTW Side Letter, to surrender 30,000 shares of Common Stock of the Company representing $7.5 million in consideration for an additional Revenue Interest Financing Agreement. Accordingly, on October 30, 2024, the Company and the funds affiliated with RTW entered into the New RIFA. The New RIFA has substantially identical terms and conditions as the Revenue Interest Financing Agreement except that the amount of financing provided under the New RIFA is equal to the conversion amount of $7.5 million.

19. Subsequent Events

Amendment to Amended Note Purchase Agreement, RIFA Amendment, and New RIFA

On January 7, 2025, the Company and Allurion Technologies, LLC ("Allurion OpCo") entered into an Omnibus Amendment (the “Omnibus Amendment”) with Allurion Australia Pty Ltd, Allurion France, and RTW to amend the Amended Note Purchase Agreement, the RIFA Amendment, and the New RIFA.

The Omnibus Amendment requires, among other things, (i) the Company and Allurion OpCo to maintain certain minimum balances of unrestricted cash in controlled accounts in the U.S. in the amounts corresponding to the calculations set forth therein, and (ii) the Company to receive minimum trailing twelve-month consolidated Revenue (as defined in the Amended Note Purchase Agreement) in amounts set forth therein, tested quarterly beginning with the twelve-month period ending September 30, 2025. The Omnibus Amendment also requires that (i) Allurion France shall have successfully regained marketing authorization from ANSM in France on or prior to December 31, 2025 and (ii) Allurion OpCo shall have received Marketing Authorization from the U.S. Food & Drug Administration for the Commercialization of the Product in the United States no later than June 30, 2026.

Pursuant to the Omnibus Amendment, the Investors and the Purchasers will receive a number of shares of the Company’s Common Stock, representing in the aggregate five percent (5%) of the fully-diluted shares outstanding immediately after the closing of the offering and sale of Additional Shares (as defined in the Existing Documents) to be consummated no later than February 15, 2025, in connection with which the Company shall have raised at least $12,000,000 aggregate net proceeds (the “Amendment Fee”); provided that, in the event the Company cannot issue shares of Common Stock to the investors and the purchasers due to applicable law or NYSE listing rules, the Company will instead issue an equivalent (as-converted) number of shares of a newly created series of Series A-1 non-voting preferred stock (the “Series A-1 Preferred Stock”) and the Company shall include a proposal in a definitive proxy statement on Schedule 14A seeking stockholder approval no later than December 31, 2025 to allow the conversion of Series A-1 Preferred Stock into Common Stock; provided further that, each share of Series A-1 Preferred Stock outstanding on December 31, 2026 will, except to the extent prohibited by Delaware law governing distributions to stockholders (including the Delaware General Corporation Law), be redeemed by the Company for cash in an amount equal to the as-converted value of the underlying common stock.

RTW Private Placement

On January 14, 2025, Allurion Technologies, Inc. (the “Company”) entered into a subscription agreement (the “Subscription Agreement”) with funds affiliated with RTW, pursuant to which the Company agreed to sell to RTW 841,751 shares of its common stock, par value $0.0001 per share, for an aggregate purchase price of approximately $2.5 million at a purchase price per share of $2.97 (the “RTW Private Placement”). The Private Placement closed on January 16, 2025.

January 2025 Public Offering and Concurrent Private Placement

On January 24, 2025, the Company entered into a securities purchase agreement (the “January 2025 Securities Purchase Agreement”) with certain accredited investors named therein, pursuant to which the Company agreed to issue and sell 1,240,000 shares of the Company’s Common Stock (the “January 2025 Offering”) and 1,240,000 accompanying common warrants (the “January 2025 Warrants”) to purchase up to 1,240,000 shares of Common Stock upon exercise of the January 2025 Common Warrants in a concurrent private placement (the “January 2025 Private Placement”), at an offering price of $6.00 per share and accompanying January 2025 Common Warrant.

The January 2025 Offering and January 2025 Private Placement resulted in gross proceeds to the Company of approximately $7.4 million, before deducting the placement agent fees and commissions and estimated offering expenses payable by the Company. The January 2025 Offering and January 2025 Private Placement closed on January 27, 2025. The Company intends to use the net proceeds of the January 2025 Offering and January 2025 Private Placement for working capital and other general corporate purposes.

Certain purchasers in the January 2025 Offering and January 2025 Private Placement are holders of warrants to purchase Common Stock issued in the Public Offering in July 2024. The exercise price for the Public Offering Warrants initially was $30.00 per share. In consideration for such purchasers’ purchase of securities in the January 2025 Offering and January 2025 Private Placement, we have agreed with each such purchaser to seek stockholder approval to reduce the exercise price of the Public Offering Warrants held by such purchasers to $6.00 per share. Such Public Offering Warrants will become exercisable at the revised exercise price upon the receipt of such stockholder approval.

February 2025 Public Offering and Concurrent Private Placement

On February 19, 2025, the Company entered into a securities purchase agreement (the “February 2025 Securities Purchase Agreement”) with certain accredited investors named therein, pursuant to which the Company agreed to issue and sell 900,000 shares of the Company’s Common Stock (the “February 2025 Offering”), and 1,800,000 accompanying common warrants (the “February 2025 Warrants”) to purchase up to 1,800,000 shares of Common Stock upon exercise of the February 2025 Common Warrants in a concurrent private placement (the “February 2025 Private Placement”), at an offering price of $5.23 per share and accompanying Common Warrant.

The February 2025 Offering and February 2025 Private Placement resulted in gross proceeds to the Company of approximately $4.7 million, before deducting the placement agent fees and commissions and estimated offering expenses payable by the Company. The February 2025 Offering and February 2025 Private Placement closed on February 20, 2025. The Company intends to use the net proceeds of the February 2025 Offering and February 2025 Private Placement to fund its clinical pipeline testing the effects of the combination of the Allurion Balloon and GLP-1 therapy on muscle mass and long-term GLP-1 adherence, for working capital and other general corporate purposes.

Leavitt Private Placement

On February 19, 2025, the Company entered into a subscription agreement (the “Leavitt Subscription Agreement”) with an accredited investor affiliated with Leavitt Equity Partners LLC (collectively, “Leavitt”), pursuant to which the Company agreed to sell to Leavitt 267,686 shares of Common Stock (the “Private Placement Shares”) and common warrants to purchase up to 535,372 shares of Common Stock (the “Leavitt Private Placement Warrants” and together with the Private Placement Shares, the “Private Placement Securities”), for an aggregate purchase price of approximately $1.4 million at a purchase price of $5.23 per share and accompanying Private Placement Warrant (the “Leavitt Private Placement”). The Leavitt Private Placement closed on February 20, 2025.