Form 10-Q
period 2025-03-31
ALLURION TECHNOLOGIES, INC.
filed 2025-05-15
CIK 1964979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025, the registrant had 7,457,758 shares of common stock, $0.0001 par value per share, outstanding.

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

Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about the ability of Allurion to:

•
realize the benefits expected from the business combination between Allurion and Compute Health Acquisition Corp. pursuant to that certain Business Combination Agreement, dated as of February 9, 2023, by and among Allurion, Allurion Technologies, LLC, which was previously known as Allurion Technologies Opco, Inc. (formerly Allurion Technologies, Inc.) prior to the consummation of the Business Combination, Compute Health Acquisition Corp., Compute Health Corp., and Compute Health LLC;
•
successfully defend litigation that may be instituted against Allurion;
•
manage various conflicts of interest that could arise among us and our affiliates, investors, directors, and officers;
•
successfully deploy our cash and cash equivalents and proceeds from the Chardan Equity Facility (as defined herein);
•
maintain the listing of Allurion securities on the New York Stock Exchange, and the potential liquidity and trading of such securities;
•
acquire sufficient sources of funding if and when needed;
•
attract and retain key employees, officers, and directors;
•
implement and achieve business plans, forecasts, and other expectations, including any financial projections provided to our investors, and identify and realize additional opportunities;
•
manage risks associated with the management team of Allurion having limited experience operating as a public company;
•
commercialize current and future products and services and create sufficient demand among health care providers and patients for such products, including the recent launch of our compounded GLP-1 program and achieving the expected benefits of such program;
•
successfully complete current and future preclinical studies and clinical trials of the swallowable, ProcedurelessTM intragastric balloon for weight loss developed by Allurion (the “Allurion Balloon”) and any other future product candidates;
•
obtain market acceptance of the Allurion Balloon as safe and effective in any market in which it is or becomes approved;
•
cost-effectively sell existing and future products through distribution arrangements with distributors and/or successfully adopt a direct sales force as part of a hybrid sales model that includes both distributors and a direct sales effort;
•
timely collect accounts receivable from our customers;
•
obtain regulatory approval or clearance in the United States and certain jurisdictions for current and future products and maintain previously obtained approvals and/or clearances in those jurisdictions where products and services are currently offered;
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
•
contract with third-party suppliers, manufacturers and providers and monitor such third parties' ability to perform adequately under those arrangements;
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
•
implement and maintain effective internal controls; and
•
manage the effects of natural disasters, acts of war or terrorism, the spread and/or abatement of infectious diseases, general economic and political conditions such as recessions, interest rates, fuel prices, trade wars, and currency fluctuations, and other events beyond our reasonable control, including with respect to potential operational disruptions, labor disruptions, increased costs, and impacts to demand related thereto, on our ability to implement business plans, forecasts, and other expectations.

We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and in the section entitled “Risk Factors” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the "SEC") on March 27, 2025. These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors that could adversely impact our business and financial performance. Moreover, Allurion operates in very competitive and rapidly changing environments. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$20,408	$15,379
Accounts receivable, net of allowance of doubtful accounts of $6,455 and $6,701, respectively	8,309	7,134
Inventory, net	3,352	3,400
Prepaid expenses and other current assets	1,097	1,243
Total current assets	33,166	27,156
Property and equipment, net	2,297	2,469
Right-of-use asset	1,870	2,079
Other long-term assets	1,081	1,109
Total assets	$38,414	$32,813
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,976	$6,572
Current portion of lease liabilities	829	869
Accrued expenses and other current liabilities	10,092	11,422
Total current liabilities	15,897	18,863
Convertible notes payable	30,960	35,710
Warrant liabilities	9,264	4,567
Revenue Interest Financing liability	50,000	49,200
Earn-out liabilities	180	1,090
Lease liabilities, net of current portion	1,186	1,344
Other liabilities	717	17
Total liabilities	$108,204	$110,791
Commitments and Contingencies (Note 16)
Stockholders’ deficit:
Preferred stock, $0.0001 par value — 100,000,000 shares authorized as of March 31, 2025; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value - 1,000,000,000 shares authorized as of March 31, 2025; 5,963,549 and 2,710,607 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	5	3
Additional paid-in capital	157,843	152,596
Accumulated other comprehensive income	3,930	8,370
Accumulated deficit	(231,568)	(238,947)
Total stockholders’ deficit	(69,790)	(77,978)
Total liabilities and stockholders’ deficit	$38,414	$32,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$5,580	$9,386
Cost of revenue	1,419	2,520
Gross profit	4,161	6,866
Operating expenses:
Sales and marketing	3,621	6,145
Research and development	2,624	5,725
General and administrative	5,198	6,386
Total operating expenses:	11,443	18,256
Loss from operations	(7,282)	(11,390)
Other income (expense):
Interest expense	—	(1,931)
Changes in fair value of warrants	5,669	3,131
Changes in fair value of debt	6,170	—
Changes in fair value of Revenue Interest Financing and PIPE Conversion Option	2,220	1,490
Changes in fair value of earn-out liabilities	910	14,190
Other income (expense), net	(213)	172
Total other income:	14,756	17,052
Income before income taxes	7,474	5,662
Provision for income taxes	(95)	(76)
Net income	$7,379	$5,586
Net income per share
Basic	$1.54	$2.92
Diluted	$0.20	$2.78
Weighted-average shares outstanding
Basic	4,778,542	1,911,181
Diluted	6,017,438	1,967,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$7,379	$5,586
Other comprehensive loss:
Change in fair value of Revenue Interest Financing due to change in credit risk	(3,020)	(2,200)
Change in fair value of RTW Convertible Notes due to change in credit risk	(1,420)	—
Comprehensive income	$2,939	$3,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(dollars in thousands, except share amounts)

	Common Sock
			Additional	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Deficit
Balance as of January 1, 2024	1,907,529	$2	$143,010	$(700)	$(212,799)	$(70,487)
Exercise of stock options	186	—	9	—	—	9
Issuance of common stock for the exercise of Public Warrants	6	—	—	—	—	—
Issuance of common stock from equity line financing (Note 12)	5,730	—	378	—	—	378
Issuance of common stock in connection with vesting of RSU awards	2,505	—	—	—	—	—
Stock-based compensation expense	—	—	552	—	—	552
Other comprehensive loss	—	—	—	(2,200)	—	(2,200)
Net income	—	—	—	—	5,586	5,586
Balance as of March 31, 2024	1,915,956	$2	$143,949	$(2,900)	$(207,213)	$(66,162)

Balance as of January 1, 2025	2,710,607	$3	$152,596	$8,370	$(238,947)	$(77,978)
Exercise of stock options
Issuance of common stock in connection with vesting of RSU awards	3,505	—	—	—	—	—
Issuance of common stock in connection with RTW Private Placement, net of issuance costs	841,751	—	2,500	—	—	2,500
Issuance of common stock in connection with January Public Offering, net of issuance costs	1,240,000	1	1,262	—	—	1,263
Issuance of common stock in connection with February Public Offering and Leavitt Private Placement, net of issuance costs	1,167,686	1	588	—	—	589
Stock-based compensation expense	—	—	897	—	—	897
Other comprehensive loss	—	—	—	(4,440)	—	(4,440)
Net income	—	—	—	—	7,379	7,379
Balance as of March 31, 2025	5,963,549	$5	$157,843	$3,930	$(231,568)	$(69,790)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities:
Net income	$7,379	$5,586
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	212	199
Depreciation and amortization	203	367
Stock-based compensation	897	552
Provision for uncollectible accounts	72	—
Unrealized exchange (gain) loss	(335)	314
Provision for inventory	25	209
Change in fair value of warrant liabilities	(5,669)	(3,131)
Change in fair value of derivative liabilities	—	62
Change in fair value of debt	(6,170)	—
Change in fair value of Revenue Interest Financing and PIPE Conversion Option	(2,220)	(1,490)
Change in fair value of earn-out liabilities	(910)	(14,190)
Change in fair value of Share Obligation	700	—
Non-cash interest expense	—	315
Issuance costs associated with warrants recorded at fair value	1,137	—
Changes in operating assets and liabilities:
Accounts receivable	(883)	1,673
Inventory	22	330
Prepaid expenses, other current and long-term assets	147	244
Lease liabilities	(199)	(238)
Accounts payable	(2,409)	1,551
Accrued expenses and other current liabilities	(1,468)	(989)
Net cash used in operating activities	$(9,469)	$(8,636)
Investing Activities:
Purchases of property and equipment	—	(104)
Net cash used in investing activities	$—	$(104)
Financing Activities:
Proceeds from equity offerings, net of issuance costs	14,499	—
Proceeds from option and warrant exercises	—	9
Proceeds from equity line financing	—	378
Net cash provided by financing activities	$14,499	$387
Net increase (decrease) in cash and cash equivalents and restricted cash	5,030	(8,353)
Cash and cash equivalents and restricted cash at beginning of period	15,718	38,421
Cash and cash equivalents and restricted cash at end of period	$20,748	$30,068
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$1,831
Supplemental cash flow information on non-cash investing and financing activities
Purchase of property and equipment included in accounts payable	—	73
Deferred financing costs in accounts payable and accrued expenses	921	—
Change in fair value of RTW Convertible Notes through OCI	(1,420)	—
Change in fair value of Revenue Interest Financing through OCI	(3,020)	(2,200)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

A reconciliation of the amounts of cash and cash equivalents and restricted cash in the condensed consolidated balance sheets to the amount in the condensed consolidated statements of cash flows is as follows (in thousands):

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$20,408	$15,379
Restricted cash included in other long-term assets	340	339
Cash and cash equivalents and restricted cash shown in the statement of cash flows	$20,748	$15,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

The Company also offers tiered access to artificial intelligence ("AI")-powered remote patient monitoring tools, a mobile app for patients and a clinic dashboard for providers, referred to as the Allurion Virtual Care Suite (“VCS”) and, collectively with the Allurion Balloon, referred to as the “Allurion Program.” The base tier of the VCS is free of charge to those purchasing the Allurion Balloon, as well as customers looking for a weight-loss management platform for patients utilizing other weight loss treatments, including anti-obesity medications and bariatric surgery. More full-scale versions of the VCS are available to health care providers on an upgrade basis. Allurion currently markets the Allurion Program in over 50 countries, and the Company operates subsidiaries in the United States, France, the United Arab Emirates, the United Kingdom, Italy, Spain, Australia and Mexico.

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

The Business Combination was accounted for as a reverse capitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, Compute Health was treated as the “acquired” company for financial reporting purposes and Legacy Allurion was the accounting “acquirer.” Accordingly, the Business Combination was treated as the equivalent of Legacy Allurion issuing stock for the net assets of Compute Health, accompanied by a recapitalization. As a result of the reverse recapitalization, the assets and liabilities of the Company are presented at their historical carrying values, and the assets and liabilities of Compute Health are recognized on the acquisition date and measured on the basis of the net proceeds from the capital transaction, with no goodwill or other intangible assets recorded. This determination is primarily based on the fact that, immediately following the Business Combination, Legacy Allurion stockholders had a majority of the voting power of Allurion, Legacy Allurion controlled the majority of the board seats of Allurion, and Legacy Allurion senior management comprised all of the senior management of Allurion. The equity structure has been restated in all comparative periods up to the Closing Date to reflect the number of shares of the Company's common stock, par value $0.0001 per share ("Common Stock," “Allurion Common Stock” or the “Company’s Common Stock”), issued to Legacy Allurion stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Allurion's convertible preferred stock and Legacy Allurion common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio of approximately 0.9780 (the "Exchange Ratio") established in the Business Combination. The Exchange Ratio established in the Business Combination is prior to the Reverse Stock Split (as defined below) and did not change as a result of the Reverse Stock Split. As a result of this retrospective application, certain prior period balances within the condensed consolidated financial statements have changed. Refer to Note 3, Business Combination for further discussion regarding the closing of the Business Combination with Compute Health.

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to the "Company", "our", and "Allurion" refer to the condensed consolidated operations of Allurion Technologies, Inc. and its subsidiaries after giving effect to the Business Combination. References to CPUH and Compute Health refer to Compute Health Acquisition Corp. and its subsidiaries prior to the consummation of the Business Combination, and references to "Legacy Allurion" refer to Allurion Technologies, Inc. prior to the consummation of the Business Combination.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Any reference in these notes to the applicable accounting guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification ("ASC"), and Accounting Standards Update ("ASU"), of the Financial Accounting Standards Board ("FASB"). They should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2024 included in the Company's Annual Report on Form 10-K filed with the SEC on March 27, 2025 ("Annual Report on Form 10-K"). The financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 presented in this report are unaudited; however, in the opinion of management, such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency for all of our foreign subsidiaries is the United States dollar except Allurion Australia Pty Ltd., which uses the Australian dollar. When remeasuring from a local currency to the functional currency, assets and liabilities are remeasured into U.S. dollars at exchange rates in effect at the balance sheet dates and results of operations transacted in local currency are remeasured into U.S. dollars using average exchange rates for the period presented. A gain from remeasurement of $0.3 million and a loss from remeasurement of $0.3 million for the three months ended March 31, 2025 and 2024, respectively, are recorded in the statements of operations within Other income (expense), net. The Company translates the foreign functional currency financial statements to U.S. dollars for Allurion Australia Pty Ltd. using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions. The effects of foreign currency translation adjustments were immaterial for the three months ended March 31, 2025 and 2024.

Reverse Stock Split

The Company held its annual meeting of stockholders on December 16, 2024 (the “Annual Meeting”), and upon the recommendation of the Board of Directors (the “Board”) of the Company, the Company’s stockholders approved a certificate of amendment to the Company’s Amended and Restated Certificate of Incorporation (as amended and restated from time to time, the "Charter") to effect a reverse stock split of the Company’s Common Stock at a ratio between 1-for-10 and 1-for-25, with the final ratio to be determined by the Board in its sole discretion.

On December 23, 2024, following the Annual Meeting, the Board approved a reverse stock split of the Common Stock at a ratio of 1-for-25 (the “Reverse Stock Split”). Effective as of 12:01 a.m. Eastern Time on January 3, 2025, the Company filed an amendment to its Charter to effectuate the Reverse Stock Split.

As a result of the Reverse Stock Split, every 25 shares of the Company’s Common Stock issued or outstanding were automatically reclassified into one validly issued, fully-paid and non-assessable new share of Common Stock, subject to the treatment of fractional shares as described below, without any action on the part of the holders. Trading of the Common Stock on the NYSE commenced on a split-adjusted basis at market open on January 3, 2025 under the existing trading symbol “ALUR.”

No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise be entitled to receive fractional shares as a result of the Reverse Stock Split were automatically entitled to receive an additional fraction of a share of Common Stock to round up to the next whole share.

Proportional adjustments were also made to the number of shares of Common Stock awarded and available for issuance under the Company’s equity incentive plans, as well as the exercise price and the number of shares issuable upon the exercise or conversion of the Company’s outstanding stock options, restricted stock units and other equity securities under the Company’s equity incentive plans. Additionally, all outstanding convertible notes were adjusted in accordance with their terms, which resulted, among other changes to the convertible note terms, in proportionate adjustments being made to the number of shares issuable upon exercise of such convertible notes and to the exercise and redemption prices of such convertible notes. All outstanding warrants were also adjusted in accordance with their terms, which resulted, among other changes to the warrant terms, in proportionate adjustments being made to the number of shares issuable upon exercise of such warrants and to the exercise and redemption prices of such warrants. Specifically, following the effectiveness of the Reverse Stock Split, every 25 shares of Common Stock that may be purchased pursuant to the exercise of public warrants will represent one share of Common Stock that may be purchased pursuant to such warrants. Accordingly, for the Company’s warrants trading under the symbol “ALUR WS” on the NYSE, each whole public warrant following the Reverse Stock Split is exercisable for 0.056818 shares of Common Stock at an exercise price of $202.50 per share, which is based on each public warrant being exercisable for 1.420455 shares of Common Stock before the Reverse Stock Split, adjusted for the 25:1 reverse stock split ratio.

Unless otherwise indicated, all authorized, issued, and outstanding shares and per share amounts contained in the accompanying condensed consolidated financial statements have been adjusted to reflect the 1-for-25 Reverse Stock Split for all periods presented. As a result, net income per share was also retrospectively adjusted for periods ended prior to the Reverse Stock Split.

The Company has evaluated whether there are certain events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are issued.

The Company has incurred recurring losses since inception, anticipates net losses and negative operating cash flows for the near future, and may be unable to remain in compliance with certain financial covenants required under its credit facilities. Through March 31, 2025, the Company has funded its operations primarily with proceeds from the sale of its Common Stock and convertible preferred stock, issuance of convertible notes, issuance of term loans, and funds received upon consummation of the Business Combination. The Company has incurred recurring losses and cash outflows from operating activities since its inception, including losses from operations of $7.3 million and $11.4 million and cash outflows from operating activities of $9.5 million and $8.6 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had an accumulated deficit of $231.6 million. The Company expects to continue to generate operating losses for the foreseeable future.

Until such time as we can generate sufficient revenue to fund operations, we expect to use proceeds from the issuance of equity, debt financings, or other capital transactions to fund our operations and satisfy our liquidity requirements, but the amount and timing of such financings are uncertain. Based on the Company's recurring losses from operations incurred since inception, its expectation of continuing operating losses for the foreseeable future, the potential need to raise additional capital to finance its future operations, and the potential of being unable to remain in compliance with certain financial covenants under its credit facilities, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

2. Summary of Significant Accounting Policies

There have been no significant changes to the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” to the consolidated audited financial statements as of and for the year ended December 31, 2024 included in our Annual Report on Form 10-K.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management considers many factors in selecting appropriate financial accounting policies and controls in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ from those estimates.

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

Significant customers are those that represent more than 10% of the Company’s total revenue for the three months ended March 31, 2025 and 2024 or its accounts receivable, net balance as of March 31, 2025 and December 31, 2024. The following table presents customers that represent 10% or more of the Company’s total revenue and accounts receivable, net:

	Revenue		Accounts Receivable
	Three Months Ended March 31,		March 31,	December 31,
	2025	2024	2025	2024
Customer A	11%	N/A	13%	N/A
Customer B	N/A	N/A	10%	14%

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity’s Own Equity, which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. The Company adopted ASU 2020-06 effective January 1, 2024 under the modified retrospective method of transition approach. The adoption of ASU 2020-06 did not have an impact on the Company’s condensed consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The adoption of this standard did not have a material impact on the Company's disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company's condensed consolidated financial statements and related disclosures.

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

Upon the closing of the Business Combination, (a) holders of Legacy Allurion common stock received shares of Allurion Common Stock in an amount determined by application of the Exchange Ratio of approximately 0.9780 (the Exchange Ratio established in the Business Combination is prior to the Reverse Stock Split and did not change as a result of the Reverse Stock Split), (b) each then-outstanding share of Legacy Allurion preferred stock was converted into the right to receive shares of Allurion Common Stock equal to the number of shares of Legacy Allurion common stock that would be issued upon conversion of such outstanding share of Legacy Allurion preferred stock based on the applicable conversion ratio multiplied by the Exchange Ratio, (c) each then-outstanding and unexercised Legacy Allurion option was converted into a new Allurion option on the same terms and conditions as were applicable to such Legacy Allurion option based on the Exchange Ratio, (d) each then-outstanding Legacy Allurion warrant was converted into a new Allurion warrant based on the Exchange Ratio ("Rollover Warrant"), (e) each then-outstanding Legacy Allurion restricted stock unit was converted into a rollover restricted stock unit based on the Exchange Ratio, and (f) certain amounts of loans made by Compute Health Sponsor LLC (the "Sponsor") to CPUH, which balance was $3.7 million at the time of the Business Combination, were converted into 21,023 shares of Allurion Common Stock (as adjusted for the Reverse Stock Split). For periods prior to the Business Combination, the reported share and per share amounts have been retroactively converted by applying the Exchange Ratio. The consolidated assets, liabilities, and results of operations prior to the Business Combination are those of Legacy Allurion.

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

(1) Consists of Legacy Allurion common stock and Legacy Allurion preferred stock, plus the issuance of Allurion Common Stock in connection with the vesting of RSUs at closing, less the Gaur Trust Contributed Shares (as defined below).

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

Revenue Interest Financing Agreement, Side Letter and PIPE Conversion Option

On February 9, 2023, concurrently with the execution of the Business Combination Agreement, the Company entered into the Revenue Interest Financing Agreement (as amended, the "Revenue Interest Financing Agreement") with certain entities that engaged RTW Investments, LP (together with its affiliates, "RTW") as investment manager (the "Revenue Interest Financing"). Pursuant to the Revenue Interest Financing Agreement, at the closing of the Business Combination, RTW paid Allurion an aggregate of $40.0 million (the “Investment Amount”). In exchange for the Investment Amount, Allurion will remit revenue interest payments on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by Allurion and its subsidiaries at a rate up to 6.0% of annual net sales prior to December 31, 2026. On or after January 1, 2027, the Company will remit revenue interest payments at a rate up to 10.0% of annual net sales, and it will continue to make revenue interest payments to RTW until December 31, 2030. The Revenue Interest Financing Agreement was amended pursuant to the RIFA Amendment (as defined below) on April 14, 2024. The RIFA Amendment, among other things, increased the rate of revenue interest payments to be paid to RTW on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by Allurion and its subsidiaries. Refer to Note 9, Revenue Interest Financing, Side Letter, and PIPE Conversion Option below for further discussion on the Revenue Interest Financing.

Additionally, in connection with the Company entering into the Revenue Interest Financing Agreement, the Company, Compute Health, Legacy Allurion, Merger Sub II and RTW entered into a side letter (the "RTW Side Letter") on February 9, 2023 under which RTW was granted the right to elect to convert up to $7.5 million of its initial PIPE Investment into an additional revenue interest financing by forfeiting a number of shares of Allurion Common Stock acquired by its PIPE Investment. Refer to Note 9, Revenue Interest Financing, Side Letter, and PIPE Conversion Option below for further discussion on the Revenue Interest Financing.

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

Fortress Credit Agreement

In connection with the closing of the Business Combination, the Company entered into a term loan facility (the “Fortress Term Loan”) pursuant to a Credit Agreement and Guaranty, dated as of August 1, 2023 (the “Fortress Credit Agreement”), with Fortress Credit Corp. (“Fortress”), as administrative agent for the lenders party thereto from time to time. Under the terms of the Fortress Term Loan, we borrowed $60.0 million, which was used to repay the outstanding principal, accrued and unpaid interest, and other obligations with respect to the 2021 Term Loan (as defined below). Additionally, per the terms of the Fortress Term Loan and Backstop Agreement (as defined below), Allurion issued an aggregate of 38,000 shares of Allurion Common Stock to an affiliate of Fortress pursuant to a subscription agreement between Allurion and such affiliate. Refer to Note 8, Debt for further discussion on the Fortress Term Loan.

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

RSU Forfeiture Agreement

On May 2, 2023, Krishna Gupta, a member of the Company's Board, entered into a letter agreement with Legacy Allurion (the “RSU Forfeiture Agreement”), pursuant to which, among other things, upon the terms and subject to the conditions set forth therein,

Mr. Gupta agreed to forfeit 3,170 restricted stock units of Allurion (the “Forfeited RSUs”). The Forfeited RSUs were terminated and cancelled without consideration therefor immediately following the closing of the Business Combination Agreement.

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

Sponsor Support Agreement

On February 9, 2023, Allurion entered into a support agreement (the "Sponsor Support Agreement"), pursuant to which immediately prior to the CPUH Merger Effective time, (a) the Sponsor recapitalized each of the Sponsor’s 21,442,500 shares of Compute Health Class B Common Stock, and all 12,833,333 of the Sponsor’s warrants to purchase shares of Class A Common Stock, into 2,088,327 shares of Compute Health Class A Common Stock and (b) the additional Class B Holders set forth on Schedule I of the Sponsor Support Agreement recapitalized his or her 30,000 shares of Compute Health Class B Common Stock into 21,120 shares of Compute Health Class A Common Stock (the "CPUH Recapitalization"). Subsequently, at the CPUH Merger Effective Time, each such share of Compute Health Class A Common Stock was converted into shares of Allurion Common Stock at an exchange ratio of 1.420455, prior to giving effect to the Reverse Stock Split.

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

4.
Revenue

Revenue by geographic region is based on the country in which our customer is located and is summarized by geographic area as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Spain	$749	$1,112
Egypt	600	—
France	—	1,671
United Kingdom	81	1,256
All Other Countries	4,150	5,347
Total Revenues	$5,580	$9,386

There is currently no revenue generated in the United States from sales of the Allurion Balloon. For the three months ended March 31, 2025, $1.8 million of revenue was generated in five countries included within All Other Countries in the table above, representing approximately 32% of Total Revenues, with each country responsible for approximately 5% to 8% of the total. Remaining revenue was generated by sales in 29 other countries included within All Other Countries. For the three months ended March 31, 2024, $2.9 million of revenue was generated in five countries included within All Other Countries, representing approximately 31% of Total Revenues, with each country responsible for approximately 2% to 9% of the total. Remaining revenue was generated by sales in 38 other countries included within All Other Countries.

5.
Inventory

Inventory consists of the following (in thousands):

	March 31,	December, 31
	2025	2024
Finished goods	$1,352	$1,789
Work in progress	1,155	763
Raw materials	845	848
Total Inventory	$3,352	$3,400

Inventory is stated net of $1.6 million for the provision for excess and obsolete inventory as of March 31, 2025 and December 31, 2024.

6.
Property and Equipment, net

Property and equipment consist of the following (in thousands):

		March 31,	December 31,
	Estimated Useful Life (in Years)	2025	2024
Computers and purchased software	3	$618	$618
Leasehold improvements	Shorter of useful life or lease term	1,943	1,943
Furniture and fixtures	5	291	291
Machinery and equipment	3-5	3,960	3,960
Property and equipment—at cost		6,812	6,812
Less accumulated depreciation and amortization		(4,529)	(4,357)
Construction in progress		14	14
Property and equipment—net		$2,297	$2,469

Depreciation expense was $0.2 million and $0.4 million for each of the three months ended March 31, 2025 and 2024, respectively, recorded as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$127	$201
Research and development	55	49
General and administrative	8	64
Sales and marketing	13	53
Total depreciation and amortization expense	$203	$367

7.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Marketing reimbursement	$910	$821
Accrued compensation	1,524	1,046
Accrued selling and marketing	140	91
Accrued professional fees	729	1,164
Accrued warranty	14	14
Accrued restructuring	2,703	3,165
Other accrued expenses	4,072	5,121
Total accrued expenses and other current liabilities	$10,092	$11,422

In November 2024, the Company's management approved and initiated plans to reduce its cost structure. The Company recorded $3.9 million of restructuring charges and ($0.2) million of restructuring credits, and paid $0.3 million and $0.8 million of restructuring charges during the three months ended March 31, 2025 and the year ended December 31, 2024, respectively, related to this restructuring plan. The restructuring plan initiated during the year ended December 31, 2024 is expected to the be completed during the first half of 2025. Substantially all of the charges represent the severance cost of terminated employees, and are included in cost of revenue and operating expenses in the statement of operations. The following table rolls forward the activity in the restructuring accrual for the November 2024 action through the three months ended March 31, 2025:

Accrual at December 31, 2023	$—
Restructuring charges and related costs	3,953
Cash payments	(788)
Accrual at December 31, 2024	3,165
Restructuring charges and related costs	(266)
Cash payments	(196)
Accrual at March 31, 2025	$2,703

8.
Debt

The components of the Company’s third-party debt consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
RTW Convertible Notes	$50,820	$50,069
Total principal amounts of debt	50,820	50,069
Change in fair value	(19,860)	(14,359)
Long-term debt, net of current portion and discounts	$30,960	$35,710

Term Loans

2021 Term Loan

In March 2021, the Company entered into a loan and security agreement (as amended, the “2021 Term Loan” and the “2021 Term Loan Agreement”) with Runway Growth Credit Fund, Inc. that provided for borrowings up to $25.0 million.

In December 2021, the 2021 Term Loan Agreement was amended (the “2021 Term Loan Amendment”) to extend the maturity date of the 2021 Term Loan to December 30, 2025 and provide for an additional $20.0 million of borrowings. In December 2021, the Company issued warrants exercisable for 132,979 shares of Legacy Allurion Series C preferred stock as consideration for the 2021 Term Loan Amendment and the draw down related to the 2021 Term Loan Agreement. The fair value of these warrants was determined to be $0.3 million upon issuance and are classified as a warrant liability on the condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024 (see Note 10, Fair Value Measurements). Upon the closing of the Business Combination and after giving effect to the Reverse Stock Split, these warrants were converted into warrants exercisable for 5,203 shares of Allurion Common Stock.

In June 2022, the 2021 Term Loan Agreement was amended to revise definitional terms for certain milestone events, the final payment amount, and certain financial covenants. In September 2022, the 2021 Term Loan Agreement was further amended to, among other things, increase additional borrowing up to $15.0 million.

During June through December of 2022, the Company drew an additional $30.0 million of the 2021 Term Loan and issued warrants exercisable for 88,440 shares of Series D-1 preferred stock. The fair value of these warrants was determined to be $0.8 million upon issuance and are classified as a warrant liability on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 (see Note 10, Fair Value Measurements). Upon the closing of the Business Combination and after giving effect to the Reverse Stock Split, the warrants exercisable for 88,440 shares of Series D-1 preferred stock were converted into warrants exercisable for 3,620 shares of Allurion Common Stock.

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

Fortress Term Loan

On August 1, 2023, the Company entered into the Fortress Term Loan pursuant to the Fortress Credit Agreement with Fortress that provided gross proceeds of $60 million. The Fortress Term Loan had a maturity date of June 30, 2027 and accrued interest per annum at a rate of 6.44% plus the greater of (i) the Wall Street Journal Prime Rate and (ii) 3.0%, which interest was payable in arrears on a monthly basis. The Fortress Term Loan provided for an exit payment equal to 3.0% of the Fortress Term Loan (the "Exit Fee") due upon prepayment or the maturity date of the Fortress Term Loan, in addition to any early prepayment fee. The Exit Fee is treated as additional interest expense and is accreted over the life of the loan using the effective interest method. Proceeds of the Fortress Term Loan were used, in part, to repay all amounts outstanding under the 2021 Term Loan. In connection with the issuance of the Fortress Term Loan, the Company paid issuance costs of $2.5 million, which were recorded as a debt discount and amortized over the remaining life of the loan.

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

The Company assessed the terms and features of the Fortress Credit Agreement in order to identify any potential embedded features that would require bifurcation or any beneficial conversion features. The terms and features assessed included, under certain circumstances, a default interest rate of 3% that would apply to all outstanding obligations during the occurrence and continuance of an event of default. In accordance with ASC 815, Derivatives and Hedging ("ASC 815"), the Company concluded that this feature is not clearly and closely related to the host instrument and represents an embedded derivative (the "Term Loan Derivative Liability") that is required to be re-measured at fair value on a quarterly basis. At the inception of the Fortress Term Loan, the fair value of the embedded derivative was determined to be immaterial. The Term Loan Derivative Liability was fair valued to zero in connection with the repayment of the Fortress Term Loan, with a corresponding $2.0 million gain recorded in other income, net in the condensed consolidated statement of operations for the year ended December 31, 2024.

On April 16, 2024, the Company repaid all outstanding obligations under the Fortress Term Loan with proceeds from the Amended Note Purchase Agreement (as defined below) with RTW. The total payoff amount was $48.0 million, consisting of $43.1 million repayment of principal, a $2.7 million prepayment fee, a $1.3 million exit fee, $0.6 million of other fees paid directly to

Fortress, and $0.3 million of accrued interest. The Company recorded an $8.7 million loss on extinguishment of debt in connection with the Fortress Term Loan repayment in the condensed consolidated statement of operations for year ended December 31, 2024.

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

The 2021 Convertible Notes provided that, effective upon either a Special Purpose Acquisition Company (i.e. “deSPAC”) transaction, closing of a qualified financing, or closing of a non-qualified financing, all of the outstanding principal and interest would automatically convert into shares of Legacy Allurion common stock or shares of the same class or series of capital stock issued in the qualified financing in an amount equal to the balance of the 2021 Convertible Notes on the date of conversion divided by the capped conversion price, calculated by dividing $600.0 million by the fully diluted capitalization of the Company immediately prior to the conversion of the 2021 Convertible Notes.

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

2023 Convertible Notes

Between February and August 2023, the Company entered into a convertible note purchase agreement, and related side letters, for the sale of convertible notes (the "2023 Convertible Notes") to certain investors for gross proceeds of $28.7 million, with a stated interest rate of 7.0% per annum. The 2023 Convertible Notes provided that they would mature on December 31, 2026 unless previously converted pursuant to the terms of the note purchase agreement. The 2023 Convertible Notes also provided that, effective upon a deSPAC transaction, all of the outstanding principal and interest would automatically convert into a number of shares of Legacy Allurion common stock equal to the balance of the 2023 Convertible Notes on the date of conversion divided by the discounted capped conversion price, calculated by dividing $217.3 million by the fully diluted capitalization of the Company immediately prior to the conversion of the 2023 Convertible Notes.

Additionally, the 2023 Convertible Notes provided that, effective upon the closing of a qualified financing, holders of the 2023 Convertible Notes could optionally accelerate repayment of the principal and interest of the 2023 Convertible Notes or convert all of the outstanding principal and interest into shares of Legacy Allurion common stock or shares of the same class or series of capital stock issued in the qualified financing equal to the balance of the 2023 Convertible Notes on the date of conversion divided by the greater of the capped price or the discounted price. The capped price is calculated by dividing $260.0 million by the fully diluted capitalization of the Company immediately prior to the conversion of the 2023 Convertible Notes, and the discounted price is calculated as 85% of the cash price of the same class or series of capital stock issued in the qualified financing. The 2023 Convertible Notes were accounted for under the fair value option ("FVO") election of ASC 825 as the notes contain embedded derivatives, including the automatic conversion upon a deSPAC transaction prior to the deSPAC deadline, voluntary conversion upon a qualified financing, automatic repayment upon a sale event, and conversion rate adjustment, which would require bifurcation and separate accounting. These convertible notes are initially measured at their issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

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

On August 1, 2023, immediately prior to the closing of the Business Combination, the Company repaid $6.3 million of the HVL Bridge Note, leaving a principal balance of $6.3 million. Each Backstop Purchaser then purchased $2.0 million principal amount of the outstanding portion of the HVL Bridge Note, Allurion canceled the existing HVL Bridge Note and issued a new convertible note to HVL for the remaining balance together with all unpaid interest accrued since the date of issuance of $2.7 million, Allurion issued convertible notes to each Backstop Purchaser with an issuance date of the Closing Date (August 1, 2023) and an original principal amount of $2.0 million each, and Allurion issued 28,000 shares (and after giving effect to the Reverse Stock Split) of Allurion Common Stock to each Backstop Purchaser. Additionally, the outstanding 2023 Convertible Notes were converted into an aggregate 123,376 shares of Allurion Common Stock and (after giving effect to the Reverse Stock Split) with a corresponding recognition of APIC of $22.2 million, and are no longer outstanding.

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

Pursuant to the Amended Note Purchase Agreement, the Company issued and sold $48.0 million of convertible senior secured notes (the "RTW Convertible Notes"). The RTW Convertible Notes bear interest at an annual rate of 6%, which interest is paid quarterly in cash or, at the Company's option, in kind for the first three years. The RTW Convertible Notes will mature on April 16, 2031 unless previously converted pursuant to the terms of the Amended Note Purchase Agreement. The RTW Convertible Notes are convertible into shares of Allurion Common Stock, at a Purchaser’s election at any time after the earliest of (i) the date on which Stockholder Approval (as defined below) is obtained, (ii) December 31, 2025, (iii) the date of a Fundamental Change Company Notice (as defined in the Amended Note Purchase Agreement), and (iv) the Make-Whole Fundamental Change Effective Date (as defined in the Amended Note Purchase Agreement), subject to certain terms and limitations in the Amended Note Purchase Agreement, based on a conversion rate of 24.6920 shares of Common Stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $40.50 per share, which represents a 35% premium to the lowest price per share in an equity financing for capital raising purposes ending on the date on which the Company has raised aggregate gross offering proceeds of at least $15.0 million (the

“Next Equity Financing”). On July 1, 2024, the Company consummated the Public Offering, as described elsewhere in this Quarterly Report on Form 10-Q, which constituted a Next Equity Financing. The Amended Note Purchase Agreement provides that unless and until requisite approval of the Company’s stockholders is obtained (“Stockholder Approval”), the Company will not deliver Allurion Common Stock upon conversion of the RTW Convertible Notes in excess of 1% of the number of shares of Allurion Common Stock outstanding as of April 14, 2024. Stockholder Approval was obtained at the Company's Annual Meeting of Stockholders held on December 16, 2024.

On January 7, 2025, the Company and Allurion Technologies, LLC ("Allurion OpCo") entered into an Omnibus Amendment (the “Omnibus Amendment”) with Allurion Australia Pty Ltd, Allurion France, and RTW to amend the Amended Note Purchase Agreement, the Revenue Interest Financing Agreement, and the New RIFA (collectively, the "Existing Documents").

The Omnibus Amendment requires, among other things, (i) the Company and Allurion OpCo to maintain certain minimum balances of unrestricted cash in controlled accounts in the U.S. in the amounts corresponding to the calculations set forth therein, and (ii) the Company to receive minimum trailing 12-month consolidated Revenue (as defined in the Amended Note Purchase Agreement) in amounts set forth therein, tested quarterly beginning with the 12-month period ending September 30, 2025. The Omnibus Amendment also requires that (i) Allurion France shall have successfully regained marketing authorization from the Agence Nationale de Sécurité du Médicament (“ANSM”) in France on or prior to December 31, 2025 and (ii) Allurion OpCo shall have received Marketing Authorization from the U.S. Food & Drug Administration for the Commercialization of the Product in the United States no later than June 30, 2026.

Pursuant to the Omnibus Amendment, the investors and the purchasers party thereto will receive a number of shares of the Company’s Common Stock, representing in the aggregate five percent (5%) of the fully-diluted shares outstanding immediately after the closing of the offering and sale of Additional Shares (as defined in the Existing Documents) to be consummated no later than February 15, 2025, in connection with which the Company shall have raised at least $12.0 million aggregate net proceeds (the “Share Obligation”); provided that, in the event the Company cannot issue shares of Common Stock to the Investors and the Purchasers due to applicable law or NYSE listing rules, the Company will instead issue an equivalent (as-converted) number of shares of a newly created series of Series A-1 non-voting preferred stock (the “Series A-1 Preferred Stock”) and the Company shall include a proposal in a definitive proxy statement on Schedule 14A seeking stockholder approval no later than December 31, 2025 to allow the conversion of Series A-1 Preferred Stock into Common Stock; provided further that, each share of Series A-1 Preferred Stock outstanding on December 31, 2026 will, except to the extent prohibited by Delaware law governing distributions to stockholders (including the Delaware General Corporation Law), be redeemed by the Company for cash in an amount equal to the as-converted value of the underlying Common Stock.

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

The Share Obligation is accounted for as a liability under ASC 480, Distinguishing Liabilities from Equity ("ASC 480"). As the Share Obligation was initiated in exchange for amendments of the Amended Note Purchase Agreement, the Revenue Interest Financing Agreement, and the New RIFA, all of which are accounted for under the FVO election, the liability was recorded at its initial fair value of $1.3 million, with an offset to Other income (expense). The liability will be remeasured at estimated fair value on a recurring basis at each reporting period date until it is settled. The Omnibus Amendment results in a modification of the Amended Note Purchase Agreement, the Revenue Interest Financing Agreement, and the New RIFA.

For the three months ended March 31, 2025, the Company recorded a gain of $6.2 million and a loss of $1.4 million through the condensed consolidated statements of operations and other comprehensive income (loss), respectively.

The Company elected paid in kind interest for the three months ended March 31, 2025 related to the RTW Convertible Notes.

9.
Revenue Interest Financing, Side Letter, and PIPE Conversion Option

On February 9, 2023, Legacy Allurion entered into the Revenue Interest Financing Agreement. Pursuant to the Revenue Interest Financing, at the closing of the Business Combination, RTW paid Allurion an aggregate of $40.0 million Investment Amount. In exchange for the Investment Amount, Allurion will remit revenue interest payments on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by Allurion and its subsidiaries at a rate up to 6.0% of annual net sales prior to December 31, 2026. On or after January 1, 2027, the Company will remit revenue interest payments at a rate up to 10.0% of annual net sales, and it will continue to make revenue interest payments to RTW until December 31, 2030. Such payments were subsequently modified pursuant to the RIFA Amendment, discussed below.

If RTW has not received aggregate revenue interest payments equal to at least 100% of the Investment Amount by December 31, 2027, the Company must make a cash payment in an amount sufficient to catch RTW up to 100% of the Investment Amount. If RTW has not received revenue interest payments equal to at least 240% of the Investment Amount by December 31, 2030, the Company must make a cash payment in an amount sufficient to catch RTW up to 240% of the Investment Amount. In any event, RTW shall not receive aggregated revenue interest payments in excess of 260% of the Investment Amount. In addition, prior to December 31, 2025, the Company may prepay a pre-specified payment amount (the "Prepayment Amount") and terminate the Revenue Interest Financing Agreement. The Prepayment Amount shall be an amount equal to 165% of the Investment Amount less the sum of all revenue interest payments made to RTW prior to such date of prepayment.

The Revenue Interest Financing is accounted for under the FVO election of ASC 825 as the Revenue Interest Financing contains embedded derivatives, including the requirements to settle the Revenue Interest Financing prior to maturity upon the occurrence of certain contingent events and our ability to prepay the Revenue Interest Financing, which would require bifurcation and separate accounting. The Revenue Interest Financing was initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in fair value are recorded as a component of Other income (expense) in the condensed consolidated statements of operations. A portion of the estimated change in fair value must be reported in other comprehensive loss to the extent that it is attributable to instrument-specific credit risk. In connection with the issuance of the Investment Amount, we paid $1.2 million in issuance costs in August 2023, which were directly expensed through general and administrative expense due to the FVO election. As of March 31, 2025, the Company has made $4.2 million in royalty payments to RTW. Refer to Note 10, Fair Value Measurements, for additional information regarding the changes in fair value of the Revenue Interest Financing.

Concurrently, and in connection with the Amended Note Purchase Agreement, the Revenue Interest Financing Agreement was amended pursuant to an Omnibus Amendment (the "RIFA Amendment") by and among the Company, Allurion Opco, Allurion Australia Pty Ltd, a proprietary limited company organized under the laws of Australia and a wholly-owned subsidiary of the Company, the Original RIFA Investors (as defined therein) and RTW, on April 14, 2024. The RIFA Amendment, among other things, increased the rate of revenue interest payments to be paid to RTW on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by Allurion and its subsidiaries for net sales less than or equal to $100 million prior to December 31, 2026 from 6% to 12% and increased the rate on net sales less than or equal to $100 million on or after January 1, 2027 from 10% to 12%. Additionally, the Prepayment Amount was modified such that, prior to March 31, 2026, the Company is entitled to settle the Revenue Interest Financing for a prepayment amount that would allow the investors to yield a 20% internal rate of return.

The RIFA Amendment was accounted for as a modification with the change in fair value of the option held by RTW, pursuant to which RTW may elect to convert up to $7.5 million of its initial PIPE subscription into an additional revenue interest financing by forfeiting a number of shares of Common Stock acquired by the PIPE subscription (the “PIPE Conversion Option”). As such, the Revenue Interest Financing and PIPE Conversion Option were remeasured as of April 16, 2024 just prior to the RIFA Amendment, to $33.0 million and $6.6 million, respectively. The Revenue Interest Financing and PIPE Conversion Option were subsequently remeasured as of April 16, 2024 under the terms of the RIFA Amendment, to $39.0 million and $4.6 million, respectively.

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

On October 22, 2024, funds affiliated with RTW provided notice to the Company of their election of the PIPE Conversion Option under the Amended and Restated RTW Side Letter to surrender 30,000 shares of Common Stock of the Company representing $7.5 million in consideration for an additional Revenue Interest Financing Agreement. Accordingly, on October 30, 2024, the Company and the funds affiliated with RTW entered into the additional Revenue Interest Financing Agreement (the "New RIFA"). The New RIFA has substantially identical terms and conditions as the Revenue Interest Financing Agreement except that the amount of financing provided under the New RIFA is equal to the conversion amount of $7.5 million (the "Additional Investment Amount"). The Additional Investment Amount results in proportional increases to the minimum aggregate revenue interest payments described above.

The exercise of the PIPE Conversion Option was accounted for as a settlement of the derivative liability. As such, the PIPE Conversion Option was remeasured as of October 30, 2024 just prior to conversion, to $7.4 million. The PIPE Conversion Option was subsequently reclassified as an addition to the Revenue Interest Financing liability upon conversion into the New RIFA. The New RIFA was accounted for under the FVO election, similar to the Revenue Interest Financing. As such, the New RIFA, together with the Revenue Interest Financing was remeasured as of October 30, 2024 to $48.9 million. Additionally, to account for the 30,000 forfeited shares in connection with the exercise of the PIPE Conversion Option, the total shares were valued based on the October 30, 2024 closing share price of $18.25, resulting in a $0.5 million reduction of APIC. As of March 31, 2025, the fair value of the Revenue Interest Financing and New RIFA was $50.0 million.

For the three months ended March 31, 2025, the Company recorded a $2.2 million gain and a $3.0 million loss on the Revenue Interest Financing through the condensed consolidated statements of operations and other comprehensive income (loss), respectively. The changes in fair value were recorded in the Changes in fair value of Revenue Interest Financing and PIPE Conversion Option in the condensed consolidated statement of operations.

10.
Fair Value Measurements

The following tables present the fair value hierarchy for the Company's assets and liabilities that are measured at fair value at issuance date and on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

Fair Value Measurement as of March 31, 2025
	Total Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$17,115	$17,115	$—	$—
Total assets	$17,115	$17,115	$—	$—
Liabilities:
Legacy Allurion Common Stock Warrant Liabilities	$10	$—	$—	$10
Public Warrants	383	383	—	—
Public Offering Warrants	1,231	—	—	1,231
July 2024 Private Placement Warrants	190	—	—	190
January 2025 Warrants	2,530	—	—	2,530
February 2025 Offering Warrants	4,920	—	—	4,920
Revenue Interest Financing	50,000	—	—	50,000
Earn-out Liability	180	—	—	180
RTW Convertible Notes	30,960	—	—	30,960
Success Fee Derivative Liability	14	—	—	14
RTW Share Obligation	700	—	—	700
Total Liabilities	$91,118	$383	$—	$90,735

Fair Value Measurement as of December 31, 2024
	Total Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$11,992	$11,992	$—	$—
Total assets	$11,992	$11,992	$—	$—
Liabilities:
Legacy Allurion Common Stock Warrant Liability	$41	$—	$—	$41
Public Warrants	396	396	—	—
Public Offering Warrants	3,630	—	—	3,630
July 2024 Private Placement Warrants	500	—	—	500
Revenue Interest Financing	49,200	—	—	49,200
Earn-out Liability	1,090	—	—	1,090
RTW Convertible Notes	35,710	—	—	35,710
Success Fee Derivative Liability	14	—	—	14
Total Liabilities	$90,581	$396	$—	$90,185

Public Warrants

As a result of the Business Combination on August 1, 2023, the Company recorded a liability for Public Warrants to purchase the Company's Common Stock. The Public Warrants are traded on the NYSE and are recorded at fair value using the closing price as of March 31, 2025 of $0.029, which is a Level 1 input.

Legacy Allurion Warrants, Public Offering Warrants, July 2024 Private Placement Warrants, January 2025 Warrants, and February 2025 Offering Warrants

The Company has classified the Legacy Allurion Common Stock Warrants, Public Offering Warrants (defined below), July 2024 Private Placement Warrants (defined below), January 2025 Warrants (defined below), and February 2025 Offering Warrants (defined below) within Level 3 of the hierarchy as the fair value is derived using the Black-Scholes option pricing model, which uses a combination of observable (Level 2) and unobservable (Level 3) inputs. See table below for the assumptions used in the pricing model of the Legacy Allurion Common Stock Warrants, Public Offering Warrants, July 2024 Private Placement Warrants, January 2025 Warrants, and February 2025 Offering Warrants:

	Measurement Date	Interest Rate	Exercise Price	Estimated Fair Value of Underlying Share Price	Expected Volatility	Expected Life (Years)
Legacy Allurion Series C Preferred Stock warrants (as converted to Common)	March 31, 2025	4.03%	$168.25	$3.21	105.6%	6.00
Legacy Allurion Other Common Stock	March 31, 2025	3.89%	26.25	3.21	105.6%	2.44
Legacy Allurion Series D-1 Preferred Stock warrants (as converted to Common)	March 31, 2025	4.03%-4.11%	303.50	3.21	105.6%	6.00-7.46
Public Offering Warrants	March 31, 2025	3.93%	6.00-30.00	3.21	100.0%	4.25
July 2024 Private Placement Warrants	March 31, 2025	3.93%	30.00	3.21	100.0%	4.25
January 2025 Warrants	March 31, 2025	3.96%	6.00	3.21	95.0%	5.01
February 2025 Offering Warrants	March 31, 2025	3.96%	5.23	3.21	95.0%	5.01

	Measurement Date	Interest Rate	Exercise Price	Estimated Fair Value of Underlying Share Price	Expected Volatility	Expected Life (Years)
Legacy Allurion Series C Preferred Stock warrants (as converted to Common)	December 31, 2024	4.44%	$168.25	$10.75	90%	6.25
Legacy Allurion Other Common Stock	December 31, 2024	4.26%	26.25	10.75	90%	2.69
Legacy Allurion Series D-1 Preferred Stock warrants (as converted to Common)	December 31, 2024	4.44%-4.5%	303.50	10.75	90%	6.25-7.71
Public Offering Warrants	December 31, 2024	4.35%	30.00	10.75	90%	4.50
July 2024 Private Placement Warrants	December 31, 2024	4.35%	30.00	10.75	90%	4.50

Expected dividend yield for all calculations is 0.00%.

The following table reconciles the changes in fair value for the three months ended March 31, 2025 and 2024 of the warrant liabilities valued using Level 3 inputs:

	Preferred Stock Warrants (as converted to Common)	Common Stock Warrants	Public Offering Warrants	July 2024 Private Placement Warrants	January 2025 Warrants	February 2025 Offering Warrants	Total
Balance – January 1, 2024	$642	$179	$—	$—	$—	$—	$821
Change in fair value	(409)	(108)	—	—	—	—	(517)
Balance – March 31, 2024	$233	$71	$—	$—	$—	$—	$304

Balance - January 1, 2025	$32	$9	$3,630	$500	$—	$—	$4,171
Fair value at issuance	—	—	—	—	5,344	5,021	10,365
Change in fair value	(23)	(8)	(2,399)	(310)	(2,814)	(101)	(5,655)
Balance – March 31, 2025	$9	$1	$1,231	$190	$2,530	$4,920	$8,881

2019 Term Loan Success Fee Derivative Liability

The derivative liability for the success fee associated with Legacy Allurion's November 2019 loan and security agreement with Western Alliance Bank (the "2019 Term Loan" and such fee, the "Success Fee") was recorded at fair value as of March 31, 2025 and December 31, 2024 using the following assumptions: weighted-average probability for the likelihood of a change in control or liquidity event within four years from the initial valuation date of the derivative liability and a market-based discount rate that will increase or decrease each period based on changes in the probability in the future cash flows.

Revenue Interest Financing and PIPE Conversion Option

The Revenue Interest Financing is accounted for using the FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The fair value of the Revenue Interest Financing was remeasured as of March 31, 2025 using a discounted cash flow ("DCF") method under the income approach utilizing future revenue projections and a discount rate of 22.8%.

The fair value of the PIPE Conversion Option was accounted for as a derivative under ASC 815. Upon the exercise of the PIPE Conversion Option and resulting New RIFA on October 30, 2024, the PIPE Conversion Option was reclassified as an addition to the Revenue Interest Financing liability, and as such there is no PIPE Conversion Option liability as of December 31, 2024 and March 31, 2025.

Earn-Out Liability

Upon the closing of the Business Combination, the Earn-Out Shares were accounted for as a liability because the triggering events that determine the number of shares to be earned included events that were not indexed to Allurion Common Stock, with the change in fair value recognized in Change in the fair value of earn-out liabilities in the condensed consolidated statement of operations. The estimated fair value of the Earn-Out Shares was determined using a MCSM with the following assumptions at each valuation date:

	March 31, 2025	December 31, 2024
Stock Price	$3.21	$10.75
Risk-free interest rate	3.9%	4.3%
Expected term (in years)	3.3	3.6
Expected volatility	115.0%	109.0%

Term Loan Derivative Liability

The Term Loan derivative liability associated with the Fortress Term Loan was derecognized during the second quarter of 2024 as the Fortress Term Loan was repaid on April 16, 2024.

RTW Convertible Notes

The RTW Convertible Notes are accounted for using the FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently measured at estimated fair value on a recurring basis at each reporting period date. The fair value of the RTW Convertible Notes was remeasured as of March 31, 2025 using a DCF method under the income approach with a MCSM applied to determine the simulated stock price at each payment date and event that may trigger conversion of the RTW Convertible Notes. The fair value was measured using the $48.0 million principal amount of the RTW Convertible Notes and the following assumptions:

	March 31, 2025	December 31, 2024
Stock Price	$3.21	$10.75
Risk-free interest rate	4.0%	4.4%
Expected term (in years)	6.0	6.3
Expected volatility	92.5%	90.0%

Share Obligation

The Share Obligation is accounted for as a liability under ASC 480, with the liability initially measured at its issue-date estimate fair value and subsequently measured at it's estimated fair value on a recurring basis at each reporting period date. The estimated fair value of the Share Obligation was determined using a MCSM with the following assumptions at the valuation date:

March 31, 2025
Risk-free interest rate	4.0%
Expected term (in years)	1.8
Expected volatility	167.5%
Expected market yield	25.9%

The changes in the fair values of the Success Fee derivative liability, Revenue Interest Financing, PIPE Conversion Option, Earn-out liability, Term Loan Derivative liability, RTW Convertible Notes, and Share Obligation categorized with Level 3 inputs for the three months ended March 31, 2025 and 2024 were as follows:

	Success Fee Derivative Liability	Revenue Interest Financing	PIPE Conversion Derivative	Earn-Out Liability	Term Loan Derivative Liability	RTW Convertible Notes	Share Obligation	Total
Balance – January 1, 2024	$14	$36,200	$5,600	$23,990	$1,895	$—	$—	$67,699
Change in fair value	—	(3,400)	1,910	(14,190)	62	—	—	(15,618)
Change in fair value - OCI	—	2,200	—	—	—	—	—	2,200
Balance – March 31, 2024	$14	$35,000	$7,510	$9,800	$1,957	$—	$—	$54,281

Balance - January 1, 2025	$14	$49,200	$—	$1,090	$—	$35,710	$—	$86,014
Fair value upon issuance	—	—	—	—	—	—	1,297	1,297
Change in fair value	—	(2,220)	—	(910)	—	(6,170)	(597)	(9,897)
Change in fair value - OCI	—	3,020	—	—	—	1,420	—	4,440
Balance – March 31, 2025	$14	$50,000	$—	$180	$—	$30,960	$700	$81,854

The change in fair value of the Success Fee derivative liability, Revenue Interest Financing, PIPE Conversion Option, Earn-Out liability, Term Loan Derivative liability, RTW Convertible Notes, and Share Obligation at each period is recorded as a component of Other income (expense) in the condensed consolidated statements of operations, with the exception of the changes in fair value associated with the change in credit risk related to the Revenue Interest Financing and RTW Convertible Notes, which is recorded as a component of other comprehensive loss.

11.
Income Taxes

The Company recorded income tax expense of $0.1 million for each of the three months ended March 31, 2025 and 2024, representing an effective tax rate of 1.3% in each period. The tax expense recorded relates to the earnings of the Company’s profitable foreign subsidiaries.

As of March 31, 2025 and 2024, the Company maintained a full valuation allowance against its net deferred tax assets as the Company has incurred significant operating losses since inception and has concluded that its net deferred tax asset is not more-likely-than-not realizable.

As of March 31, 2025 and 2024, the Company has not recorded tax reserves for any uncertain tax provisions.

12.
Capital Stock and Stockholders’ Deficit

Preferred Equity

On June 28, 2024, the Company entered into a subscription agreement (the "Subscription Agreement") with RTW, pursuant to which the Company agreed to sell 2,260,159 shares of a newly created series of preferred stock, the Series A non-voting convertible preferred stock, par value $0.0001 per share ("Series A Preferred Stock"), and 90,407 private placement warrants ("July 2024 Private Placement Warrants") to purchase Common Stock, equal to the per share Public Offering (defined below) price for the shares of Common Stock and Public Offering Warrants (defined below) in the Public Offering (the "July 2024 Private Placement"). The July 2024 Private Placement closed on July 1, 2024 with net proceeds received of $2.5 million after deducting offering costs of $0.2 million.

The July 2024 Private Placement Warrants met the definition of a derivative under ASC 815. The gross proceeds from the July 2024 Private Placement were first allocated to the July 2024 Private Placement Warrants based on their issue-date estimated fair value of $1.7 million. The July 2024 Private Placement Warrants are subsequently remeasured at their estimated fair value on a recurring basis at each reporting period date, with a gain or loss recognized within Other income (expense). The remaining gross proceeds of $1.0 million were allocated to the Series A Preferred Stock. Of the $0.2 million in offering costs, $0.1 million was recorded against the Series A Preferred Stock as a reduction of proceeds and $0.1 million was expensed as general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

On December 19, 2024, following the Series A Stockholder Approval (as defined below) and after giving effect to the Reverse Stock Split, the 2,260,159 shares of Series A Preferred Stock were converted to 90,407 shares of Common Stock.

Allurion's Charter authorizes the issuance of up to 100,000,000 shares of Allurion preferred stock. As of March 31, 2025, no shares of Allurion Series A Preferred Stock were outstanding. The rights and preferences of the Series A Preferred Shares are as follows:

Voting Rights

The Series A Preferred Stockholders have no voting rights.

Dividend Rights

The Series A Preferred Stock participates in dividends with Common Stock on an as-converted basis when declared by the Board of Directors. No dividends were declared through March 31, 2025.

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

Conversion Rights

Each share of Series A Preferred Stock is convertible after the date that the Company's stockholders approve the conversion of the Series A Preferred Stock into shares of Common Stock in accordance with the listing rules of the NYSE (the “Series A

Stockholder Approval”). Upon the Series A Stockholder Approval, each share of Series A Preferred Stock then outstanding shall automatically convert into (i) a number of shares of Common Stock equal to the number of Series A Preferred Stock outstanding at the time of conversion, adjustable for certain dilutive events, and (ii) pre-funded conversion warrants in the form agreed by the holder and the Company, exercisable for a number of shares of Common Stock equal to the number of Series A Preferred Stock outstanding at the time of conversion, adjustable for certain dilutive events. This Series A Stockholder Approval was received on December 16, 2024.

Redemption

Each share of Series A Preferred Stock outstanding on December 31, 2026 (the “Redemption Date”) shall be automatically redeemed by the Company for cash at a redemption price equal to the volume-weighted average price per share of the Common Stock on the NYSE during the twenty consecutive trading day period ending and including the trading day immediately preceding the Redemption Date (the “Redemption Price”). The Series A Preferred Stock is redeemable at a determinable price (the Redemption Price) on a fixed date (the Redemption Date), which results in mezzanine equity classification (outside of permanent equity) on the Company’s condensed consolidated balance sheet.

Common Equity

Allurion's Charter authorizes the issuance of up to 1,000,000,000 shares of Allurion Common Stock. As of March 31, 2025 and December 31, 2024, 5,963,549 and 2,710,607 shares of Common Stock were issued and outstanding, respectively.

July 2024 Public Offering

On June 28, 2024, the Company entered into an underwriting agreement with Jefferies LLC and TD Securities (USA) LLC, as representative of the several underwriters (the "Underwriters"), pursuant to which the Company agreed to issue and sell 576,261 shares of the Company's Common Stock and warrants ("Public Offering Warrants") to purchase up to 576,261 shares of the Company's Common Stock at an offering price of $30.00 per share and accompanying warrant (the "Public Offering"). The Public Offering closed on July 1, 2024 with net proceeds received of $15.2 million after deducting underwriting discounts of $1.0 million and offering costs of $1.0 million. The Underwriters fully exercised their option for additional Public Offering Warrants, with 86,440 additional Public Offering Warrants issued at closing, for a total of 662,701 Public Offering Warrants. Further, the Underwriters exercised a portion of the option with respect to the Common Stock (the "Share Overallotment") on July 5, 2024 for net proceeds of $2.2 million, which resulted in the issuance of 77,091 shares of the Company's Common Stock at an offering price of $30.00 per share.

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

RTW Private Placement

On January 14, 2025, the Company entered into a subscription agreement (the “RTW Subscription Agreement”) with funds affiliated with RTW, pursuant to which the Company agreed to sell 841,751 shares of Common Stock at a purchase price of $2.97 per share (the “RTW Private Placement”). The RTW Private Placement closed on January 16, 2025 with net proceeds received of $2.5 million.

January 2025 Public Offering and Concurrent Private Placement

On January 24, 2025, the Company entered into a securities purchase agreement (the “January 2025 Securities Purchase Agreement”) with certain accredited investors named therein, pursuant to which the Company agreed to issue and sell 1,240,000 shares of Common Stock (the “January 2025 Offering”) and 1,240,000 accompanying common warrants (the “January 2025 Warrants”) to purchase up to 1,240,000 shares of Common Stock upon exercise of the January 2025 Warrants in a concurrent private placement (the “January 2025 Private Placement”), at an offering price of $6.00 per share and accompanying January 2025 Warrant. The January 2025 Offering and January 2025 Private Placement closed on January 27, 2025 with net proceeds of $5.8 million after deducting placement agent fees of $0.6 million and offering costs of $1.0 million.

Certain purchasers in the January 2025 Offering and January 2025 Private Placement are holders of warrants to purchase Common Stock issued in the Public Offering in July 2024. The exercise price for the Public Offering Warrants initially was $30.00 per share. In consideration for such purchasers’ purchase of securities in the January 2025 Offering and January 2025 Private Placement, we agreed with each such purchaser to seek stockholder approval to reduce the exercise price of the Public Offering Warrants held by such purchasers to $6.00 per share (the "January Warrant Repricing"). Such Public Offering Warrants will become exercisable at the revised exercise price upon the receipt of such stockholder approval, which approval was obtained on April 10,

2025. The Public Offering Warrants were remeasured to account for the incremental fair value, with the $0.5 million loss recognized within Other income (expense).

The January 2025 Warrants met the definition of a derivative under ASC 815. The $5.8 million in net proceeds were first allocated to the January 2025 Warrants based on their issue-date estimated fair value of $5.3 million. The January 2025 Warrants are subsequently remeasured at their estimated fair value on a recurring basis at each reporting period date, with a gain or loss recognized within Other income (expense). The $0.8 million of offering costs allocated to the January 2025 Warrants were expensed as general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss. The remaining net proceeds of $1.3 million were allocated to Common Stock and APIC.

February 2025 Public Offering and Concurrent Private Placement and Leavitt Private Placement

On February 19, 2025, the Company entered into a securities purchase agreement (the “February 2025 Securities Purchase Agreement”) with certain accredited investors named therein, pursuant to which the Company agreed to issue and sell 900,000 shares of Common Stock (the “February 2025 Offering”), and 1,800,000 accompanying common warrants (the “February 2025 Warrants”) to purchase up to 1,800,000 shares of Common Stock upon exercise of the February 2025 Warrants in a concurrent private placement (the “February 2025 Private Placement”), at an offering price of $5.23 per share and accompanying February 2025 Warrant. The February 2025 Offering and February 2025 Private Placement closed on February 20, 2025 with net proceeds of $3.9 million after deducting placement agent fees of $0.4 million and offering costs of $0.4 million.

Additionally, on February 19, 2025, the Company entered into a subscription agreement (the “Leavitt Subscription Agreement”) with an accredited investor affiliated with Leavitt Equity Partners LLC (collectively, “Leavitt”), pursuant to which the Company agreed to issue and sell 267,686 shares of Common Stock (the “Private Placement Shares”) and common warrants to purchase up to 535,372 shares of Common Stock (the “Leavitt Private Placement Warrants” and together with the February 2025 Warrants, the “February 2025 Offering Warrants”), at a purchase price of $5.23 per share and accompanying Private Placement Warrant (the “Leavitt Private Placement”). The Leavitt Private Placement closed on February 20, 2025 with net proceeds of $1.3 million after deducting placement agent fees of $0.1 million. Leavitt is a holder of Public Offering Warrants with an initial exercise price of $30.00 per share. In consideration for Leavitt's purchase of securities in the Leavitt Private Placement, we agreed to seek stockholder approval to reduce the exercise price of the Public Offering Warrants held by Leavitt to $6.00 per share (the "February Warrant Repricing"). Such Public Offering Warrants will become exercisable at the revised exercise price upon the receipt of such stockholder approval, which approval was obtained on April 10, 2025. The Public Offering Warrants were remeasured to account for the incremental fair value, with the $0.2 million loss recognized within Other income (expense).

The February 2025 Offering Warrants met the definition of a derivative under ASC 815. The $5.2 million in net proceeds were first allocated to the February 2025 Offering Warrants based on their issue-date estimated fair value of $5.0 million. The February 2025 Offering Warrants are subsequently remeasured at their estimated fair value on a recurring basis at each reporting period date, with a gain or loss recognized within Other income (expense). The $0.4 million of offering costs allocated to the February 2025 Offering Warrants were expensed as general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss. The remaining net proceeds of $0.6 million were allocated to Common Stock and APIC.

The number of shares of Common Stock that have been reserved for issuance upon the potential conversion or exercise, as applicable, of the Company’s securities as of March 31, 2025, is as follows:

Outstanding options to purchase Common Stock	252,171
Restricted Stock Units	100,995
Warrants to purchase Common Stock	4,340,343
Shares of Common Stock issued upon the exercise of Public Warrants	750,383
Earn-Out shares	360,000
Convertible Notes	2,570,322
Total	8,374,214

Warrants to Purchase Common Stock

In connection with the closing of the Business Combination, all outstanding warrants to purchase Legacy Allurion preferred stock and Legacy Allurion common stock were converted into Rollover Warrants to purchase Allurion Common Stock using the Exchange Ratio. As of March 31, 2025, there were 14,457 Rollover Warrants outstanding to purchase Common Stock. Upon the closing of the Business Combination, certain Legacy Allurion preferred stock and Legacy Allurion common stock warrants that were converted into Rollover Warrants were determined to be equity classified.

In connection with the Public Offering and July 2024 Private Placement, we issued the Public Offering Warrants and July 2024 Private Placement Warrants. As of March 31, 2025, there were 662,701 Public Offering Warrants and 90,407 July 2024 Private Placement Warrants outstanding to purchase Common Stock. In connection with the January 2025 Public Offering and concurrent

January 2025 Private Placement, and the February 2025 Public Offering and concurrent February 2025 Private Placement and Leavitt Private Placement, we issued the January 2025 Warrants and February 2025 Offering Warrants. As of March 31, 2025, there were 1,240,000 January 2025 Warrants and 2,335,372 February 2025 Offering Warrants outstanding to purchase Common Stock.

March 31, 2025
Issuance Date	Remaining Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
12/1/2014	0.1	Common stock	Equity	77	$61.00
3/30/2021	6.0	Common stock	Liability	5,203	168.25
9/15/2022	7.5	Common stock	Liability	1,810	303.50
6/4/2022	7.2	Common stock	Liability	1,810	303.50
1/17/2017	1.8	Common stock	Equity	2,934	0.50
8/3/2017	2.3	Common stock	Equity	392	28.25
9/8/2017	2.4	Common stock	Liability	1,151	26.25
6/19/2018	3.2	Common stock	Liability	720	26.25
6/25/2019	4.2	Common stock	Liability	360	26.25
7/1/2024	4.3	Common stock	Liability	753,108	11.42
1/27/2025	4.8	Common stock	Liability	1,240,000	6.00
2/20/2025	4.9	Common stock	Liability	2,335,372	5.23
				4,342,937

December 31, 2024
Issuance Date	Remaining Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
12/1/2014	0.1	Common stock	Equity	209	$61.00
3/30/2021	6.2	Common stock	Liability	5,203	168.25
9/15/2022	7.7	Common stock	Liability	1,810	303.50
6/4/2022	7.4	Common stock	Liability	1,810	303.50
1/17/2017	2.0	Common stock	Equity	2,934	0.50
8/3/2017	2.6	Common stock	Equity	392	28.25
9/8/2017	2.7	Common stock	Liability	1,151	26.25
6/19/2018	3.5	Common stock	Liability	720	26.25
6/25/2019	4.5	Common stock	Liability	360	26.25
7/1/2024	4.5	Common stock	Liability	753,108	30.00
				767,697

In Compute Health's initial public offering, it sold units at a price of $10.00 per unit, which consisted of one share of Class A Common Stock, $0.0001 par value, of Compute Health ("Class A Common Stock") and one-half of a redeemable warrant (each a "Public Warrant") that entitled the holder to purchase one share of Class A Common Stock of CPUH at a price of $11.50 per share. On July 26, 2023, Compute Health's Public Warrant holders approved an amendment (the “Warrant Amendment”) to the warrant agreement that governed all Compute Health’s Public Warrants. Per the terms of the Warrant Amendment, upon completion of the Business Combination, each of the outstanding Compute Health Public Warrants became exercisable for 0.056818 shares of the Company’s Common Stock, par value $0.0001 per share, at an exercise price of $202.50 per share and each whole Compute Health Public Warrant was exchanged for 0.6125 (prior to giving effect to the Reverse Stock Split) Allurion Public Warrants in the Business Combination. The Public Warrants will expire August 1, 2030, seven years after the completion of the Business Combination, or earlier upon redemption or liquidation.

The Company may redeem the outstanding Public Warrants for cash at a price of $0.25 per Public Warrant at any time commencing 90 days after the completion of the Business Combination, and provided that the last sales price of the Company’s Common Stock equals or exceeds $316.75 per share for any 20 trading days within a 30-day trading period ending on the third trading day prior to the date on which notice of redemption is given.

The Company may redeem the outstanding Public Warrants for shares of our Common Stock at a price of $2.50 per Public Warrant at any time commencing 90 days after the completion of the Business Combination, and provided that the last sales price of the Company’s Common Stock equals or exceeds $176.00 per share for any 20 trading days within a 30-day trading period ending on the third trading day prior to the date on which notice of redemption is given. Holders of the Public Warrants will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value (the “Redemption Fair Market Value”) of the shares of the Company's Common Stock. The Redemption Fair Market Value is determined based on the volume weighted average price of the Company’s Common Stock for the ten trading days immediately following the date on which notice of redemption is sent to the holders. As of March 31, 2025, the Company has not redeemed any of the outstanding Public Warrants. As of March 31, 2025, there were 13,206,720 outstanding Public Warrants exercisable for 750,383 shares of Allurion Common Stock.

Chardan Equity Facility

On December 18, 2023, we entered into a ChEF Purchase Agreement (the "Purchase Agreement") and a Registration Rights Agreement, each with Chardan Capital Markets ("Chardan") related to a "ChEF," Chardan's committed equity facility (the "Chardan Equity Facility"). Pursuant to the Purchase Agreement, the Company has the right from time to time at its option to sell to Chardan up to the lesser of (i) $100,000,000 in aggregate gross purchase price of newly issued shares of the Company's Common Stock, and (ii) 379,299 shares of Common Stock, which number of shares is equal to 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the Purchase Agreement (the "Exchange Cap"). In consideration for Chardan's entry into the Purchase Agreement, Allurion issued to Chardan 1,421 shares of Allurion Common Stock (the "Commitment Shares"). The Company recorded $0.1 million to additional paid-in capital and $0.1 million of expense in connection with the issuance of the Commitment Shares. The Company expensed an additional $0.1 million related to a non-refundable structuring fee immediately following commencement. As of March 31, 2025, the Company had sold 75,618 shares of Common Stock to Chardan at a purchase price of $1.0 million in connection with the Purchase Agreement.

13.
Net Income (Loss) per Share

Basic and diluted net income (loss) per share was calculated as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income attributable to common shareholders - Basic	$7,379	$5,586
Adjustment for change in fair value of liability classified warrants	—	(108)
Adjustment for change in fair value of debt	(6,170)	—
Net income attributable to common stockholders - Diluted	$1,209	$5,478
Denominator:
Basic weighted-average common stock outstanding	4,778,542	1,911,181
Effect of potentially dilutive securities
Stock options	—	44,971
Restricted stock units	—	6,883
Warrants	2,594	4,850
RTW Convertible Notes	1,236,302	—
Diluted weighted-average common stock outstanding	6,017,438	1,967,885

Basic net income per common share	$1.54	$2.92
Diluted net income per common share	$0.20	$2.78

The Company excluded the following potential shares of Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net income per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect. As the triggering event under which the Earn-Out Shares become issuable has not been met as of March 31, 2025 and March 31, 2024, the Earn-Out Shares have been excluded from the computation of diluted net income per share.

	As of March 31,
	2025	2024
Outstanding options to purchase Common Stock	252,171	112,446
Restricted Stock Units	100,995	19,358
Warrants to purchase preferred stock (as converted to warrants to purchase Common Stock)	—	8,822
Warrants to purchase Common Stock	4,340,343	—
Shares of Common Stock issued upon the exercise of Public Warrants	750,383	750,388
Earn-Out Shares	360,000	360,000
Convertible notes (as converted to common stock)	1,296,034	—
Total	7,099,926	1,251,014

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

In connection with the closing of the Business Combination, the Company adopted the 2023 Stock Option and Incentive Plan (the "2023 Plan"), which provides for the award of stock options (both incentive and non-qualified), stock appreciation rights, restricted stock units ("RSUs"), restricted stock awards, cash-based awards, and dividend equivalent rights. As of March 31, 2025, a total of 486,301 shares of Allurion Common Stock are available for issuance under the 2023 Plan. The 2023 Plan provides that the number of shares reserved for issuance under the 2023 Plan will automatically increase each January 1, beginning January 1, 2024 and ending January 1, 2033, by 5% of the number of fully diluted outstanding shares of Allurion Common Stock as of the immediately preceding December 31 or such lesser amount as determined by the Board and the compensation committee of the Board.

As of March 31, 2025, 353,166 options and RSUs were issued and outstanding under the 2010 Plan, 2020 Plan, and 2023 Plan. As of December 31, 2024, 370,272 options and RSUs were issued and outstanding under the 2010 Plan, 2020 Plan, and 2023 Plan. The stock options generally vest over a four-year period and expire 10 years from the date of grant.

Stock-based compensation expense included in the condensed consolidated statement of operations was as follows:

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$12	$5
Selling, general, and administrative	794	550
Research and development	91	(3)
Total stock-based compensation expense	$897	$552

Stock Options

The following table summarizes the option activity under the 2010 Plan, 2020 Plan, and the 2023 Plan during the three months ended March 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per option)	(in years)	(in thousands)
Outstanding—January 1, 2025	265,772	$58.19	7.4	$—
Granted	—	-
Cancellations and forfeitures	(13,601)	48.13
Exercised	—	-
Outstanding— March 31, 2025	252,171	58.11	7.2	—
Exercisable at March 31, 2025	132,135	$61.83	5.6	$—

Total stock compensation expense related to stock option awards during the three months ended March 31, 2025 was $0.5 million. As of March 31, 2025, there was approximately $3.8 million of unrecognized compensation costs related to unvested stock options granted under the 2010 Plan, 2020 Plan, and 2023 Plan, which is expected to be recognized over a weighted-average vesting term of 2.5 years. There were no stock options granted during the three months ended March 31, 2025. The weighted average grant-date fair value of the stock option awards granted during the three months ended March 31, 2024 was $49.25 per option.

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

There were no option grants during the three months ended March 31, 2025. The assumptions used in the Black Scholes option-pricing model for the three months ended March 31, 2024 are as follows:

Three Months Ended March 31,
2024
Expected volatility	71%
Risk-free interest rate	4.14%
Expected dividend yield	0%
Expected term (in years)	6.1

Restricted Stock Units

In December 2022, the Company issued RSUs to a member of the Board of Directors with vesting subject to both a performance-based closing condition dependent on the successful Business Combination with Compute Health and time-based vesting conditions. See Note 3, Business Combination for information about the closing of the Business Combination with Compute Health. Upon the satisfaction of the closing condition, 62.5% of the RSUs awarded vested. Thereafter, the remaining 37.5% of the RSUs vest monthly over a period of two years. All RSUs are subject to forfeiture if the grantee’s continuous service relationship as a member of the Board of Directors terminates prior to vesting. In October 2023 and March 2024, the Company issued RSUs to the members of the Board that vest in equal installments over three years. In November 2024, additional RSUs were issued with annual vesting over two years. All RSUs are subject to forfeiture if the grantee's continuous service relationship as a member of the Board of Directors or employee of the Company terminates prior to vesting.

The following table summarizes the restricted stock unit activity under the 2020 Plan and 2023 Plan during the three months ended March 31, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value
		(per share)
Outstanding—January 1, 2025	104,500	$30.99
Granted	—
Cancellations and forfeitures	—
Vested	(3,505)	99.20
Outstanding—March 31, 2025	100,995	$35.29

Total stock compensation expense related to RSUs for the three months ended March 31, 2025 was $0.4 million. As of March 31, 2025, there were $2.0 million of unrecognized compensation costs related to nonvested RSUs granted under the 2020 Plan and 2023 Plan, which is expected to be recognized over a remaining weighted-average vesting term of 1.69 years. There were no restricted stock units granted during the three months ended March 31, 2025. The weighted average grant-date fair value of time-vested restricted stock units granted during the 3 months ended March 31, 2024 was $65.25 per share.

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

A total of 131,435 shares of the Company's Common Stock are reserved and authorized for issuance under the 2023 ESPP as of March 31, 2025. In addition, the number of shares of Common Stock available for issuance under the 2023 ESPP automatically increases each January 1, beginning on January 1, 2024 and each January thereafter, by the lesser of (i) 1% of the fully diluted outstanding shares of our Common Stock as of the immediately preceding December 31, (ii) 64,000 shares of our Common Stock, or (iii) such lesser number of shares determined by the administrator of the 2023 ESPP. As of March 31, 2025, no shares have been issued under the 2023 ESPP.

15.
Employee Benefit Plan

The Company has a 401(k) retirement plan that covers eligible U.S. employees. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions. During each of the three months ended March 31, 2025 and 2024, the Company's matching contributions to the plan were less than $0.1 million.

16.
Commitments and Contingencies

Leases

With respect to contracts involving the use of assets, if the Company has the right to direct the use of the asset and obtain substantially all economic benefits from the use of an asset, it accounts for the service contract as a lease.

In February 2023 and August 2023, the Company executed amendments to three of its leases in Natick, Massachusetts and its Hudson, Massachusetts lease, respectively. The amendments were accounted for as a modification of the existing lease agreements, with impacts to the lease term, lease payments, and related lease liability for each of the four leases. As a result of these amendments, the leases in Natick and Hudson will now expire between November 2025 and March 2028, and additional operating lease assets obtained in exchange for lease obligations were $0.9 million. In April 2024, the Company executed an amendment to one of its leases in Natick, Massachusetts. The amendment was accounted for as a modification of the existing lease agreement, with impacts to the lease term, lease payments, and related lease liability for the lease. As a result of this amendment, the lease in Natick expired on March 31, 2025 and additional operating lease assets obtained in exchange for lease obligations were less than $0.1 million. In February 2024, the Company terminated one of its leases in Paris, France.

As of March 31, 2025, the Company was a party to six different leases for office, manufacturing, and laboratory space under non-cancelable office leases in three cities. These leases total approximately 51,000 square feet and will expire between November 2025 and March 2028. The Company has a right to extend certain of these leases for periods between three and five years. Under its real property leases, the Company pays base rent and a proportional share of operating expenses. Such operating expenses are subject to annual adjustment and are accounted for as variable payments in the period in which they are incurred. The Company also holds immaterial leases related to vehicles and office equipment.

The components of right-of-use ("ROU") assets and lease liabilities are included in the condensed consolidated balance sheets. The short-term portion of the Company's operating lease liability is recorded as part of Accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Aggregate Lease Information

Other pertinent lease information for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Operating lease costs	$258	$278
Short-term lease costs	4	10
Variable operating lease costs	84	77
Operating cash flows paid for amounts in the measurement of lease liabilities	247	292

Future commitments under non-cancelable operating lease agreements as of March 31, 2025 are as follows (in thousands):

2025	$785
2026	725
2027	642
2028	108
Total lease payments	$2,260
Less: present value adjustment	(245)
Present value of total lease liabilities	2,015
Less: current lease liability	(829)
Long-term lease liabilities	$1,186

The weighted-average remaining lease terms and discount rates related to our leases were as follows:

	March 31, 2025	March 31, 2024
Weighted -average remaining lease term (in years)	2.7	3.4
Weighted-average discount rate	9.8%	9.9%

Product Liability

The Company has not received any material product liability claims but nevertheless has obtained and maintains insurance related to potential product liability claims.

Litigation and Claims

In the normal course of operations, the Company may become involved in various claims and legal proceedings related to, for example, the validity or scope of its intellectual property rights, employee-related matters, securities class actions, or adverse patient reactions. Additionally, during the normal course of business, the Company may be a party to legal claims that may not be covered by insurance. As of March 31, 2025 and December 31, 2024, the Company has not recorded accruals for probable losses related to any existing or pending litigation or claims as the Company’s management has determined that there are no matters where a potential loss is probable and reasonably estimable. The Company does not believe that any existing or pending claims would have a material impact on the Company’s condensed consolidated financial statements.

French Regulatory Decision

On August 6, 2024, it was announced that the ANSM, the French regulatory authority, had suspended sales of the Allurion Balloon in France, and the Company withdrew the device from the French market. The Company implemented a remediation plan to reduce certain risks associated with the advertising, follow-up program, and adverse events for the Allurion Balloon. For the year ended December 31, 2024, the Company recognized a reduction to revenues of $1.2 million for customer returns of the Allurion

Balloon, and no sales to France during the second half of 2024. On February 12, 2025, ANSM cleared the Company to resume sales of the Allurion Balloon, effective immediately.

NYSE Continued Listing Standards

On August 29, 2024, we received written notice from the NYSE notifying us that as of August 29, 2024, we were not in compliance with the continued listing standard set forth in Section 802.01B of the NYSE’s Listed Company Manual (the "Minimum Market Capitalization Standard") because our average market capitalization was less than $50.0 million over the consecutive 30 trading-day period ended August 29, 2024 and our last reported stockholders’ equity as of August 29, 2024 was less than $50.0 million. In accordance with applicable NYSE procedures, within 45 days of receipt of the notice, we submitted a plan to the NYSE outlining measures that would bring us into conformity with the Minimum Market Capitalization Standard within 18 months of receipt of the written notice (the "Cure Period"). We submitted a business plan to the NYSE demonstrating our ability to regain compliance with the NYSE's rules, which the NYSE has accepted, and as a result we are subject to quarterly monitoring for compliance with the business plan and our Common Stock will continue to trade on the NYSE during the Cure Period, subject to our compliance with other NYSE continued listing requirements.

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

Disclosures about significant segment expenses and long-lived assets by geography are presented below. Refer to Note 4, Revenue for information on revenue by geography. Significant segment expenses are set forth in the following table (in thousands):

Significant segment expenses are set forth in the following table (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$5,580	$9,386
Cost of revenue	1,419	2,520
Gross profit	4,161	6,866
Operating expenses:
Sales and marketing	3,621	6,145
Clinical trials and medical affairs	1,264	3,271
Product development	429	1,045
Digital	402	747
Quality and regulatory	529	662
General and administrative	5,198	6,386
Total operating expenses:	11,443	18,256
Loss from operations	(7,282)	(11,390)
Other segment items (1)	14,661	16,976
Net income	$7,379	$5,586

(1) Other segment items included in Net income primarily include changes in fair value of warrant liabilities, changes in fair value of debt, changes in fair value of the Revenue Interest Financing, loss on extinguishment of debt, interest expense, and other income.

Long-lived assets, consisting of property and equipment, net and ROU assets by geography were as follows (in thousands):

	March 31,	December 31,
	2025	2024
United States	$3,605	$3,929
France	562	619
All other countries	—	—
Long-lived assets	$4,167	$4,548

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

Convertible Note Agreement with RTW

Pursuant to the Amended Note Purchase Agreement, on April 16, 2024, we issued and sold $48.0 million aggregate principal amount of convertible notes to RTW. RTW holds more than 5% of our outstanding Common Stock, has the right to designate an independent director nominee to be elected by our stockholders, is entitled to designate one representative to serve as a non-voting observer on our Board, and had the right to approve an additional director nominee for election. In September 2024, we expanded our Board and appointed a new director in satisfaction of certain of these obligations to RTW as set forth in the Amended Note Purchase Agreement. Refer to Note 8, Debt, for additional information regarding the RTW Convertible Notes.

RTW Participation in Public Offering

In connection with the Public Offering, the Company issued and sold 9,594 shares of Common Stock and accompanying warrants to funds affiliated with RTW, for an aggregate purchase price of approximately $0.3 million. The Public Offering closed on July 1, 2024.

Private Placement with RTW

On June 28, 2024, pursuant to the Subscription Agreement, the Company agreed to sell to RTW 2,260,159 shares of Series A Preferred Stock (as converted to 90,407 shares of Common Stock on December 19, 2024 following the Series A Stockholder Approval and after giving effect to the Reverse Stock Split), and 90,407 July 2024 Private Placement Warrants (after giving effect to the the Reverse Stock Split), for an aggregate purchase price of approximately $2.7 million. The Private Placement closed on July 1, 2024.

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

January 2025 Private Placement with RTW

On January 14, 2025, the Company entered into the RTW Subscription Agreement with funds affiliated with RTW, pursuant to which the Company agreed to sell 841,751 shares of Common Stock at a purchase price of $2.97 per share. The RTW Private Placement closed on January 16, 2025 with net proceeds received of $2.5 million.

19.
Subsequent Events

Stockholder Approval of Warrant Repricing

On April 10, 2025, the Company’s stockholders approved the January Warrant Repricing and the February Warrant Repricing, and the applicable Public Offering Warrants became exercisable at the reduced exercise price of $6.00 per share.

Second Amendment to Amended Note Purchase Agreement

On April 15, 2025, the Company, the purchasers of the RTW Convertible Notes (the "Purchasers") and RTW, as agent for the purchasers (the "Purchasers") entered into the Second Amendment to Note Purchase Agreement (the “Second Amendment to Note Purchase Agreement"), which amended the Amended Note Purchase Agreement to reflect additional conversion and other provisions, including provisions permitting the conversion of the RTW Convertible Notes at reduced conversion prices, resulting in the potential issuance of additional shares, which had been approved by the Company’s stockholders at the Special Meeting of Stockholders held on April 10, 2025.

The Second Amendment to Note Purchase Agreement provides for the mandatory conversion of $5.0 million of principal amount of RTW Convertible Notes in the event the Company’s market capitalization, as determined in accordance with the rules of the NYSE or such other nationally recognized securities exchange upon which the Common Stock is then listed, is reasonably expected to fall below $15.0 million (the “Market Capitalization Condition”). In the event such Market Capitalization Condition is triggered, the Purchasers shall provide notice to the Company, and the Company shall accept such notice, to convert $5.0 million aggregate principal amount of the RTW Convertible Notes at the Floor Conversion Rate (defined below), and such amount shall be converted into 1,492,539 shares of Common Stock of the Company.

On April 16, 2025, the Purchasers provided notice of conversion of $5.0 million of principal amount of the RTW Convertible Notes based on the closing price of the Common Stock on the immediately preceding trading day and resulting market capitalization of less than $15.0 million. The parties agreed that it is reasonably expected that such market capitalization will remain below $15.0 million for the period of time that would result in delisting under NYSE rules and, accordingly, that the Market Capitalization Condition has been triggered and such mandatory conversion of $5.0 million of principal amount of the RTW Convertible Notes shall occur at the floor price of $3.35 per share. The Company subsequently issued an aggregate of 1,492,539 shares of Common Stock (subject to rounding for fractional shares) in accordance with the terms of the Second Amendment to Note Purchase Agreement.

In the event such Market Capitalization Condition is triggered, the Purchasers also have the right to provide notice to convert up to an additional $5.0 million of aggregate principal amount of the RTW Convertible Notes into shares of Common Stock at an agreed conversion rate. The Company has the right to accept or reject such conversion in its sole discretion. The Company and the Purchasers will mutually agree on the agreed conversion rate, provided that it is not more than 298.5075 shares of Common Stock per $1,000 principal amount of the RTW Convertible Notes, reflecting a floor conversion price of $3.35 per share of Common Stock (such rate, the “Floor Conversion Rate”).

In addition, without regard to the Market Capitalization Condition, the Purchasers may provide notice to convert up to an additional $5.0 million aggregate principal amount of the RTW Convertible Notes into shares of Common Stock at the 5-Day VWAP Conversion Rate, which the Company may accept or reject in its sole discretion. The "5 Day VWAP Conversion Rate” is the lesser of (i) the quotient of $1,000 divided by the daily volume weighted average price of the Common Stock for the five consecutive trading day period ending on the trading day immediately preceding the date of the delivery of RTW's notice, discounted by five percent and (ii) the Floor Conversion Rate.

Finally, during the one year period ending on April 15, 2026, the Purchasers in their sole discretion may provide notice to convert up to an additional $1.0 million aggregate principal amount of the RTW Convertible Notes in any 30-day period into shares of Common Stock at the 5-Day VWAP Conversion Rate. If the Purchasers do not exercise their right to provide a notice to convert all or a portion of $1.0 million aggregate principal amount of the RTW Convertible Notes per month, any shortfall may be included in the amount to be converted in a subsequent 30-day period. The maximum principal amount of the RTW Convertible Notes that may be converted under such monthly conversion provision is $12.0 million. The Company may accept or reject any such monthly conversion in its sole discretion.

The Second Amendment to Note Purchase Agreement also contains an agreement by the Purchasers that, without the prior written consent of the Company, until the Voting Agreement Termination Date (defined below), at any meeting of the Company’s stockholders, including any postponement, recess or adjournment thereof, or in any other circumstance in which a vote, consent or other approval of stockholders is sought, the Purchasers will either, at their sole option (i) abstain from voting the shares of Common Stock issued pursuant to the new conversion provisions set forth in the Second Amendment to Note Purchase Agreement described above, or (ii) vote such shares in proportion to the votes cast on the applicable matter with respect to the shares of Common Stock beneficially owned by persons other than the Purchasers or any of their affiliates. Such voting agreement shall terminate upon the earlier of (i) the effective date of any Fundamental Change or Make-Whole Fundamental Change (as such terms are defined in the Amended Note Purchase Agreement) and (ii) the date on which the Purchasers and their affiliates collectively have the power to vote shares of Common Stock (including the shares issued upon conversion pursuant to the Second Amendment to Note Purchase Agreement) representing less than 9.9% of the voting power of the outstanding shares of the Company (such date, the “Voting Agreement Termination Date”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis includes information that our management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion and analysis should be read together with the unaudited consolidated financial statements as of and for the three months ended March 31, 2025 and March 31, 2024 included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements as of and for the years ended December 31, 2024 and December 31, 2023 that are included in our Annual Report on Form 10-K filed with the SEC on March 27, 2025 (the "Annual Report on Form 10-K"). This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the sections titled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. For purposes of this section, all references in this discussion and analysis to “Allurion,” the “Company”, “we,” “us,” or “our” refers to the business and operations of Allurion Technologies, Inc. and its consolidated subsidiaries following the consummation of the Business Combination and to Legacy Allurion and its consolidated subsidiaries prior to the consummation of the Business Combination. “Legacy Allurion” refers to Allurion Technologies, LLC, which was previously known as Allurion Technologies Opco, Inc. (formerly Allurion Technologies, Inc.) prior to the consummation of the Business Combination.

Overview

Allurion is a leading medical device company that is focused on creating a best-in-class weight loss platform to treat obese and overweight patients. Our platform, the Allurion Program (the "Allurion Program"), features the world’s first and only swallowable, procedureless™ intragastric balloon for weight loss (the "Allurion Balloon") and offers artificial intelligence ("AI")-powered remote patient monitoring tools, a proprietary behavior change program, secure messaging and video telehealth that are delivered by the Allurion Virtual Care Suite ("VCS").

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

Our Allurion Program products are currently sold in Europe, the Middle East, Africa, Latin America, Canada and the Asia-Pacific region.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products and receipt and maintenance of regulatory approvals. We generated revenue of $5.6 million and $9.4 million for the three months ended March 31, 2025 and 2024, respectively, and incurred losses from operations of $7.3 million and $11.4 million for those same periods, respectively. We expect to continue to incur net losses for the foreseeable future as we focus on obtaining regulatory approvals for our products in new markets, refining our sales and marketing strategies, and continuing research and development efforts to further enhance our existing products. Further, following the closing of the Business Combination, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. As a result, we will need additional funding for expenses related to our operating activities, including selling, marketing, general and administrative, and research and development expenses.

Because of the numerous risks and uncertainties associated with obtaining and maintaining regulatory approval, market acceptance of our products, product development and enhancement, and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve profitability, we expect to finance our operations through a combination of equity offerings and debt financings. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the further development and commercialization efforts of one or more of our products, or may be forced to reduce or terminate our operations. See the subsection entitled — “Liquidity and Capital Resources” below.

Recent Developments

Reverse Stock Split

On January 3, 2025, our 1-for-25 reverse stock split (the "Reverse Stock Split") was effective following approval by stockholders at the Company's 2024 annual meeting in December 2024. As a result, every 25 shares of our issued Common Stock were combined into one share of our Common Stock. No fractional shares of our Common Stock were issued as a result of the Reverse Stock Split. Stockholders who would otherwise have held a fraction of a share of Common Stock of the Company automatically received an additional fraction of a share of Common Stock to round up to the next whole share. The shares of our Common Stock retained a par value of $0.0001 per share. Trading of the Common Stock on the NYSE commenced on a split-adjusted basis at market open on January 3, 2025 under the existing trading symbol “ALUR.”

Omnibus Amendment

On January 7, 2025, we entered into an Omnibus Amendment (the “Omnibus Amendment”) by and among us, Allurion Technologies, LLC (“Allurion OpCo”), Allurion Australia Pty Ltd, Allurion France, and RTW Investments, LP (together with its affiliates, “RTW”) and certain of its affiliates, to amend (i) the Note Purchase Agreement, dated as of April 14, 2024 (as amended, the “Amended Note Purchase Agreement”), by and among us, RTW and Acquiom Agency Services LLC, the Revenue Interest Financing Agreement, dated as of February 9, 2023 (as amended, the “Revenue Interest Financing Agreement”), by and among us and RTW (such financing, the “Revenue Interest Financing”) and the additional Revenue Interest Financing Agreement, dated as of October 30, 2024 (as amended, the “New RIFA”), by and among us and RTW (collectively, the “Existing Documents”).

The Omnibus Amendment requires (i) us and Allurion OpCo to maintain certain minimum balances of unrestricted cash in controlled accounts in the United States in the amounts corresponding to the calculations set forth therein, and (ii) us to receive minimum trailing 12-month consolidated Revenue (as defined in the Existing Documents) at amounts designated in the Omnibus Amendment, tested quarterly beginning with the 12-month period ending September 30, 2025. The Omnibus Amendment also requires that (i) Allurion France shall have successfully regained marketing authorization from the Agence Nationale de Sécurité du Médicament (“ANSM”) to resume the Commercialization (as defined in the Existing Documents) of the Product (as defined in the Existing Documents) in France on or prior to December 31, 2025, which occurred in February 2025 as discussed further below, and (ii) Allurion OpCo shall have received marketing authorization from the U.S. Food and Drug Administration (the “FDA”) for the commercialization of the Product in the United States no later than June 30, 2026.

Pursuant to the Omnibus Amendment, the purchasers shall receive a number of shares of the Common Stock, representing five percent of our fully-diluted shares outstanding (without regard to any beneficial ownership limitations) immediately after the closing of the offering and sale of Additional Shares (as defined in the Existing Documents) to be consummated no later than February 15, 2025, in connection with which we raised at least $12.0 million in aggregate net proceeds; provided that, in the event we cannot issue shares of Common Stock to the purchasers thereunder due to applicable law, we shall instead issue an equivalent (as-converted) number of shares of a newly created series of Series A-1 non-voting preferred stock, par value $0.0001 per share (the “Series A-1 Preferred Stock”), and will include a proposal in a definitive proxy statement on Schedule 14A seeking stockholder approval no later than December 31, 2025 to allow the conversion of Series A-1 Preferred Stock into Common Stock; provided further that, each share of Series A-1 Preferred Stock outstanding on December 31, 2026 shall, except to the extent prohibited by Delaware law governing distributions to stockholders (including the Delaware General Corporation Law), be redeemed by us for cash in an amount equal to the as-converted value of the underlying Common Stock.

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

Topline AUDACITY FDA Pivotal Trial Results

On January 8, 2025, we announced topline results from our AUDACITY pivotal trial evaluating the safety and efficacy of the Allurion Balloon. The AUDACITY trial was an open-label, multicenter, randomized, controlled trial and was the first FDA pivotal trial on an intragastric balloon for weight loss to report primary outcomes beyond nine months. The AUDACITY trial achieved its responder rate co-primary endpoint by demonstrating that more than 50% of Allurion Balloon subjects lost more than 5% of their total body weight at 48 weeks (58%; p-value = 0.0089). At 48 weeks, Allurion Balloon subjects exhibited substantially greater weight loss compared to control subjects with a 3.77% mean difference in total body weight loss, resulting in a 2.69% superiority margin. This margin was less than the pre-specified 3% superiority margin needed to meet the comparative co-primary endpoint (p-value=0.1616). At 40 weeks, the 4.22% mean difference in total body weight loss between groups exceeded a 3% superiority margin.

The rate of serious adverse events in Allurion Balloon subjects in the AUDACITY trial was 3.1%, the lowest reported in a pivotal FDA trial for a liquid-filled intragastric balloon indicated for weight loss.

Based on the results of the AUDACITY trial, we plan to submit the fourth and final module of the premarket approval application to the FDA.

January 2025 RTW Private Placement

On January 14, 2025, we entered into a subscription agreement (the “January 2025 Subscription Agreement”) with funds affiliated with RTW, pursuant to which we agreed to issue and sell 841,751 shares of Common Stock for an aggregate purchase price of approximately $2.5 million at a purchase price of $2.97 per share (the “January 2025 RTW Private Placement”). The January 2025 RTW Private Placement closed on January 16, 2025.

January 2025 Public Offering and Concurrent Private Placement

On January 24, 2025, we entered into a securities purchase agreement (the “January 2025 Securities Purchase Agreement”) with certain accredited investors named therein, pursuant to which we agreed to issue and sell 1,240,000 shares of Common Stock (the “January 2025 Offering”) and 1,240,000 accompanying common warrants (the “January 2025 Warrants”) to purchase up to 1,240,000 shares of Common Stock upon exercise of the January 2025 Warrants in a concurrent private placement (the “January 2025 Private Placement”), at an offering price of $6.00 per share and accompanying January 2025 Warrant. The January 2025 Offering and January 2025 Private Placement closed on January 27, 2025 with net proceeds of approximately $5.8 million, after deducting the placement agent fees and estimated offering expenses payable by the Company.

February 2025 Public Offering and Concurrent Private Placement

On February 19, 2025, we entered into a securities purchase agreement (the “February 2025 Securities Purchase Agreement”) with certain accredited investors named therein, pursuant to which we agreed to issue and sell 900,000 shares of Common Stock (the “February 2025 Offering”), and 1,800,000 accompanying common warrants (the “February 2025 Warrants”) to purchase up to 1,800,000 shares of Common Stock upon exercise of the February 2025 Warrants in a concurrent private placement (the “February 2025 Private Placement”), at an offering price of $5.23 per share and accompanying February 2025 Warrant. The February 2025 Offering and February 2025 Private Placement closed on February 20, 2025, and resulted in net proceeds of approximately $3.9 million, after deducting the placement agent fees and estimated offering expenses payable by the Company.

Leavitt Private Placement

On February 19, 2025, we entered into a subscription agreement (the “Leavitt Subscription Agreement”) with an accredited investor affiliated with Leavitt Equity Partners LLC (collectively, “Leavitt”), pursuant to which we agreed to issue and sell 267,686 shares of Common Stock (the “Private Placement Shares”) and common warrants to purchase up to 535,372 shares of Common Stock (the “Leavitt Private Placement Warrants” and together with the February 2025 Warrants, the “February 2025 Offering Warrants”), at a purchase price of $5.23 per share and accompanying Leavitt Private Placement Warrant (the “Leavitt Private Placement”). The Leavitt Private Placement closed on February 20, 2025 with net proceeds of $1.3 million after deducting placement agent fees of $0.1 million.

Resumption of Sales in France

On February 13, 2025, we announced that we were relaunching the Allurion Balloon in France after the ANSM, the French regulatory authority, repealed its temporary suspension of sales of the device following our completion of the remediation plan we developed in cooperation with the agency and we were cleared to resume sales of the Allurion Balloon, effective immediately.

Second Amendment to Note Purchase Agreement

On April 15, 2025, we entered into the Second Amendment to Note Purchase Agreement (the “Second Amendment to Note Purchase Agreement") with the purchasers of the RTW Convertible Notes (the "Purchasers") and RTW, as agent for the purchasers, which amended the Amended Note Purchase Agreement to reflect additional conversion and other provisions, including provisions permitting the conversion of a portion of the RTW Convertible Notes at reduced conversion prices, resulting in the potential issuance of additional shares, which was approved by our stockholders at the Special Meeting of Stockholders held on April 10, 2025.

The Second Amendment to Note Purchase Agreement provides for the mandatory conversion of $5.0 million of principal amount of the RTW Convertible Notes in the event our market capitalization, as determined in accordance with the rules of the NYSE or such other nationally recognized securities exchange upon which the Common Stock is then listed, is reasonably expected to fall below $15.0 million (the “Market Capitalization Condition”). In the event such Market Capitalization Condition is triggered, the Purchasers shall provide notice to the Company, and the Company shall accept such notice, to convert $5.0 million aggregate principal amount of the RTW Convertible Notes at the Floor Conversion Rate (defined below), and such amount shall be converted into 1,492,539 shares of our Common Stock.

On April 16, 2025, the Purchasers provided notice of conversion of $5.0 million of principal amount of the RTW Convertible Notes based on the closing price of the Common Stock on the immediately preceding trading day and resulting market capitalization of less than $15.0 million. The parties that it is reasonably expected that such market capitalization will remain below $15.0 million for the period of time that would result in delisting under NYSE rules and, accordingly, that the Market Capitalization Condition had been triggered and such mandatory conversion of $5.0 million of principal amount of the RTW Convertible Notes shall occur at the floor price of $3.35 per share. The Company subsequently issued an aggregate of 1,492,539 shares of Common Stock (subject to rounding for fractional shares) in accordance with the terms of the Second Amendment to Note Purchase Agreement.

In the event such Market Capitalization Condition is triggered, the Purchasers also have the right to provide us notice to convert up to an additional $5.0 million of aggregate principal amount of the RTW Convertible Notes into shares of Common Stock at an agreed conversion rate. We have the right to accept or reject such conversion in our sole discretion. The parties will mutually agree on the agreed conversion rate, provided that it is not more than 298.5075 shares of Common Stock per $1,000 principal amount of the RTW Convertible Notes, reflecting a floor conversion price of $3.35 per share of Common Stock (such rate, the “Floor Conversion Rate”).

In addition, without regard to the Market Capitalization Condition, the Purchasers may provide us notice to convert up to an additional $5.0 million aggregate principal amount of the RTW Convertible Notes into shares of Common Stock at the 5-Day VWAP Conversion Rate, which we may accept or reject in our sole discretion. The "5 Day VWAP Conversion Rate” is the lesser of (i) the quotient of $1,000 divided by the daily volume weighted average price of the Common Stock for the five consecutive trading day period ending on the trading day immediately preceding the date of the delivery of the notice, discounted by five percent and (ii) the Floor Conversion Rate.

Finally, during the one year period ending on April 15, 2026, the Purchasers in their sole discretion may provide us notice to convert up to an additional $1.0 million aggregate principal amount of the RTW Convertible Notes in any 30-day period into shares of Common Stock at the 5-Day VWAP Conversion Rate. If the Purchasers do not exercise their right to provide a notice to convert all or a portion of $1.0 million aggregate principal amount of the RTW Convertible Notes per month, any shortfall may be included in the amount to be converted in a subsequent 30-day period. The maximum principal amount of the RTW Convertible Notes that may be converted under such monthly conversion provision is $12.0 million. We may accept or reject any such monthly conversion in our sole discretion.

The Second Amendment to Note Purchase Agreement also contains an agreement by the Purchasers that, without our prior written consent, until the Voting Agreement Termination Date (defined below), at any meeting of our stockholders, including any postponement, recess or adjournment thereof, or in any other circumstance in which a vote, consent or other approval of stockholders is sought, the Purchasers will either, at their sole option (i) abstain from voting the shares of Common Stock issued pursuant to the new conversion provisions set forth in the Second Amendment to Note Purchase Agreement described above, or (ii) vote such shares in proportion to the votes cast on the applicable matter with respect to the shares of Common Stock beneficially owned by persons other than the Purchasers or any of their affiliates. Such voting agreement shall terminate upon the earlier of (i) the effective date of any Fundamental Change or Make-Whole Fundamental Change (as such terms are defined in the Amended Note Purchase Agreement) and (ii) the date on which the Purchasers and their affiliates collectively have the power to vote shares of Common Stock (including the shares issued upon conversion pursuant to the Second Amendment to Note Purchase Agreement) representing less than 9.9% of the voting power of the outstanding shares of the Company (such date, the “Voting Agreement Termination Date”).

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

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and related expenses (including commissions) for our sales and marketing personnel. Marketing programs consist of advertising, training events, brand building, product marketing activities, and shipping costs.

Research and Development Expenses

Our research and development expenses consist of costs associated with performing research and development activities such as registering our products in various jurisdictions and performing clinical trials. These costs include salaries and benefits, stock-based compensation, non-capitalizable software development costs, product development costs, materials and supplies, clinical trial activities, registration expenses, depreciation of equipment, and other outside services.

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

Other Income, net

Other income, net consists of interest earned on our invested cash balances, which primarily consist of deposit accounts and money market funds, foreign currency transaction gains and losses, and expense associated with our Success Fee derivative liability and Share Obligation liability (as defined in Note 8, Debt in the accompanying notes to the condensed consolidated financial statements). See Note 10, Fair Value Measurements for further information.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024 (unaudited)

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Revenue	$5,580	$9,386	$(3,806)
Cost of revenue	1,419	2,520	(1,101)
Gross profit	4,161	6,866	(2,705)
Operating expenses:
Sales and marketing	3,621	6,145	(2,524)
Research and development	2,624	5,725	(3,101)
General and administrative	5,198	6,386	(1,188)
Total operating expenses:	11,443	18,256	(6,813)
Loss from operations	(7,282)	(11,390)	4,108
Other income (expense):
Interest expense	—	(1,931)	1,931
Changes in fair value of warrants	5,669	3,131	2,538
Changes in fair value of debt	6,170	—	6,170
Changes in fair value of Revenue Interest Financing and PIPE conversion option	2,220	1,490	730
Changes in fair value of earn-out liabilities	910	14,190	(13,280)
Other income (expense), net	(213)	172	(385)
Total other income (expense):	14,756	17,052	(2,296)
Income before income taxes:	7,474	5,662	1,812
Provision for income taxes:	(95)	(76)	(19)
Net income	$7,379	$5,586	$1,793

Revenue

Revenue decreased $3.8 million, or 41%, to $5.6 million for the three months ended March 31, 2025 compared to the same period in 2024. The decrease in revenue was primarily the result of not selling product in France during the three months ended March 31, 2025 compared to revenue of $1.7 million in the same period in 2024, as well as lower investment in sales and marketing as we move our strategy from business to business to customer and away from direct to customer.

Cost of Revenue

Cost of revenue decreased $1.1 million, or 44%, to $1.5 million for the three months ended March 31, 2025 compared to the same period in 2024. The decrease in cost of revenue was a direct result of decreased gastric balloon units sold coupled with operating efficiencies from the restructuring implemented during the fourth quarter of 2024.

Gross Profit

Gross profit decreased $2.7 million, or 39%, to $4.2 million for the three months ended March 31, 2025 compared to the same period in 2024. The decrease in gross profit was primarily the result of a decrease in revenue and sales volume of our gastric balloon system.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses decreased $2.5 million, or 41%, to $3.6 million for the three months ended March 31, 2025 compared to the same period in 2024. The decrease in sales and marketing expenses was primarily the result of a $1.6 million decrease in salaries and related benefits due to lower headcount as a result of the restructuring implemented during the fourth quarter of 2024 and a $1.1 million decrease in marketing expenditures driven by a reorganization of our selling and marketing spend focusing on more efficient channels and geographies. These decreases are partially offset by a $0.3 million increase in shipping and logistics expense.

Research and Development Expenses

Research and development expenses decreased $3.1 million, or 54%, to $2.6 million for the three months ended March 31, 2025 compared to the same period in 2024. The decrease in research and development expenses was primarily the result of a $1.5 million decrease in costs related to the AUDACITY clinical trial as it nears completion, a $0.7 million decrease attributable to salaries and related benefit costs due to lower headcount as a result of the restructuring implemented during the fourth quarter of 2024, and a $0.2 million decrease in outside consulting costs.

General and Administrative Expenses

General and administrative expenses decreased $1.2 million, or 19%, to $5.2 million for the three months ended March 31, 2025 compared to the same period in 2024. The decrease in general and administrative expenses was primarily the result of a $1.5 million decrease in salaries and related benefit costs due to lower headcount as a result of the restructuring implemented during the fourth quarter of 2024. This decrease was partially offset by a $0.4 million increase in legal and professional fees, primarily driven by $1.4 million of one-time financing costs during the three months ended March 31, 2025.

Other income (expense)

Interest Expense

Interest expense decreased $1.9 million, or 100%, to zero for the three months ended March 31, 2025 compared to the same period in 2024. The decrease in interest expense was due to the termination of our Fortress Term Loan in April 2024.

Change in Fair Value of Warrants

The $5.7 million gain attributable to the change in fair value of warrants for the three months ended March 31, 2025, compared to the same period in 2024, was due to mark to market fluctuations in our warrant liabilities due to the decline in value of our Common Stock during the applicable periods, as well as the issuance of the Public Offering Warrants, July 2024 Private Placement Warrants, January 2025 Warrants, and February 2025 Offering Warrants, for which there were no comparable mark to market fluctuations in the prior period.

Change in Fair Value of Debt

The $6.2 million gain attributable to the change in fair value of debt for the three months ended March 31, 2025, compared to the same period in 2024, was due to mark to market fluctuations in our convertible debt during the period.

Change in Fair Value of Revenue Interest Financing and PIPE Conversion Option

The $2.2 million gain attributable to the change in fair value of the Revenue Interest Financing and PIPE Conversion Option for the three months ended March 31, 2025, compared to the same period in 2024, was due to mark to market fluctuations in our Revenue Interest Financing during the period.

Change in Fair Value of Earn-Out Liabilities

The $0.9 million gain attributable to the change in the fair value of earn-out liabilities for the three months ended March 31, 2025 was due to the decrease in the Company's stock price during the period.

Other Income, Net

The change in Other income, net for the three months ended March 31, 2025, compared to the same period in 2024, was a loss of $0.2 million attributable to a $0.7 million loss related to the Share Obligation. This loss was partially offset by a $0.4 million gain related to fluctuations in exchange rates of foreign currencies and $0.2 million of interest income during the three months ended March 31, 2025.

Provision for Income Taxes

We recorded a provision for income taxes of $0.1 million for the three months ended March 31, 2025. The provision for income taxes is due to net income in certain foreign jurisdictions.

Liquidity and Capital Resources

Since our inception, we have primarily obtained cash to fund our operations through the sale of Common Stock and preferred stock, issuance of term loans, and issuance of convertible debt instruments. As of March 31, 2025, we had $20.4 million in cash and cash equivalents. We incurred operating losses of $7.3 million and $11.4 million for the three months ended March 31, 2025 and 2024, respectively. We incurred cash outflows from operating activities of $9.5 million and $8.6 million during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $231.6 million. We expect to continue to generate operating losses for the foreseeable future.

Our future capital requirements will depend on many factors, including:

•
the emergence of competing innovative weight loss solutions and other adverse business developments;
•
the timing and extent of our sales and marketing, and research and development, expenditures; and

•
any investments or acquisitions we may choose to pursue in the future.

Our revenue for the three months ended March 31, 2025 was $5.6 million, which represented a year-over-year decrease of 41%. The decrease in revenue was primarily the result of the result of not selling product in France during the three months ended March 31, 2025 compared to revenue of $1.7 million in the same period in 2024, as well as lower investment in sales and marketing as we move our strategy from business to business to consumer and away from direct to consumer. If our current cash and anticipated revenue and resulting cash flows from operations are insufficient to satisfy our liquidity requirements, due to increased expenditures, lower demand for our sales of our gastric balloon system, the occurrence of other events, or the realization of the risks described in our Annual Report on Form 10-K under the heading "Risk Factors," we may be required to raise additional capital through the issuances of public or private equity or debt financing or other capital sources earlier than expected.

Until such time as we can generate sufficient revenue to fund operations, we expect to use proceeds from the issuance of equity, debt financings, or other capital transactions to fund our operations and satisfy our liquidity requirements, but the amount and timing of such financings are uncertain. We may be unable to increase our revenue, raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to increase our revenue, raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue our operations or the development and commercialization of one or more of our product candidates and other strategic initiatives. Based on our recurring losses from operations incurred since inception, the expectation of continuing operating losses for the foreseeable future, and the potential need to raise additional capital to finance our future operations and debt service payments, we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are issued.

Financing Arrangements

Leavitt Private Placement

On February 20, 2025, we received net proceeds of $1.3 million from the issuance of 267,686 shares of Common Stock and 535,372 Leavitt Private Placement Warrants at an offering price of $5.23 per share and accompanying warrant.

February 2025 Public Offering and Concurrent Private Placement

On February 20, 2025, we received net proceeds of $3.9 million from the issuance of 900,000 shares of Common Stock and 1,800,000 February 2025 Warrants at an offering price of $5.23 per share and accompanying warrant.

January 2025 Public Offering and Concurrent Private Placement

On January 27, 2025, we received net proceeds of $5.8 million from the issuance of 1,240,000 shares of Common Stock and 1,240,000 January 2025 Warrants at an offering price of $6.00 per share and accompanying warrant.

January 2025 RTW Private Placement

On January 16, 2025, we received net proceeds of $2.5 million from the issuance of 841,751 shares of Common Stock to funds affiliated with RTW as a purchase price of $2.97 per share.

Public Offering and Concurrent Private Placement

On July 1, 2024, we received $15.2 million in net proceeds from the issuance of 576,261 shares of Common Stock and 662,701 Public Offering Warrants and $2.5 million in net proceeds from the sale and issuance of 2,260,159 shares of Series A Preferred Stock (as converted to 90,407 shares of Common Stock following the Series A Stockholder Approval and Reverse Stock Split) and 90,407 July 2024 Private Placement Warrants in the July 2024 Private Placement, in each case at an offering price of $30.00 per share and accompanying warrant. On July 5, 2024, the underwriters in the public offering partially exercised their option to purchase an additional 77,091 shares of Common Stock for additional net proceeds of $2.2 million.

Amended Note Purchase Agreement

On April 16, 2024, we received $48.0 million in gross proceeds from the Amended Note Purchase Agreement with RTW, which proceeds were used to repay all outstanding principal, accrued and unpaid interest, and other obligations with respect to the Fortress Term Loan.

As of March 31, 2025, $48.0 million of the RTW Convertible Notes remains outstanding and is included in convertible notes payable, net of discounts on our condensed consolidated balance sheets. See Note 8, Debt, in the notes to our unaudited interim condensed consolidated financial statements for the three months ended March 31, 2025 and 2024 included within this Quarterly Report on Form 10-Q for additional details regarding the RTW Convertible Notes.

On April 15, 2025, we entered into the Second Amendment to Note Purchase Agreement with the Purchasers and RTW. On April 16, 2025, pursuant to the Second Amendment to Note Purchase Agreement, the Purchasers provided notice of conversion of $5.0 million of principal amount of the RTW Convertible Notes based on the closing price of the Common Stock on the immediately preceding trading day and resulting market capitalization of less than $15.0 million. The parties agreed that the Market Capitalization Condition was triggered and such mandatory conversion of $5.0 million of principal amount of the RTW Convertible Notes shall occur at the floor price of $3.35 per share. We subsequently issued an aggregate of 1,492,539 shares of Common Stock (subject to rounding for fractional shares) in accordance with the terms of the Second Amendment to Note Purchase Agreement.

Chardan Purchase Agreement

On December 18, 2023, we entered into the Purchase Agreement with Chardan. Pursuant to the Purchase Agreement, we have the right from time to time at our option to sell to Chardan up to the lesser of (i) $100,000,000 in aggregate gross purchase price of newly issued shares of our Common Stock, and (ii) the Exchange Cap (379,299 shares of Common Stock), subject to certain conditions.

As of March 31, 2025, we have received $1.0 million in net proceeds from sales of shares of our Common Stock pursuant to the Purchase Agreement with Chardan.

Revenue Interest Financing Agreement

On August 1, 2023, we received $40.0 million in proceeds from the Revenue Interest Financing Agreement with RTW, which matures in December 2030. We entered into the Revenue Interest Financing Agreement on February 9, 2023 and received the proceeds at the closing of the Business Combination. On April 14, 2024, the Revenue Interest Financing Agreement was amended to, among other things, increase the rate of revenue interest payments to be paid to RTW. The Revenue Interest Financing Agreement is included in Revenue Interest Financing liability on our condensed consolidated balance sheet as of March 31, 2025. See Note 9, Revenue Interest Financing, Side Letter, and PIPE Conversion Option in the notes to our unaudited interim condensed consolidated financial statements for the three months ended March 31, 2024 and March 31, 2023 included within this Quarterly Report on Form 10-Q for additional details regarding the Revenue Interest Financing Agreement.

On October 22, 2024, funds affiliated with RTW provided notice of their election under the Amended and Restated RTW Side Letter to surrender 30,000 shares of Common Stock representing $7.5 million in consideration for an additional Revenue Interest Financing Agreement. Accordingly, on October 30, 2024, the Company and the funds affiliated with RTW entered into the New RIFA.

Material Cash Requirements for Known Contractual and Other Obligations

Leases

We have entered into various non-cancellable operating leases for our corporate office, manufacturing facilities, research and development labs, management office space and certain equipment. The leases have varying terms expiring between 2025 and 2028. See Note 16, Commitments and Contingencies for additional details related to our noncancelable operating leases.

RTW Convertible Notes

On April 16, 2024, we received $48.0 million in gross proceeds from the Amended Note Purchase Agreement with RTW, which proceeds were used to repay all outstanding principal, accrued and unpaid interest and other obligations with respect to the Fortress Term Loan.

On April 15, 2025, we entered into the Second Amendment to Note Purchase Agreement. On April 16, 2025, pursuant to the Second Amendment to Note Purchase Agreement, the Purchasers provided notice of conversion of $5.0 million of principal amount of the RTW Convertible Notes based on the closing price of the Common Stock on the immediately preceding trading day and resulting market capitalization of less than $15.0 million. The parties agreed that the Market Capitalization Condition was triggered and such mandatory conversion of $5.0 million of principal amount of the RTW Convertible Notes shall occur at the floor price of $3.35 per share. We subsequently issued an aggregate of 1,492,539 shares of Common Stock (subject to rounding for fractional shares) in accordance with the terms of the Second Amendment to Note Purchase Agreement.

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

Further, on October 22, 2024, funds affiliated with RTW provided notice of their election under the Amended and Restated RTW Side Letter to surrender 30,000 shares of our Common Stock representing $7.5 million in consideration for an additional Revenue Interest Financing Agreement. Accordingly, on October 30, 2024, the Company and the funds affiliated with RTW entered into the New RIFA. The New RIFA has substantially identical terms and conditions as the Revenue Interest Financing Agreement, as amended by the Omnibus Amendment, except that the amount of financing provided under the New RIFA is equal to the conversion amount of $7.5 million.

Research and Development Costs

We are nearing the completion of our AUDACITY clinical trial in the United States and expect our expenses to decrease significantly as we continue to make payments related to the obligations with each clinical trial site. Our clinical trial costs are dependent on, among other things, the size, number, and length of our clinical trial.

Other Capital Requirements

We enter into agreements in the normal course of business with various vendors, which are generally cancelable upon notice. Payments due upon cancellation typically consist only of payments for services provided or expenses incurred, including non-cancelable obligations of service providers, up to the date of cancellation.

Cash Flows

The following table sets forth a summary of cash flows for the periods presented:

	Three Months Ended March 31,
(In thousands)	2025	2024
Net cash used in operating activities	$(9,469)	$(8,636)
Net cash used in investing activities	—	(104)
Net cash provided by financing activities	14,499	387
Net increase (decrease) in cash and cash equivalents, and restricted cash	$5,030	$(8,353)

Net Cash Used in Operating Activities

Three Months Ended March 31, 2025

During the three months ended March 31, 2025, net income of $7.4 million was more than offset by non-cash income of $12.1 million and net cash used from changes in our operating assets and liabilities of $4.8 million, resulting in net cash used in operating activities of $9.5 million.

Non-cash income consisted of $6.2 million of income related to the change in fair value of our convertible debt, $5.7 million of income related mark to market adjustments related to our warrant liabilities, $2.2 million of income related to the change in fair value of our Revenue Interest Financing, $0.9 of income related to the change in fair value of our earn-out liabilities, and $0.3 million on unrealized gains. This non-cash income was partially offset by $1.1 million of issuance costs associated with warrants recorded at fair value, $0.9 million of stock-based compensation expense, a $0.7 million loss on changes in fair value of the Share Obligation, $0.2 million of non-cash lease expense, and $0.2 million of depreciation and amortization expense.

Net cash used in our operating assets and liabilities consisted of a $3.9 million decrease in accounts payable, accrued expenses, and other current liabilities, a $0.9 million increase in accounts receivable, and a $0.2 million decrease in our lease liabilities, partially offset by a $0.1 million decrease in prepaid expenses, other current and long-term assets and a less than $0.1 million increase in inventory.

The net decrease in accounts payable, accrued expenses and other current liabilities was primarily related to decreased expenses resulting from the restructuring implemented during the fourth quarter of 2024 and timing of payments. The increase in accounts receivable was the result of an increase in revenue and decrease in cash collections.

Three Months Ended March 31, 2024

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

Net Cash Used in Investing Activities

Three Months Ended March 31, 2025 and 2024

During the three months ended March 31, 2025 and 2024, cash used in investing activities was zero and $0.1 million, respectively, consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Three Months Ended March 31, 2025 and 2024

During the three months ended March 31, 2025, cash provided by financing activities was $14.5 million, consisting of $14.5 million of net proceeds from the RTW Private Placement, January 2025 Offering, February 2025 Offering, and Leavitt Private Placement.

During the three months ended March 31, 2024, cash provided by financing activities was $0.4 million, consisting of $0.4 million of proceeds from our equity line financing.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes in our critical accounting policies and significant judgments and estimates as compared to those disclosed in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. See Note 2, Summary of Significant of Accounting Policies in the accompanying notes to the condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional details of our accounting policies.

Recent Accounting Pronouncements

See Note 2, Summary of Significant of Accounting Policies in the accompanying notes to the condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for a description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents totaling $20.4 million at March 31, 2025. Cash equivalents were invested primarily in money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under our investment policy, we invest in highly rated securities, issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, net loss or cash flows.

As of March 31, 2025, we had no variable rate debt outstanding.

Foreign Currency Exchange Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include transaction gains and losses associated with transactions denominated in currencies other than a location’s functional currency and the remeasurement of foreign currencies to our U.S. dollar reporting currency. As such, we have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations. Transaction gains or losses are included in Other income (expense), net in the condensed consolidated statements of operations, as incurred.

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

To date, we have not engaged in any foreign currency hedging activities. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency exchange rates. During the three months ended March 31, 2025, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would have had an impact of approximately 5% on revenues and 3% on expenses and would have impacted our net income by approximately 1%. During the three months ended March 31, 2024, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would have had an impact of approximately 7% on revenues and 7% on expenses and would have impacted our net loss by approximately 6%.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, who is our principal executive officer and principal financial officer, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the Chief Executive Officer has concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2025 as a result of the material weaknesses in our internal control over financial reporting discussed below.

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

Item 1A. Risk Factors.

Information regarding risk factors appears in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in such Annual Report on Form 10-K. In addition to the matters set forth herein, investors should review the risks factors and other information provided in the Annual Report on Form 10-K prior to making an investment in the Company. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report on Form 10-K, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial conditions and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities, Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter covered by this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

The following list of exhibits includes exhibits submitted with this Quarterly Report on Form 10-Q as filed with the SEC and those incorporated by reference to other filings.

Exhibit Number	Description	Incorporated by Reference herein from - Form or Schedule	File Number	Exhibit	Filed Date
3.1	Amended and Restated Certificate of Incorporation of Allurion Technologies, Inc. (f/k/a Allurion Technologies Holdings, Inc.)	8-K	001-41767	3.1	August 7, 2023
3.2	Bylaws of Allurion Technologies, Inc. (f/k/a Allurion Technologies Holdings, Inc.)	8-K	001-41767	3.2	August 7, 2023
4.1	Warrant Agreement, dated February 4, 2021, between Compute Health Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-40001	4.1	February 9, 2021
4.2	Amendment to Warrant Agreement, dated August 1, 2023, by and between Compute Health and Continental Stock Transfer & Trust Company.	8-K	001-41767	4.2	August 7, 2023
4.3	Warrant Assignment, Assumption and Amendment Agreement, dated August 1, 2023, by and among Compute Health Acquisition Corp., New Allurion Holdings, Inc., and Continental Stock Transfer & Trust Company.	8-K	001-41767	4.3	August 7, 2023
4.4	Form of Public Warrant.	8-K	001-41767	4.1	July 1, 2024
4.5	Form of Private Placement Warrant.	8-K	001-41767	4.2	July 1, 2024
4.6	Form of Common Warrant (January 2025).	8-K	001-41767	4.1	January 28, 2025
4.7	Form of Common Warrant (February 2025).	8-K	001-41767	4.1	February 21, 2025
4.8	Form of Private Placement Warrant (February 2025).	8-K	001-41767	4.2	February 21, 2025
10.1#	Omnibus Amendment, dated as of January 7, 2025, by and among Allurion Technologies, Inc., Allurion Technologies, LLC, Allurion Technologies Australia Pty Ltd, Allurion France, RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd., RTW Biotech Opportunities Operating Ltd., and RTW Investments, L.P.	S-1/A	333-283701	10.49	January 8, 2025
10.2	Subscription Agreement, dated as of January 14, 2025, by and between Allurion Technologies, Inc. and the purchasers named therein.	8-K	001-41767	10.1	January 17, 2025
10.3	Securities Purchase Agreement, dated as of January 24, 2025, by and between Allurion Technologies, Inc. and the purchasers named therein.	8-K	001-41767	10.1	January 28, 2025
10.4	Form of Securities Purchase Agreement.	8-K	001-41767	10.1	February 21, 2025
10.5	Subscription Agreement, dated as of February 19, 2025, between Allurion Technologies, Inc. and the investors named therein.	8-K	001-41767	10.2	February 21, 2025
10.6	Second Amendment to Note Purchase Agreement, dated as of April 15, 2025, by and among Allurion Technologies, Inc., the purchasers party thereto, and RTW Investments, LP, as agent for the purchasers.	8-K	001-41767	10.1	April 17, 2025
31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Allurion Technologies, Inc.

Date: May 15, 2025	By:	/s/ Shantanu Gaur
Shantanu Gaur
Chief Executive Officer and President