Form 10-K/A
period 2024-12-31
ALLURION TECHNOLOGIES, INC.
filed 2025-08-19
CIK 1964979

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) amends and restates certain items in Allurion Technologies, Inc.'s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2024, initially filed with the Securities and Exchange Commission (the "SEC") on March 27, 2025 (the "Original Form 10-K").

In this Form 10-K/A, the Company is restating its previously issued audited consolidated financial statements as of and for the fiscal year ended December 31, 2024 as further described below.

In addition, the Company is filing amendments to (i) its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as amended (together with the Original Form 10-K, the “Annual Reports”), to restate its previously issued audited consolidated financial statements as of and for the fiscal year ended December 31, 2023 and (ii) its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024, June 30, 2024, September 30, 2024 and March 31, 2025 (the “Quarterly Reports”) to restate its previously issued unaudited condensed consolidated financial statements for the fiscal quarters ended March 31, 2024, June 30, 2024, September 30, 2024 and March 31, 2025.

The Company does not intend to amend any other reports previously filed with the SEC. Accordingly, investors and other readers should rely only on the financial information and related disclosures regarding the periods described above (the “Affected Periods”) in this Form 10-K/A, such amendments to the Annual Reports and Quarterly Reports described in the preceding paragraph, and in any other future filings with the SEC (as applicable) and should not rely on the prior reports of its independent registered public accounting firm on the consolidated financial statements as of and for the years ended December 31, 2023 and 2024, as applicable, or any previously furnished or filed reports, press releases, investor presentations or similar communications relating to the Affected Periods.

Items Amended in this Filing

This Form 10-K/A amends and restates the following items of the Original Form 10-K:

•
Part I - Item 1A. Risk Factors.
•
Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•
Part II - Item 8. Financial Statements and Supplementary Data
•
Part II - Item 9A. Controls and Procedures.
•
Part IV - Item 15. Exhibits and Financial Statement Schedules.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications specified in Rule 13a-14 under the Exchange Act from the Company’s Chief Executive Officer, dated as of the date hereof, are being filed or furnished, as applicable, with this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2, and an updated Consent of Independent Registered Public Accounting Firm is being filed as Exhibit 23.01. This Form 10-K/A also includes an updated Report of Independent Registered Public Accounting Firm and updated signature page.

This Form 10-K/A sets forth the information in the Original Form 10-K in its entirety, as such information is amended and restated where necessary to reflect the restatement and related revisions. Except as provided above, this Form 10-K/A does not amend, update or change any other items or disclosures or otherwise reflect events occurring after the date of the Original Form 10-K to the date this Form 10-K/A is filed. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s other SEC filings.

Except as otherwise provided, the disclosures in this Form 10-K/A are made as of the date of the Original Form 10-K and do not reflect any events that occurred after the date of the Original Form 10-K or modify or update any other disclosures in the Original Form 10-K affected by subsequent events. As such, forward-looking statements included in this Form 10-K/A may represent management’s views as of the date of the Original Form 10-K and should not be assumed to be accurate as of any date thereafter.

Restatement Background

As described in the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2025, while preparing its unaudited condensed consolidated financial statements for the quarter ended June 30, 2025, the Company identified an error (the "Error") in the Company’s historical consolidated financial statements as of and for the years ended December 31, 2023 and December 31, 2024, and the quarter and year-to-date periods ended March 31, 2024, June 30, 2024, September 30, 2024, and March 31, 2025 that caused both overstatements and understatements of Other comprehensive income (loss) as reflected in the consolidated statements of comprehensive income (loss), Other income (expense) as reflected in the consolidated statements of operations, Net income (loss) as reflected in the consolidated statements of comprehensive loss and consolidated statements of operations, and Accumulated other comprehensive income (loss) and Accumulated deficit as reflected in the consolidated balance sheets and consolidated statements of stockholders' deficit. The Company determined that the Error originated from the existing material weakness related to the lack of sufficient levels of staff with public company and technical accounting experience to maintain proper control activities and perform risk assessment and monitoring activities. These adjustments were inadvertently booked in the wrong direction consistently since the fourth quarter of 2023. The Error had no impact to revenue, gross profit, operating expenses, operating profit (loss) or cash and cash equivalents.

Additionally, the Company corrected an item that was previously identified and concluded as an immaterial error to its consolidated financial statements as of and for the fiscal year ended December 31, 2024 and 2023. This item primarily relates to Other liabilities and Other income (expense) misclassifications.

As a result, the Company is restating the accompanying consolidated financial statements as of and for the years ended December 31, 2024 and 2023.

Internal Control Considerations

Following the identification of the Error and in connection with the restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2024. The Company’s management determined that the Error and the related restatement were the result of material weaknesses in the Company’s internal control over financial reporting. As a result, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024 and 2023, and the Company’s disclosure controls and procedures were not effective as of December 31, 2024. The Company's management concluded the Error and restatement were symptomatic of the existing material weaknesses in the Company's disclosure controls and procedures and internal control over financial reporting, which were previously concluded to be ineffective as of December 31, 2024. See Part II - Item 9A. Controls and Procedures, in this Form 10-K/A for additional information related to these material weaknesses in disclosure controls and procedures and internal control over financial reporting and the planned remedial measures.

i

Cautionary Statement Regarding Forward-Looking Statements

This Amended Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, which are not purely historical, include, but are not limited to, statements regarding the plans, strategies and prospects, both business and financial, of Allurion Technologies, Inc. (“Allurion”, the "Company", "we", "our", or "us"). Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Forward-looking statements in this Amended Annual Report on Form 10-K include, but are not limited to, statements about the ability of Allurion to:

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
•
the restatement of our prior financial statements and our ability to implement and maintain effective internal controls over financial reporting, including our ability to remediate the existing material weaknesses in our internal controls;
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

We have based the forward-looking statements contained in this Amended Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect Allurion’s business, financial condition, results of operations, prospects, business strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described in the section entitled “Risk Factors” beginning on page 29 and elsewhere in this Amended Annual Report on Form 10-K. These risks are not exhaustive. Other sections of this Amended Annual Report on Form 10-K include additional factors that could adversely impact our business and financial performance. Moreover, Allurion operates in very competitive and rapidly changing environments. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Amended Annual Report on Form 10-K.

We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Amended Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and such statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

BASIS OF PRESENTATION

In January 2025, we effected a 1-for-25 reverse stock split (the “Reverse Stock Split”) of our common stock, par value $0.0001 per share (“common stock”). As a result, every 25 shares of our issued common stock were combined into one share of our common stock. No fractional shares of our common stock were issued as a result of the Reverse Stock Split. Stockholders who would otherwise have held a fraction of a share of common stock of the Company automatically received an additional fraction of a share of Common Stock to round up to the next whole share. As a result of the Reverse Stock Split, proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding warrants and options to purchase shares of our common stock. Accordingly, unless otherwise noted, all share and per share amounts for all periods presented in this Amended Annual Report on Form 10-K have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split. The shares of our common stock retained a par value of $0.0001 per share.

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

We make available free of charge on our investor website our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of our corporate website and our investor website are not a part of this Amended Annual Report on Form 10-K and should not be considered to be a part of, or incorporated into, this Amended Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein or therein by reference.

Item 1A. Risk Factors.

You should carefully consider the following risk factors in evaluating our business. Such risks could cause our actual results to differ materially from those that are expressed or implied by the forward-looking statements contained herein. Some risks relate principally to our business and the industry in which we operate. Others relate principally to the securities market and ownership of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that affect us. Any of the following risks could result in material adverse impacts on our business, financial condition, or results of operations. You also should consider the other information included in this Amended Annual Report on Form 10-K, including our financial statements and the related notes appearing at the end of this Amended Annual Report on Form 10-K, as well as our other filings with the SEC.

Except for the risk factors below titled, “We have incurred net operating losses in the past and expect to incur net operating losses for the foreseeable future,”“We are restating certain of our previously issued financial statements, which may lead to additional risks and uncertainties, including unanticipated costs, legal proceedings and regulatory actions, and may adversely affect investor confidence, our share price, our reputation and our ability to raise capital in the future” and “We have previously identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future. If we fail to remediate a material weakness or if we otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results, and may adversely affect investor confidence and business operations,” this Item 1A. Risk Factors has not been updated to reflect developments occurring subsequent to the filing of the Original Form 10-K on March 27, 2025. However, all risk factors should be considered in the context of the risk factors indicated above.

Summary of Risk Factors

Our business is subject to numerous risks, which are discussed more fully below. The following is a summary of the principal risk factors we deem material to our business as of the date of this Amended Annual Report on Form 10-K, which summary is not exhaustive.

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
•
We are restating certain of our previously issued financial statements, which may lead to additional risks and uncertainties, including unanticipated costs, legal proceedings and regulatory actions, and may adversely affect investor confidence, our share price, our reputation and our ability to raise capital in the future.
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

The risks described elsewhere in this Amended Annual Report on Form 10-K pertaining to our intellectual property rights also apply to any intellectual property rights that we may license, and any failure by us or any future licensor to obtain, maintain, defend and enforce these rights could have a material adverse effect on our business.

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

Risks Related to Our Financial Condition and Capital Requirements

We are restating certain of our previously issued financial statements, which may lead to additional risks and uncertainties, including unanticipated costs, legal proceedings and regulatory actions, and may adversely affect investor confidence, our share price, our reputation and our ability to raise capital in the future.

As discussed in the Explanatory Note to this Form 10-K/A, we are restating certain of our previously issued financial statements for the Affected Periods. The determination to restate the financial statements for the Affected Periods was made by our Audit Committee following the identification of an Error that caused both overstatements and understatements of Other comprehensive income (loss) as reflected in the consolidated statements of comprehensive income (loss), Other income (expense) as reflected in the consolidated statements of operations, Net income (loss) as reflected in the consolidated statements of comprehensive loss and consolidated statements of operations, and Accumulated deficit as reflected in the consolidated balance sheets and consolidated statements of stockholders' deficit. The Audit Committee concluded that the previously issued financial statements for the Affected Periods should no longer be relied upon. As a result, the Company is filing amendments to its Annual and Quarterly Reports to restate its previously issued audited and unaudited consolidated financial statements for the Affected Periods.

The restatement of our previously issued financial statements has been, and will continue to be, time-consuming and expensive. The restatement, the related material weaknesses in our internal control over financial reporting, and other related impacts could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows, including unanticipated costs for accounting and legal fees in connection with or related to the restatement and various legal and regulatory challenges. These challenges could include securities class action lawsuits, stockholder derivative suits, and enforcement actions by regulatory authorities such as the SEC and NYSE. Such proceedings may allege violations of federal securities laws, deficiencies in our disclosure controls and procedures, or other corporate governance issues. Defending against these matters is time-consuming and costly and will divert management's attention from our business operations. Adverse outcomes could result in substantial monetary damages, penalties, injunctive, or other relief, and even if resolved favorably, we may incur significant legal expenses. These potential liabilities and costs could materially and adversely impact our business, financial condition, and results of operations.

The restatement of our previously issued financial statements, the related material weaknesses in our internal control over financial reporting, and other related impacts could result in increased volatility in the market price of our securities. We may also experience reduced analyst coverage and diminished interest from institutional investors, which could adversely impact the trading volume, liquidity, and market price of our securities. Moreover, investors may view our historical financial information as less reliable as a result of the restatement of our previously issued financial statements and the identification of material weaknesses in our internal control over financial reporting. This perception could impact investor confidence, adversely affect the market price of our securities, impair our ability to access capital markets, and result in greater difficulty in achieving strategic or financial objectives.

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

We expect to generate significant operating losses for the foreseeable future. As of December 31, 2024 and December 31, 2023, we had an accumulated deficit of $222.2 million (as restated) and $215.0 million (as restated), respectively. Based on our recurring losses from operations incurred since inception, the expectation of continuing operating losses for the foreseeable future, and the potential need to raise additional capital to finance our future operations and debt service payments, we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that the consolidated financial statements for the year ended December 31, 2024 are issued.

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

The preparation of our financial statements requires us to make estimates and assumptions affecting the reported amounts of our assets, liabilities, revenues, expenses and earnings. If these estimates or assumptions are incorrect, it could have a material adverse effect on our results of operations or financial condition. We have identified several accounting policies as being critical to the fair presentation of our financial condition and results of operations because they involve major aspects of our business and require us to make judgments about matters that are inherently uncertain. These policies are described under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and should be considered in conjunction with our audited consolidated financial statements and notes thereto included elsewhere in this Amended Annual Report on Form 10-K. The implementation of new accounting requirements or other changes to GAAP could have a material adverse effect on our reported results of operations and financial condition. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our expectations and the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, which allows us to take advantage of certain exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in this Amended Annual Report on Form 10-K and in our periodic reports and proxy statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of the shares of our common stock held by non-affiliates exceeds $250 million as of the prior June 30, and (ii) our annual revenue exceeded $100 million during such completed fiscal year or the market value of the shares of our common stock held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

As discussed in the Explanatory Note to this Form 10-K/A, we are restating certain of our previously issued financial statements for the Affected Periods following the identification of an Error that caused both overstatements and understatements of Other comprehensive income (loss) as reflected in the consolidated statements of comprehensive income (loss), Other income (expense) as reflected in the consolidated statements of operations, Net income (loss) as reflected in the consolidated statements of comprehensive loss and consolidated statements of operations, and Accumulated deficit as reflected in the consolidated balance sheets and consolidated statements of stockholders' deficit. The Company’s management determined that the Error and the related restatement were the result of the material weaknesses in the Company’s internal control over financial reporting described above. The Company determined that the Error originated from the existing material weakness related to the lack of sufficient levels of staff with public company and technical accounting experience to maintain proper control activities and perform risk assessment and monitoring activities.

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

As of the date of the Original Form 10-K, our public float is below $75 million. As such, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements on Form S-3 in any twelve-month period. If our public float decreases, the number of securities we may sell under our Form S-3 shelf registration statement will also decrease. We will remain constrained by the baby shelf rules under our Form S-3 shelf registration statement until such time as our public float exceeds $75 million, at which time, the number of securities we may sell under a Form S-3 registration statement will no longer be limited by the baby shelf rules.

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

The exercise prices of the warrants, in certain circumstances, may be higher than the prevailing market price of our underlying common stock and the cash proceeds to us associated with the exercise of such warrants are contingent upon our stock price. The value of our common stock may fluctuate and may not exceed the exercise price of the existing warrants at any given time. As of the date of the Original Form 10-K, all of our Public Warrants, each of which has an exercise price of $202.50 per share, our July 2024 Public Warrants, each of which has an exercise price of $30.00 per share, our January 2025 Warrants, each which has an exercise price of $6.00 per share, our February 2025 Warrants, each which has an exercise price of $5.23 per share, and our Leavitt Private Placement Warrants, each which has an exercise price of $5.23 per share, are “out of the money,” meaning the exercise price is higher than the market price of our common stock. As of March 14, 2025, 893 Rollover Warrants have been exercised. Of the 14,589 Rollover Warrants outstanding as of March 14, 2025, 11,655 of such warrants (2,231 of which have an exercise price of $26.25, 392 of which have an exercise price of $28.25, 209 of which have an exercise price of $61.00, 5,203 of which have an exercise price of $168.25, and 3,620 of which have an exercise price of $303.50) are “out of the money.” Holders of such “out of the money” warrants are not likely to exercise such warrants. There can be no assurance that such warrants will be in the money prior to their respective expiration dates, and therefore, we may not receive any cash proceeds from the exercise of such warrants.

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

Equity Plan Information

See "Equity Plan Information" under Part III, Item 12 of this Amended Annual Report on Form 10-K for information about our equity plans approved, and not approved, by stockholders.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion and analysis should be read together with the consolidated financial statements as of and for the years ended December 31, 2024 and December 31, 2023, included in this Amended Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the sections titled “Cautionary Statement Regarding Forward-Looking Statements" and “Risk Factors” in other parts of this Amended Annual Report on Form 10-K. For purposes of this section, all references in this discussion and analysis to “Allurion,” the “Company”, “we,” “us,” or “our” refers to the business and operations of Allurion and its consolidated subsidiaries following the consummation of the Business Combination and to Legacy Allurion and its consolidated subsidiaries prior to the consummation of the Business Combination. “Legacy Allurion” refers to Allurion Technologies, LLC, which was previously known as Allurion Technologies Opco, Inc. (formerly Allurion Technologies, Inc.) prior to the consummation of the Business Combination. Capitalized terms not defined in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section have the meanings ascribed to them in the consolidated financial statements and the notes thereto included in this Amended Annual Report on Form 10-K.

Restatement of Previously Issued Financial Statements

As discussed in the Explanatory Note to this Form 10-K/A, the Company is restating its previously issued audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023. As a result, the previously reported financial information as of and for the years ended December 31, 2024 and 2023 in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to reflect the restatement. See Note 2 “Restatement of Previously Issued Consolidated Financial Statements” to the consolidated financial statements included in this Form 10-K/A for further detail regarding the restatement, including descriptions of the adjustments and the impacts on our consolidated financial statements. Other than the effect of the restatement noted above, this section has not been otherwise modified and does not reflect any information or events occurring after March 27, 2025, the filing date of the Original Form 10-K, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products and receipt and maintenance of regulatory approvals. We generated revenue of $32.1 million and $53.5 million for the years ended December 31, 2024 and 2023, respectively, and incurred net losses of $7.2 million (as restated) and $82.8 million (as restated) for those same periods, respectively. We expect to continue to incur net losses for the foreseeable future as we focus on obtaining regulatory approvals for our products in new markets, refining our sales and marketing strategies, and continuing research and development efforts to further enhance our existing products. Further, following the closing of the Business Combination, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. As a result, we will need additional funding for expenses related to our operating activities, including selling, marketing, general and administrative, and research and development expenses.

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

Key Factors Affecting Our Operating Results

We believe that our performance and future success depend on many factors that present significant opportunities but also pose risks and challenges, including those discussed below and in the “Risk Factors” section of this Amended Annual Report on Form 10-K.

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

Change in Fair Value of Revenue Interest Financing and PIPE Conversion Option

The change in fair value of Revenue Interest Financing and PIPE Conversion Option (as defined below) consists of the expense recognized upon the mark to market of the Revenue Interest Financing with RTW and the issuance and mark to market of the PIPE Conversion Option. See Note 11, Fair Value Measurements for further information.

Change in Fair Value of Earn-out Liabilities

The change in fair value of earn-out liabilities consists of the gain or loss recognized upon the mark to market of the contingent earn-out consideration. See Note 11, Fair Value Measurements for further information.

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

Other Income (expense), Net

Other income (expense), net consists of interest earned on our invested cash balances, which primarily consist of deposit accounts and money market funds, foreign currency transaction gains and losses and expense associated with our Success Fee derivative liability and Fortress Term Loan derivative liability. See Note 11, Fair Value Measurements, for further information.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023	Change
	(Restated)	(Restated)	(Restated)
Revenue	$32,110	$53,467	$(21,357)
Cost of revenue	10,607	11,970	(1,363)
Gross profit	21,503	41,497	$(19,994)
Operating expenses:
Sales and marketing	25,933	46,857	(20,924)
Research and development	17,369	27,694	(10,325)
General and administrative	28,399	46,024	(17,625)
Total operating expenses:	71,701	120,575	(48,874)
Loss from operations	(50,198)	(79,078)	28,880
Other income (expense):
Interest expense	(2,264)	(10,566)	8,302
Changes in fair value of warrants	17,024	8,364	8,660
Changes in fair value of debt	18,090	(3,751)	21,841
Changes in fair value of Revenue Interest Financing and PIPE conversion option	(4,771)	(4,402)	(369)
Changes in fair value of earn-out liabilities	22,900	29,050	(6,150)
Termination of convertible note side letters	—	(17,598)	17,598
Loss on extinguishment of debt	(8,713)	(3,929)	(4,784)
Other income (expense), net	1,452	(643)	2,095
Total other income (expense):	43,718	(3,475)	47,193
Loss before income taxes:	(6,480)	(82,553)	76,073
Provision for income taxes:	(718)	(264)	(454)
Net loss	$(7,198)	$(82,817)	$75,619

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

Change in Fair Value of Debt

The $18.1 million gain (as restated) attributable to the change in fair value of debt for the year ended December 31, 2024, compared to the same period in 2023, was due to mark to market fluctuations in our convertible debt.

Change in Fair Value of Revenue Interest Financing and PIPE Conversion Option

The $4.8 million loss (as restated) attributable to the change in fair value of the Revenue Interest Financing and PIPE Conversion Option for the year ended December 31, 2024, compared to the same period in 2023, was primarily due to a $3.8 million loss (as restated) related to the change in fair value of the Revenue Interest Financing and a $1.0 million loss (as restated) on PIPE Conversion Option primarily driven by a decrease in the discount rate.

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

Liquidity and Capital Resources

Since our inception, we have primarily obtained cash to fund our operations through the sale of common stock and preferred stock, issuance of term loans, and issuance of convertible debt instruments. As of December 31, 2024, we had $15.4 million in cash and cash equivalents. We incurred net losses of $7.2 million (as restated) and $82.8 million (as restated) for the years ended December 31, 2024 and 2023, respectively. We incurred cash outflows from operating activities of $42.3 million and $64.0 million during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $222.2 million (as restated). We expect to continue to generate operating losses for the foreseeable future.

Our future capital requirements will depend on many factors, including:

•
the emergence of competing innovative weight loss experiences and other adverse business developments;
•
the timing and extent of our sales and marketing and research and development expenditures; and
•
any investments or acquisitions we may choose to pursue in the future.

Our revenue for the year ended December 31, 2024 was $32.1 million, which represented a year-over-year decrease of 40%. The decrease in revenue was primarily the result of lower re-order rates as distributors and certain accounts adjusted their inventory levels, as well as macroeconomic headwinds in certain markets. Additionally, in August 2024, ANSM suspended sales of the Allurion Balloon in France, resulting in a reduction to revenue for customer returns of the Allurion Balloon, as well as no further sales in the second half of 2024. The decrease in revenue was also attributable to selling less or no product to certain distributors and accounts to manage our credit risk. If our current cash and anticipated revenue and resulting cash flows from operations are insufficient to satisfy our liquidity requirements, due to increased expenditures, lower demand for or sales of our gastric balloon system, the occurrence of other events, or the realization of the risks described in this Amended Annual Report on Form 10-K under the heading "Risk Factors," we may be required to raise additional capital through the issuances of public or private equity or debt financing or other capital sources earlier than expected.

Until such time as we can generate sufficient revenue to fund operations, we expect to use proceeds from the issuance of equity, debt financings, or other capital transactions to fund our operations and satisfy our liquidity requirements, but the amount and timing of such financings are uncertain. We may be unable to increase our revenue, raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to increase our revenue, raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue our operations or the development and commercialization of one or more of our product candidates and other strategic initiatives. Based on our recurring losses from operations incurred since inception, the expectation of continuing operating losses for the foreseeable future, and the potential need to raise additional capital to finance our future operations and debt service payments, we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that the consolidated financial statements included in this Amended Annual Report on Form 10-K are issued.

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

Revenue Interest Financing Agreement

On August 1, 2023, we received $40.0 million in proceeds from the Revenue Interest Financing Agreement with RTW, which matures in December 2030. We entered into the Revenue Interest Financing Agreement on February 9, 2023 and received the proceeds at the closing of the Business Combination. On April 14, 2024, the Revenue Interest Financing Agreement was amended to, among other things, increase the rate of revenue interest payments to be paid to RTW. The Revenue Interest

Financing Agreement, as subsequently amended by the Omnibus Amendment, is included in Revenue Interest Financing liability on our consolidated balance sheet as of December 31, 2024. See Note 10, Revenue Interest Financing, Side Letter, and PIPE Conversion Option in the notes to our annual consolidated financial statements for the years ended December 31, 2024 and 2023 for additional details regarding the Revenue Interest Financing Agreement.

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

Material Cash Requirements for Known Contractual and Other Obligations

Leases

We have entered into various non-cancelable operating leases for our corporate office, manufacturing facilities, research and development labs, management office space and certain equipment. The leases have varying terms expiring between 2025 and 2028. See Note 17, Commitments and Contingencies in the notes to our annual consolidated financial statements for the years ended December 31, 2024 and 2023 for additional details related to our non-cancelable operating leases.

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

Net Cash Used in Operating Activities (Restated)

Years Ended December 31, 2024 and 2023

During the year ended December 31, 2024, operating activities used $42.3 million of cash, resulting from a net loss of $7.2 million (as restated) and non-cash income of $36.7 million (as restated), partially offset by net cash provided by changes in our operating assets and liabilities of $1.6 million.

Non-cash income consisted of $22.9 million of income related to the change in fair value of our earn-out liabilities, $18.1 million (as restated) of income related to the change in fair value of our convertible debt, $17.0 million of mark to market adjustments related to our warrant liabilities, $3.1 million of interest paid on debt recorded at fair value, and $1.9 million of income related to the change in fair value of our term loan derivative liability. This non-cash income was partially offset by an $8.7 million loss on the extinguishment of our Fortress Term Loan, a $4.8 million loss (as restated) on the change in fair value of our Revenue Interest Financing and PIPE Conversion Option, $3.1 million of stock-based compensation expense, a $2.2 million provision for inventory, $1.5 million of non-cash interest expense, $1.4 million of debt issuance costs associated with debt at fair value, a $1.4 million provision for uncollectible accounts, $1.0 million of depreciation and amortization expense, $0.9 million of issuance costs associated with warrants recorded at fair value, and $0.8 million of non-cash lease expense.

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

During the year ended December 31, 2023, operating activities used $64.0 million of cash, resulting from a net loss of $82.8 million (as restated), partially offset by net cash provided by changes in our operating assets and liabilities of $0.2 million and non-cash charges of $18.6 million (as restated).

Non-cash charges consisted of $16.1 million for termination of convertible note side letters, a $12.7 million provision for uncollectible accounts, $8.4 million of stock-based compensation expense, $4.4 million (as restated) related to the change in fair value of the Revenue Interest Financing and PIPE Conversion Option, a $3.9 million loss on extinguishment of debt for our 2021 Term Loan, $3.8 million related to the change in fair value of our convertible debt, $2.1 million of non-cash interest expense primarily related to the amortization of debt discount associated with our outstanding debt arrangements, $1.7 million of mark to market adjustments related to our derivative liabilities, $1.2 million of debt issuance costs associated with the Revenue Interest Financing, $0.8 million of lease expense, and $0.7 million of depreciation and amortization expense. These charges were partially offset by $29.1 million of income related to the change in fair value of our earn-out liabilities, $8.4 million of mark to market adjustments related to our warrant liabilities, and $1.1 million of interest paid on debt recorded at fair value.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 3, Summary of Significant Accounting Policies to our audited consolidated financial statements included in this Amended Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Valuation of Earn-Out Liabilities

In connection with the Business Combination, holders of Legacy Allurion common stock and Legacy Allurion preferred stock and holders of vested options, warrants and restricted stock units exercisable or convertible into Legacy Allurion capital stock received the contingent right to receive additional shares of our common stock (the “Earn-Out Shares”) upon the achievement of certain earn-out targets. As the contingent earn-out consideration contains a settlement provision that precludes it from being indexed to our stock, it is classified as a liability under ASC 480, as defined in Note 3, Summary of Significant Accounting Policies. The fair value of contingent earn-out consideration is estimated as of the acquisition date at the present value of the expected contingent payments using a Monte Carlo Simulation Method ("MCSM"). The MCSM utilizes a combination of observable (Level 2) and unobservable (Level 3) inputs which include the trading price and volatility of the underlying common stock, expected term, risk-free interest rates, and expected date of a qualifying event. The determination of the fair value of these financial instruments is complex and highly judgmental due to the significant estimation required. In particular, the fair value estimate was sensitive to certain assumptions, such as the volatility and trading price of the underlying shares. The Company's stock price has significantly declined since the Business Combination, driving a significant decrease in the liability of the earn-out liability.

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

Recent Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies in the accompanying notes to our annual consolidated financial statements for the years ended December 31, 2024 and 2023 included in this Amended Annual Report on Form 10-K for a description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Amended Annual Report on Form 10-K beginning on page F-1. An index of those financial statements is found in Item 15, Exhibits and Financial Statement Schedules, of this Amended Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures (Restated).

Background

As described in the Explanatory Note to the Form 10-K/A, and as described in the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2025, while preparing its unaudited condensed consolidated financial statements for the quarter ended June 30, 2025, the Company identified an Error in the Company’s historical consolidated financial statements as of and for the years ended December 31, 2023 and December 31, 2024, and the quarter and year-to-date periods ended March 31, 2024, June 30, 2024, September 30, 2024, and March 31, 2025 that caused both overstatements and understatements of Other comprehensive income (loss) as reflected in the consolidated statements of comprehensive income (loss), Other income (expense) as reflected in the consolidated statements of operations, Net income (loss) as reflected in the consolidated statements of comprehensive loss and consolidated statements of operations, and Accumulated other comprehensive income (loss) and Accumulated deficit as reflected in the consolidated balance sheets and consolidated statements of stockholders' deficit. The Company determined that the Error originated from the existing material weakness related to the lack of sufficient levels of staff with public company and technical accounting experience to maintain proper control activities and perform risk assessment and monitoring activities. These adjustments were inadvertently booked in the wrong direction consistently since the fourth quarter of 2023.

Additionally, the Company corrected an item that was previously identified and concluded as an immaterial error to its consolidated financial statements as of and for the fiscal year ended December 31, 2024 and 2023. This item primarily relates to Other liabilities and Other income (expense) misclassifications.

Evaluation of Disclosure Controls and Procedures

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

Our Chief Executive Officer, who is our principal executive officer and principal financial officer, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Amended Annual Report on Form 10-K. Based on that review and evaluation, the Chief Executive Officer has concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2024 as a result of the material weaknesses in our internal control over financial reporting discussed below. The Error and related restatement (as discussed in the Explanatory Note to the Form 10-K/A), were symptomatic of the existing material weaknesses in the Company's disclosure controls and procedures, which were previously concluded to be ineffective as of December 31, 2024.

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

While progress has been made to enhance our internal control over financial reporting, we are still in the process of building and enhancing our processes, procedures, and controls. Additional time is required to complete the remediation of these material weaknesses and the assessment to ensure the sustainability of these remediation actions. We believe the above actions, when complete, will be effective in the remediation of the material weaknesses described above.

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

Based upon that assessment, management identified deficiencies that rose to the level of material weaknesses in our internal control over financial reporting as described above. The Company had previously identified these material weaknesses and has begun the remediation process, described herein.

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

Nonetheless, management believes that our consolidated financial statements included in this Amended Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles. Our Chief Executive Officer has certified that, based on such officer’s knowledge, the financial statements and other financial information included in this Amended Annual Report on Form 10-K fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report. In addition, we initiated a remediation plan for the material weaknesses, described above.

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

The Company has made progress in improving its internal control over financial reporting but remediation efforts are ongoing.

Our independent registered accounting firm has not issued an opinion on the effectiveness of our internal control over financial reporting pursuant to Section 404, as it is not required to do so until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Corporate Governance

General

We believe that good corporate governance is important to ensure that our company is managed for the long-term benefit of our stockholders. We periodically review our corporate governance policies and practices and compare them to those suggested by various authorities in corporate governance and the practices of other public companies. As a result, we have adopted policies and procedures that we believe are in the best interests of our company and our stockholders. Key information regarding our corporate governance initiatives can be found on our corporate website at https://investors.allurion.com under “Governance Documents,” including our Corporate Governance Guidelines, our Code of Business Conduct and Ethics (our “Code of Conduct”), and the charters for the committees of our Board of Directors, described below. Information contained on, or that can be accessed through, our website is not incorporated by reference into and does not form a part of this Amended Annual Report on Form 10-K.

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

Code of Conduct

We have adopted our Code of Business Conduct and Ethics (our "Code of Conduct"), which applies to all of our directors, officers, employees, consultants, and certain designated agents in connection with their work for us. The full text of our Code of Conduct is posted on our website at https://investors.allurion.com. We intend to disclose future amendments to, or waivers of, our Code of Conduct, as and to the extent required by SEC regulations, at the same location on our website identified herein or in public filings. Information contained on our website is not incorporated by reference into this Amended Annual Report on Form 10-K, and you should not consider information contained on our website to be part of this Amended Annual Report on Form 10-K.

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
(2)
Amounts shown reflect the grant date fair value of restricted stock units (“RSUs”) granted during such fiscal year, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, excluding any estimates of forfeitures related to service-based vesting conditions. For information regarding assumptions underlying the valuation of equity awards, see Note 15 to our consolidated financial statements included in this Amended Annual Report on Form 10-K. The amounts reported in this column reflect the accounting cost for the RSU awards, and do not correspond to the actual economic value that may be recognized by holders upon the vesting or settlement of the applicable awards.
(3)
Amounts shown reflect the grant date fair value of stock options granted during such fiscal year, calculated in accordance with FASB ASC Topic 718, excluding any estimates of forfeitures related to service-based vesting conditions. For information regarding assumptions underlying the valuation of equity awards, see Note 15 to our consolidated financial statements included in this Amended Annual Report on Form 10-K. The amounts reported in this column reflect the accounting cost for the option awards, and do not correspond to the actual economic value that may be recognized by holders upon the vesting or exercise of the applicable awards.
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
(1)
Amounts shown reflect the grant date fair value of restricted stock units granted in 2024, calculated in accordance with FASB ASC Topic 718, excluding any estimates of forfeitures related to service-based vesting conditions. For information regarding assumptions underlying the valuation of equity awards, see Note 15 to our consolidated financial statements included in this Amended Annual Report on Form 10-K. The amounts reported in this column reflect the accounting cost for the restricted stock unit awards, and do not correspond to the actual economic value that may be recognized by holders upon the vesting or settlement of the applicable awards.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

Other than the compensation agreements and other arrangements described under “Executive Compensation” and “Director Compensation” in this Amended Annual Report on Form 10-K and the transactions described below, since January 1, 2023, there has not been and there is not currently proposed any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 (or, if less, 1% of the average of our total assets at year end for the last two completed fiscal years) and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

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

For more information, see the subsection entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Amendment to Revenue Interest Financing Agreement, Additional Revenue Interest Financing Agreement, and Omnibus Amendment ”and Note 9, Revenue Interest Financing, Side Letter, and PIPE Conversion Option in the notes to our annual consolidated financial statements for the years ended December 31, 2024 and 2023 included in this Amended Annual Report on Form 10-K for further discussion.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Amended Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)
Exhibits:

The following list of exhibits includes exhibits submitted with this Amended Annual Report on Form 10-K as filed with the SEC and those incorporated by reference to other filings.

Exhibit Number	Description	Incorporated by Reference herein from - Form or Schedule	File Number	Exhibit	Filed Date
3.1	Amended and Restated Certificate of Incorporation of Allurion Technologies, Inc. (formerly Allurion Technologies Holdings, Inc.)	8-K	001-41767	3.1	August 7, 2023
3.2	Amended and Restated Bylaws of Allurion Technologies, Inc. (formerly Allurion Technologies Holdings, Inc.)	8-K	001-41767	3.2	August 7, 2023
4.1	Warrant Agreement, dated February 4, 2021, between Compute Health Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-40001	4.1	February 9, 2021
4.2	Amendment to Warrant Agreement, dated August 1, 2023, by and between Compute Health and Continental Stock Transfer & Trust Company.	8-K	001-41767	4.2	August 7, 2023
4.3	Warrant Assignment, Assumption and Amendment Agreement, dated August 1, 2023, by and among Compute Health Acquisition Corp., New Allurion Holdings, Inc., and Continental Stock Transfer & Trust Company.	8-K	001-41767	4.3	August 7, 2023
4.4*	Description of Capital Stock.
4.5	Form of Public Warrant.	8-K	001-41767	4.1	July 1, 2024
4.6	Form of Private Placement Warrant.	8-K	001-41767	4.2	July 1, 2024
4.7	Form of Common Warrant (January 2025).	8-K	001-41767	4.1	January 28, 2025
4.8	Form of Common Warrant (February 2025).	8-K	001-41767	4.1	February 21, 2025
4.9	Form of Private Placement Warrant (February 2025).	8-K	001-41767	4.2	February 21, 2025
10.1	Form of Indemnification Agreement between Allurion Technologies, Inc. and its Directors and Officers.	S-4/A	333-271862	10.32	June 13, 2023
10.2++	Investor Rights Agreement, dated August 1, 2023, by and among New Allurion, Compute Health Sponsor LLC, certain equity holders of Allurion Technologies, Inc. and certain other parties.	8-K	001-41767	10.5	August 7, 2023
10.3++	Amended and Restated RTW PIPE Side Letter Agreement, dated as of May 2, 2023, by and among Compute Health Acquisition Corp., Allurion Technologies Holdings, Inc., Compute Health LLC, Allurion Technologies, Inc. and certain entities that have engaged RTW Investments, LP as investment manager.	8-K	001-40001	10.6	May 2, 2023
10.4++	Revenue Interest Financing Agreement, dated as of February 9, 2023, by and among Allurion Technologies, Inc. and certain entities that have engaged RTW Investments, LP as investment manager.	8-K	001-40001	10.8	February 9, 2023

10.5++	Bridging Agreement, dated as of February 9, 2023, by and among Allurion Technologies, Inc. and Fortress Credit Corp.	8-K	001-40001	10.9	February 9, 2023
10.6#†	Employment Agreement dated August 1, 2023 with Shantanu Gaur.	8-K	001-41767	10.10	August 7, 2023
10.7#†	Employment Agreement between Allurion Technologies, Inc. and Ram Chuttani.	8-K	001-41767	10.13	August 7, 2023
10.8#	Allurion Technologies, Inc. 2010 Stock Incentive Plan.	S-4	333-271862	10.13	May 12, 2023
10.9#	Allurion Technologies, Inc. Amended and Restated 2020 Stock Option and Grant Plan.	S-4	333-271862	10.14	May 12, 2023
10.10#	Form of Allurion Technologies Holdings, Inc. 2023 Equity Incentive Plan.	S-4	333-271862	10.15	May 12, 2023
10.11#	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Allurion Technologies, Inc. 2023 Stock Option And Incentive Plan.	8-K	001-41767	10.18	August 7, 2023
10.12#	Form of Allurion Technologies Holdings, Inc. 2023 Employee Stock Purchase Plan.	S-4	333-271862	10.16	May 12, 2023
10.13++	Side Letter Termination Agreement, dated as of May 2, 2023, by and among Allurion Technologies, Inc., Romulus Growth Allurion L.P. and Hunter Ventures Limited.	S-4	333-271862	10.1	May 12, 2023
10.14++	Backstop Agreement, dated as of May 2, 2023, by and among Hunter Ventures Limited, Allurion Technologies Holdings, Inc., Allurion Technologies, Inc., RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd., RTW Venture Fund Limited and CFIP2 ALLE LLC.	8-K	001-40001	10.5	May 2, 2023
10.15	Side Letter Agreement, dated as of May 2, 2023, by and among Allurion Technologies, Inc., CFIP2 ALLE LLC and Fortress Credit Corp.	8-K	001-40001	10.7	May 2, 2023
10.16	Contribution Agreement, dated as of May 2, 2023, by and between Compute Health Sponsor LLC and Compute Health Acquisition Corp.	8-K	001-40001	10.9	May 2, 2023
10.17	RSU Partial Forfeiture and Amendment Agreement, dated as of May 2, 2023, by and between Allurion Technologies, Inc. and Krishna Gupta.	8-K	001-40001	10.10	May 2, 2023
10.18++	Credit Agreement and Guaranty, dated as of August 1, 2023, by and among Allurion Technologies, LLC, Allurion Technologies, Inc., the Subsidiary Guarantors from time to time party thereto, the Lenders from time to time parties thereto and Fortress Credit Corp., as administrative agent.	8-K	001-41767	10.25	August 7, 2023
10.19#	Form of Restricted Stock Unit Award Agreement for Company Employees under the Allurion Technologies, Inc. 2023 Stock Option and Incentive Plan.	8-K	001-41767	10.27	August 7, 2023
10.20#	Form of Incentive Stock Option Agreement under the Allurion Technologies, Inc. 2023 Stock Option and Incentive Plan.	8-K	001-41767	10.28	August 7, 2023
10.21#	Form of Non-Qualified Stock Option Agreement under the Allurion Technologies, Inc. 2023 Stock Option and Incentive Plan.	8-K	001-41767	10.29	August 7, 2023
10.22	Contribution Agreement, dated as of May 2, 2023, by and between Shantanu K. Gaur and Neha Gaur, Trustees of The Shantanu K. Gaur Revocable Trust of 2021, and Allurion Technologies Holdings, Inc.	8-K	001-40001	10.8	May 2, 2023
10.23	ChEF Purchase Agreement, dated as of December 18, 2023, by and between Allurion Technologies, Inc. and Chardan Capital Markets LLC.	8-K	001-41767	10.1	December 18, 2023
10.24	Registration Rights Agreement dated as of December 18, 2023, by and between Allurion Technologies, Inc. and Chardan Capital Markets LLC.	8-K	001-41767	10.2	December 18, 2023

10.25†	Sales Agency Agreement, dated May 15, 2023, by and between Allurion Technologies, Inc. and Covidien AG.	S-4	333-271862	10.37	July 6, 2023
10.26	Lease for 11 Huron Drive, Natick, MA 01760, dated June 15, 2016, by and between Allurion Technologies, Inc. and Legacy Huron, LLC, as amended by the First Amendment to Lease, dated November 28, 2016, the Second Amendment to Lease, dated March 20, 2017, the Third Amendment to Lease, dated June 21, 2017, the Fourth Amendment to Lease, dated August 21, 2017, the Fifth Amendment to Lease, dated October 30, 2017 and the Sixth Amendment to Lease, dated March 15, 2021.	S-4	333-271862	10.18	May 12, 2023
10.27+	Commercial Lease for 8 Erie Drive, Natick, MA 01760, dated January 8, 2018, by and between Allurion Technologies, Inc. and 8 Erie Drive, LLC.	S-4	333-271862	10.19	May 12, 2023
10.28+	Lease for 3 Huron Drive, Natick, MA 01760, dated January 10, 2020, by and between Allurion Technologies, Inc. and 3 Huron Investments LLC.	S-4	333-271862	10.20	May 12, 2023
10.29+	Lease for 14 Huron Drive, Natick, MA, dated June 18, 2014, by and between the Company and Fourteen Huron Drive, LLC, as amended by the First Amendment to Lease, dated June 30, 2017, the Third Amendment to Lease dated April 5, 2018, the Fourth Amendment to Lease, dated November 16, 2018, the Fifth Amendment to Lease dated as of August 12, 2019 and the Sixth Amendment to Lease, dated March 15, 2021.	S-4	333-271862	10.21	May 12, 2023
10.30++	Side Letter Termination Agreement, dated as of May 2, 2023, by and among Allurion Technologies, Inc., Romulus Growth Allurion L.P. and Hunter Ventures Limited.	8-K	001-40001	10.1	May 2, 2023
10.31#	Settlement Agreement, dated as of December 12, 2023, by and between Allurion Technologies, Inc. and Benoit Chardon.	10-K	001-41767	10.36	March 26,2024
10.32#	Termination Agreement, dated as of December 12, 2023 by and between Allurion France and Benoit Chardon Consulting.	10-K	001-41767	10.37	March 26,2024
10.33	Amendment No. 1 to Credit Agreement and Guaranty, dated as of December 29, 2023, by and among Allurion Technologies, Inc., Allurion Technologies, LLC, the Subsidiary Guarantors from time to time party thereto, the Lenders from time to time party thereto and Fortress Credit Corp., as administrative agent for the Lenders.	8-K	001-41767	10.1	December 29, 2023
10.34#	Employment Agreement between Allurion Technologies, Inc. and Brendan Gibbons.	10-K	001-41767	10.39	March 26,2024
10.35+ ++	Note Purchase Agreement dated as of April 14, 2024, by and among Allurion Technologies, Inc., RTW Investments, LP, as agent for the purchasers part thereto from time to time, and Acquiom Agency Services, LLC, as collateral agent for the purchasers.	8-K	001-41767	10.1	April 17, 2024
10.36++	Omnibus Amendment, dated as of April 14, 2024, by and among Allurion Technologies, Inc., Allurion Technologies, LLC and certain entities that have engaged RTW Investments, LP as investment manager.	8-K	001-41767	10.2	April 17, 2024
10.37++	First Amendment to Amended and Restated Letter Agreement, dated as of April 14, 2024, by and among Allurion Technologies, Inc., Allurion Technologies, LLC, RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd. and RTW Biotech Opportunities Operating Ltd.	8-K	001-41767	10.3	April 17, 2024
10.38++	First Amendment to Note Purchase Agreement, dated as of April 16, 2024, by and among Allurion Technologies, Inc., RTW Investments, LP, as agent for the purchasers party thereto from time to time, and Acquiom Agency Services LLC, as collateral agent for the purchasers.	8-K	001-41767	10.4	April 17, 2024

10.39	Eighth Amendment to 14 Huron Lease, dated as of April 3, 2024, by and between Allurion Technologies, Inc. and Fourteen Huron Drive, LLC.	10-Q	001-41767	10.6	August 14, 2024
10.40#†	Offer Letter dated May 17, 2024 with Ojas Buch.	10-Q	001-41767	10.7	August 14, 2024
10.41++	Revenue Interest Financing Agreement, dated as of October 30, 2024, by and among Allurion Technologies, LLC, RTW Master Fund Ltd., RTW Innovations Master Fund, Ltd. and RTW Biotech Opportunities Operating Ltd.	8-K	001-41767	10.1	November 4, 2024
10.42++	Omnibus Amendment, dated as of January 7, 2025, by and among Allurion Technologies, Inc., Allurion Technologies, LLC, Allurion Technologies Australia Pty Ltd, Allurion France, RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd., RTW Biotech Opportunities Operating Ltd., and RTW Investments, L.P.	S-1/A	333-283701	10.49	January 8, 2025
10.43	Subscription Agreement, dated as of January 14, 2025, between Allurion Technologies, Inc. and the investors named therein.	8-K	001-41767	10.1	January 17, 2025
10.44	Securities Purchase Agreement, dated as of January 24, 2025, by and between Allurion Technologies, Inc. and the purchasers named therein.	8-K	001-41767	10.1	January 28, 2025
10.45	Form of Securities Purchase Agreement.	8-K	001-41767	10.1	February 21, 2025
10.46	Subscription Agreement, dated as of February 19, 2025, between Allurion Technologies, Inc. and the investors named therein.	8-K	001-41767	10.2	February 21, 2025
19.1	Allurion Technologies, Inc. Insider Trading Policy.	10-K	001-41767	19.1	March 27, 2025
21.1	List of subsidiaries of Allurion Technologies Holdings, Inc.	10-K	001-41767	21.1	March 27, 2025
23.1*	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Allurion Technologies, Inc. Compensation Recovery Policy.	10-K	001-41767	97.1	March 27, 2025
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allurion Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2024 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements have been restated to correct for misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations, recurring negative operating cash flows and may be unable to remain in compliance with certain financial covenants required under its credit facilities, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 27, 2025 (August 19, 2025 as to the effects of the restatement discussed in Note 2)

We have served as the Company’s auditor since 2016.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2024	2023
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$15,379	$38,037
Accounts receivable, net of allowance of doubtful accounts of $6,701 and $12,671, respectively	7,134	18,194
Inventory, net	3,400	6,171
Prepaid expenses and other current assets	1,243	2,414
Total current assets	27,156	64,816
Property and equipment, net	2,469	3,381
Right-of-use asset	2,079	3,010
Other long-term assets	1,109	505
Total assets	$32,813	$71,712
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,572	$10,379
Current portion of term loan	—	38,643
Current portion of lease liabilities	869	908
Accrued expenses and other current liabilities	11,422	15,495
Total current liabilities	18,863	65,425
Convertible notes payable	35,710	—
Warrant liabilities	4,567	6,765
Revenue Interest Financing liability	49,200	36,200
Earn-out liabilities	1,090	23,990
Lease liabilities, net of current portion	1,344	2,306
Other liabilities	17	8,323
Total liabilities	110,791	143,009
Commitments and Contingencies (Note 17)
Stockholders’ deficit:
Preferred stock, $0.0001 par value — 100,000,000 shares authorized as of December 31, 2024; and no shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value - 1,000,000,000 shares authorized as of December 31, 2024; 2,710,607 and 1,907,529 shares issued and outstanding as of December 31, 2024 and 2023, respectively	3	2
Additional paid-in capital	152,596	143,010
Accumulated other comprehensive income (loss)	(8,370)	700
Accumulated deficit	(222,207)	(215,009)
Total stockholders’ deficit	(77,978)	(71,297)
Total liabilities and stockholders’ deficit	$32,813	$71,712

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023
	(Restated)	(Restated)
Revenue	$32,110	$53,467
Cost of revenue	10,607	11,970
Gross profit	21,503	41,497
Operating expenses:
Sales and marketing	25,933	46,857
Research and development	17,369	27,694
General and administrative	28,399	46,024
Total operating expenses:	71,701	120,575
Loss from operations	(50,198)	(79,078)
Other income (expense):
Interest expense	(2,264)	(10,566)
Changes in fair value of warrants	17,024	8,364
Changes in fair value of debt	18,090	(3,751)
Changes in fair value of Revenue Interest Financing and PIPE Conversion Option	(4,771)	(4,402)
Changes in fair value of earn-out liabilities	22,900	29,050
Termination of convertible note side letters	—	(17,598)
Loss on extinguishment of debt	(8,713)	(3,929)
Other income (expense), net	1,452	(643)
Total other income (expense):	43,718	(3,475)
Loss before income taxes	(6,480)	(82,553)
Provision for income taxes	(718)	(264)
Net loss	(7,198)	(82,817)
Cumulative undeclared preferred dividends	—	(1,697)
Net loss attributable to common shareholders	$(7,198)	$(84,514)
Net loss per share
Basic and diluted	$(3.20)	$(59.38)
Weighted-average shares outstanding
Basic and diluted	2,247,164	1,423,275

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(dollars in thousands)

	Year Ended December 31,
	2024	2023
	(Restated)	(Restated)
Net loss	(7,198)	(82,817)
Other comprehensive income (loss):
Change in fair value of Revenue Interest Financing due to change in credit risk	(4,370)	700
Change in fair value of RTW Convertible Notes due to change in credit risk	(4,700)	—
Comprehensive loss	$(16,268)	$(82,117)

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(dollars in thousands)

	Redeemable Preferred Stock		Common Sock
					Additional	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Deficit
Balance as of December 31, 2022	—	—	1,083,196	$1	$99,877	$—	$(132,192)	$(32,314)
Exercise of stock options	—	—	11,943	—	145	—	—	145
Issuance of Series B convertible preferred stock for the exercise of warrants	—	—	342	—	89	—	—	89
Issuance of Series A-1 convertible preferred stock for the exercise of warrants	—	—	20	—	6	—	—	6
Reverse recapitalization, net of transaction costs (Note 4)	—	—	549,435	1	58,572	—	—	58,573
Recognition of warrant liabilities in connection with the Merger (Note 3)	—	—	—	—	(13,762)	—	—	(13,762)
Issuance of common stock in connection with vesting of RSU awards	—	—	36,737	—	—	—	—	—
Issuance of common stock for the conversion of convertible notes	—	—	132,049	—	25,570	—	—	25,570
Recognition of earn-out liabilities (Note 4)	—	—	—	—	(53,040)	—	—	(53,040)
Reclassification of Legacy Allurion liabilitiy classified warrants to equity classification	—	—	—	—	929	—	—	929
Derecognition of liabilities associated with the Backstop Shares, Hunter shares, and the additional RTW and Fortress shares and issuance of related shares	—	—	91,508	—	16,098	—	—	16,098
Issuance of common stock for the exercise of warrants	—	—	878	—	46	—	—	46
Stock-based compensation expense	—	—	—	—	8,357	—	—	8,357
Issuance of common stock for commitment shares for equity line financing (Note 13)	—	—	1,421	—	123	—	—	123
Other comprehensive income (Restated)	—	—	—	—	—	700	—	700
Net loss (Restated)	—	—	—	—	—	—	(82,817)	(82,817)
Balance as of December 31, 2023 (Restated)	—	—	1,907,529	2	143,010	700	(215,009)	(71,297)
Exercise of stock options	—	—	649	—	25	—	—	25
Issuance of common stock for the exercise of Public Warrants	—	—	13	—	1	—	—	1
Issuance of common stock from equity line financing (Note 13)	—	—	75,618	—	1,007	—	—	1,007
Issuance of common stock in connection with vesting of RSU awards	—	—	13,040	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,056	—	—	3,056
Issuance of preferred stock in connection with Private Placement, net of issuance costs	2,260,159	979	—	—	—	—	—	—
Issuance of common stock in connection with Public Offering, net of issuance costs	—	—	653,351	1	5,065	—	—	5,066
Exercise of PIPE Conversion Option	—	—	(30,000)		(547)	—	—	(547)
Issuance of common stock for the conversion of preferred stock	(2,260,159)	(979)	90,407	—	979	—	—	979
Other comprehensive loss (Restated)	—	—	—	—	—	(9,070)	—	(9,070)
Net loss (Restated)	—	—	—	—	—	—	(7,198)	(7,198)
Balance as of December 31, 2024 (Restated)	—	$—	2,710,607	$3	$152,596	$(8,370)	$(222,207)	$(77,978)

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2024	2023
	(Restated)	(Restated)
Operating Activities:
Net loss	$(7,198)	$(82,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	765	824
Depreciation and amortization	997	746
Stock-based compensation	3,056	8,357
Provision for uncollectible accounts	1,418	12,675
Unrealized exchange gain (loss)	594	(180)
Provision for inventory	2,228	1,399
Change in fair value of warrant liabilities	(17,024)	(8,364)
Change in fair value of derivative liabilities	(1,895)	1,730
Change in fair value of debt	(18,090)	3,751
Change in fair value of Revenue Interest Financing and PIPE Conversion Option	4,771	4,402
Change in fair value of earn-out liabilities	(22,900)	(29,050)
Interest paid on debt recorded at fair value	(3,098)	(1,092)
Non-cash interest expense	1,464	2,083
Non-cash termination of convertible note side letters	—	16,098
Loss on extinguishment of debt	8,713	3,929
Non-cash issuance of common stock for commitment shares	—	123
Debt issuance costs associated with debt recorded at fair value	1,357	1,210
Issuance costs associated with warrants recorded at fair value	942	—
Changes in operating assets and liabilities:
Accounts receivable	8,977	(1,318)
Inventory	543	(3,705)
Prepaid expenses, other current and long-term assets	913	285
Lease liabilities	(836)	(789)
Accounts payable	(3,924)	4,664
Accrued expenses and other current liabilities	(4,073)	1,057
Net cash used in operating activities	$(42,300)	$(63,982)
Investing Activities:
Purchases of property and equipment	(611)	(1,606)
Net cash used in investing activities	$(611)	$(1,606)
Financing Activities:
Proceeds from issue of convertible notes	48,000	—
Proceeds from Private Placement, net of issuance costs	2,592	—
Proceeds from Public Offering, net of issuance costs	17,660	—
Proceeds from issuance of convertible notes - net	—	28,700
Proceeds from term loan - net	—	59,780
Payment of debt issuance costs	(1,357)	(3,450)
Proceeds from Business Combination, net of transaction costs	—	61,652
Proceeds from Revenue Interest Financing	—	40,000
Repayment of 2021 Term Loan	—	(57,659)
Repayment of Fortress Term Loan	(47,720)	(20,000)
Repayment of promissory note assumed in Business Combination	—	(2,500)
Proceeds from option and warrant exercises	26	213
Repayment of convertible notes	—	(10,750)
Proceeds from equity line financing	1,007	—
Net cash provided by financing activities	$20,208	$95,986
Net increase (decrease) in cash and cash equivalents and restricted cash	(22,703)	30,398
Cash and cash equivalents and restricted cash at beginning of period	38,421	8,023
Cash and cash equivalents and restricted cash at end of period	$15,718	$38,421
Supplemental disclosure of cash flow information
Cash paid for interest	$2,672	$8,035
Supplemental cash flow information on non-cash investing and financing activities
Purchase of property and equipment included in accounts payable	—	134
Deferred financing costs in accounts payable and accrued expenses	323	580
Recognition of assumed warrant liability	—	13,762
Recognition of earn-out liabilities	—	53,040
Issuance of common stock upon conversion of convertible notes	—	25,569
Change in fair value of RTW Convertible Notes through OCI	(4,700)	—
Change in fair value of Revenue Interest Financing through OCI	(4,370)	700
Conversion of Series A Preferred Stock into Common Stock	(979)	—
Exercise of PIPE Conversion Option	(547)	—

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

Unless otherwise indicated, references in this Amended Annual Report on Form 10-K to the "Company", "our", and "Allurion" refer to the consolidated operations of Allurion Technologies, Inc. and its subsidiaries. References to CPUH and Compute Health refer to Compute Health Acquisition Corp. and its subsidiaries prior to the consummation of the Business Combination and references to "Legacy Allurion" refer to Allurion Technologies, Inc. prior to the consummation of the Business Combination.

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

The Company has incurred recurring losses since inception, anticipates net losses and negative operating cash flows for the near future, and may be unable to remain in compliance with certain financial covenants required under its credit facilities. Through December 31, 2024, the Company has funded its operations primarily with proceeds from the sale of its Common Stock, convertible preferred stock, issuance of convertible notes, issuance of term loans, and funds received upon consummation of the Business Combination. The Company has incurred recurring losses and cash outflows from operating activities since its inception, including losses from operations of $50.2 million and $79.1 million and cash outflows from operating activities of $42.3 million and $64.0 million for years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had an accumulated deficit of $222.2 million. The Company expects to continue to generate operating losses for the foreseeable future.

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

2. Restatement of Previously Issued Consolidated Financial Statements

While preparing its unaudited condensed consolidated financial statements for the quarter ended June 30, 2025, the Company identified an error (the "Error") in the Company’s historical consolidated financial statements as of and for the years ended December 31, 2023 and December 31, 2024, and the quarter and year-to-date periods ended March 31, 2024, June 30, 2024, September 30, 2024, and March 31, 2025 that caused both overstatements and understatements of Other comprehensive income (loss) as reflected in the consolidated statements of comprehensive income (loss), Other income (expense) as reflected in the consolidated statements of operations, Net income (loss) as reflected in the consolidated statements of comprehensive loss and consolidated statements of operations, and Accumulated other comprehensive income (loss) and Accumulated deficit as reflected in the consolidated balance sheets and consolidated statements of stockholders' deficit. The Company determined that the Error originated from the existing material weakness related to the lack of sufficient levels of staff with public company and technical accounting experience to maintain proper control activities and perform risk assessment and monitoring activities. These adjustments were inadvertently booked in the wrong direction consistently since the fourth quarter of 2023. The Error had no impact to revenue, gross profit, operating expenses, operating loss, or cash and cash equivalents.

Additionally, the Company corrected an item that was previously identified and concluded as an immaterial error to its consolidated financial statements as of and for the fiscal years ended December 31, 2024 and 2023. This item primarily relates to Other liabilities and Other income (Expense) misclassifications.

As a result, the Company is restating the accompanying consolidated financial statements as of and for the years ended December 31, 2024 and 2023.

The effects of the restatements on the consolidated financial statements as of and for the years ended December 31, 2024 and 2023, are as follows:

As of and for the Year Ended December 31, 2024

Restated Consolidated Balance Sheet

(dollars in thousands)

	As of December 31, 2024
	As Reported	Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents	$15,379	$—	$15,379
Accounts receivable, net of allowance of doubtful accounts	7,134	—	7,134
Inventory, net	3,400	—	3,400
Prepaid expenses and other current assets	1,243	—	1,243
Total current assets	27,156	—	27,156
Property and equipment, net	2,469	—	2,469
Right-of-use asset	2,079	—	2,079
Other long-term assets	1,109	—	1,109
Total assets	$32,813	$—	$32,813
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,572	$—	$6,572
Current portion of lease liabilities	869	—	869
Accrued expenses and other current liabilities	11,422	—	11,422
Total current liabilities	18,863	—	18,863
Convertible notes payable	35,710	—	35,710
Warrant liabilities	4,567	—	4,567
Revenue Interest Financing liability	49,200	—	49,200
Earn-out liabilities	1,090	—	1,090
Lease liabilities, net of current portion	1,344	—	1,344
Other liabilities	17	—	17
Total liabilities	110,791	—	110,791
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, $0.0001 par value — 100,000,000 shares authorized as of December 31, 2024; and no shares issued and outstanding as of December 31, 2024	—	—	—
Common stock, $0.0001 par value - 1,000,000,000 shares authorized as of December 31, 2024; 2,710,607 shares issued and outstanding as of December 31, 2024	3	—	3
Additional paid-in capital	152,596	—	152,596
Accumulated other comprehensive income (loss)	8,370	(16,740)	(8,370)
Accumulated deficit	(238,947)	16,740	(222,207)
Total stockholders’ deficit	(77,978)	—	(77,978)
Total liabilities and stockholders’ deficit	$32,813	$—	$32,813

Restated Consolidated Statement of Operations

(dollars in thousands)

	Year Ended December 31, 2024
	Originally Reported	Adjustment	As Restated
Revenue	$32,110	$—	$32,110
Cost of revenue	10,607	—	10,607
Gross profit	21,503	—	21,503
Operating expenses:
Sales and marketing	25,933	—	25,933
Research and development	17,369	—	17,369
General and administrative	28,399	—	28,399
Total operating expenses:	71,701	—	71,701
Loss from operations	(50,198)	—	(50,198)
Other income (expense):
Interest expense	(2,264)	—	(2,264)
Changes in fair value of warrants	17,024	—	17,024
Changes in fair value of debt	8,690	9,400	18,090
Changes in fair value of Revenue Interest Financing and PIPE Conversion Option	(14,321)	9,550	(4,771)
Changes in fair value of earn-out liabilities	22,900	—	22,900
Termination on convertible note side letters	—	—	—
Loss on extinguishment of debt	(8,713)	—	(8,713)
Other income (expense), net	1,452	—	1,452
Total other income (expense):	24,768	18,950	43,718
Income (loss) before income taxes	(25,430)	18,950	(6,480)
Provision for income taxes	(718)	—	(718)
Net Income (loss)	$(26,148)	$18,950	$(7,198)
Net income (loss) per share
Basic and diluted	$(11.64)	$8.44	$(3.20)
Weighted-average shares outstanding
Basic and diluted	2,247,164	—	2,247,164

Restated Consolidated Statement of Comprehensive Loss

(dollars in thousands)

	Year Ended December 31, 2024
	As Reported	Adjustment	As Restated
Net Income (loss)	$(26,148)	$18,950	$(7,198)
Other comprehensive loss:
Change in fair value of Revenue Interest Financing due to change in credit risk	4,370	(8,740)	(4,370)
Change in fair value of RTW Convertible Notes due to change in credit risk	4,700	(9,400)	(4,700)
Comprehensive Income (loss)	$(17,078)	$810	$(16,268)

Restated Consolidated Statement of Cash Flows

(dollars in thousands)

	Year Ended December 31, 2024
	As Reported	Adjustment	As Restated
Operating Activities:
Net loss	$(26,148)	$18,950	$(7,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	765	—	765
Depreciation and amortization	997	—	997
Stock-based compensation	3,056	—	3,056
Provision for uncollectible accounts	1,418	—	1,418
Unrealized exchange gain (loss)	594	—	594
Provision for inventory	2,228	—	2,228
Change in fair value of warrant liabilities	(17,024)	—	(17,024)
Change in fair value of derivative liabilities	(1,895)	—	(1,895)
Change in fair value of debt	(8,690)	(9,400)	(18,090)
Change in fair value of Revenue Interest Financing and PIPE Conversion Option	14,321	(9,550)	4,771
Change in fair value of earn-out liabilities	(22,900)	—	(22,900)
Interest paid on debt recorded at fair value	(3,098)	—	(3,098)
Non-cash interest expense	1,464	—	1,464
Non-cash termination of convertible note side letters	—	—	—
Loss on extinguishment of debt	8,713	—	8,713
Non-cash issuance of common stock for commitment shares	—	—	—
Debt issuance costs associated with debt recorded at fair value	1,357	—	1,357
Issuance costs associated with warrants recorded at fair value	942	—	942
Changes in operating assets and liabilities:		—
Accounts receivable	8,977	—	8,977
Inventory	543	—	543
Prepaid expenses, other current and long-term assets	913	—	913
Lease liabilities	(836)	—	(836)
Accounts payable	(3,924)	—	(3,924)
Accrued expenses and other current liabilities	(4,073)	—	(4,073)
Net cash used in operating activities	$(42,300)	$—	$(42,300)
Investing Activities:
Purchases of property and equipment	(611)	—	(611)
Net cash used in investing activities	$(611)	$—	$(611)
Financing Activities:
Proceeds from issue of convertible notes	48,000	—	48,000
Proceeds from Private Placement, net of issuance costs	2,592	—	2,592
Proceeds from Public Offering, net of issuance costs	17,660	—	17,660
Proceeds from issuance of convertible notes - net	—	—	—
Proceeds from term loan - net	—	—	—
Payment of debt issuance costs	(1,357)	—	(1,357)
Proceeds from Business Combination, net of transaction costs	—	—	—
Proceeds from Revenue Interest Financing	—	—	—
Repayment of 2021 Term Loan	—	—	—
Repayment of Fortress Term Loan	(47,720)	—	(47,720)
Repayment of promissory note assumed in Business Combination	—	—	—
Proceeds from option and warrant exercises	26	—	26
Repayment of convertible notes	—	—	—
Proceeds from equity line financing	1,007	—	1,007
Net cash provided by financing activities	$20,208	$—	$20,208
Net increase (decrease) in cash and cash equivalents and restricted cash	(22,703)	—	(22,703)
Cash and cash equivalents and restricted cash at beginning of period	38,421	—	38,421
Cash and cash equivalents and restricted cash at end of period	$15,718	$—	$15,718
Supplemental disclosure of cash flow information
Cash paid for interest	$2,672	$—	$2,672
Supplemental cash flow information on non-cash investing and financing activities
Deferred financing costs in accounts payable and accrued expenses	$323	$—	$323
Change in fair value of RTW Convertible Notes through OCI	4,700	(9,400)	(4,700)
Change in fair value of Revenue Interest Financing through OCI	4,370	(8,740)	(4,370)
Conversion of Series A Preferred Stock into Common Stock	(979)	—	(979)
Exercise of PIPE Conversion Option	(547)	—	(547)

As of and for the Year Ended December 31, 2023

Restated Consolidated Balance Sheet

(dollars in thousands)

	As of December 31, 2023
	As Reported	Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents	$38,037	$—	$38,037
Accounts receivable, net of allowance of doubtful accounts	18,194	—	18,194
Inventory, net	6,171	—	6,171
Prepaid expenses and other current assets	2,414	—	2,414
Total current assets	64,816	—	64,816
Property and equipment, net	3,381	—	3,381
Right-of-use asset	3,010	—	3,010
Other long-term assets	505	—	505
Total assets	$71,712	$—	$71,712
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$10,379	$—	$10,379
Current portion of term loan	38,643	—	38,643
Current portion of lease liabilities	908	—	908
Accrued expenses and other current liabilities	15,495	—	15,495
Total current liabilities	65,425	—	65,425
Warrant liabilities	6,765	—	6,765
Revenue Interest Financing liability	36,200	—	36,200
Earn-out liabilities	23,990	—	23,990
Lease liabilities, net of current portion	2,306	—	2,306
Other liabilities	7,513	810	8,323
Total liabilities	142,199	810	143,009
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, $0.0001 par value — 100,000,000 shares authorized as of December 31, 2023; and no shares issued and outstanding as of December 31, 2023	—	—	—
Common stock, $0.0001 par value — 1,000,000,000 shares authorized as of December 31, 2023; and 1,907,529 shares issued and outstanding as of December 31, 2023	2	—	2
Additional paid-in capital	143,010	—	143,010
Accumulated other comprehensive income (loss)	(700)	1,400	700
Accumulated deficit	(212,799)	(2,210)	(215,009)
Total stockholders’ deficit	(70,487)	(810)	(71,297)
Total liabilities and stockholders’ deficit	$71,712	$—	$71,712

Restated Consolidated Statement of Operations

(dollars in thousands)

	Year Ended December 31, 2023
	As Reported	Adjustment	As Restated
Revenue	$53,467	$—	$53,467
Cost of revenue	11,970	—	11,970
Gross profit	41,497	—	41,497
Operating expenses:
Sales and marketing	46,857	—	46,857
Research and development	27,694	—	27,694
General and administrative	46,024	—	46,024
Total operating expenses:	120,575	—	120,575
Loss from operations	(79,078)	—	(79,078)
Other income (expense):
Interest expense	(10,566)	—	(10,566)
Changes in fair value of warrants	8,364	—	8,364
Changes in fair value of debt	(3,751)	—	(3,751)
Changes in fair value of Revenue Interest Financing and PIPE Conversion Option	(2,192)	(2,210)	(4,402)
Changes in fair value of earn-out liabilities	29,050	—	29,050
Termination of convertible note side letters	(17,598)	—	(17,598)
Loss on extinguishment of debt	(3,929)	—	(3,929)
Other income (expense), net	(643)	—	(643)
Total other income (expense):	(1,265)	(2,210)	(3,475)
Income (loss) before income taxes	(80,343)	(2,210)	(82,553)
Provision for income taxes	(264)	—	(264)
Net loss	$(80,607)	$(2,210)	$(82,817)
Cumulative undeclared preferred dividends	(1,697)	—	(1,697)
Net loss attributable to common shareholders	$(82,304)	$(2,210)	$(84,514)
Net loss per share
Basic and Diluted	$(57.83)	$(1.55)	$(59.38)
Weighted-average shares outstanding
Basic and Diluted	1,423,275	—	1,423,275

Restated Consolidated Statement of Comprehensive Loss

(dollars in thousands)

	Year Ended December 31, 2023
	As Reported	Adjustment	As Restated
Net loss	$(80,607)	$(2,210)	$(82,817)
Other comprehensive income (loss):
Change in fair value of Revenue Interest Financing due to change in credit risk	(700)	1,400	700
Comprehensive loss	$(81,307)	$(810)	$(82,117)

Restated Consolidated Statement of Cash Flows

(dollars in thousands)

	Year Ended December 31, 2023
	As Reported	Adjustment	As Restated
Operating Activities:
Net loss	$(80,607)	$(2,210)	$(82,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	824	—	824
Depreciation and amortization	746	—	746
Stock-based compensation	8,357	—	8,357
Provision for uncollectible accounts	12,675	—	12,675
Unrealized exchange gain (loss)	(180)	—	(180)
Provision for inventory	1,399	—	1,399
Change in fair value of warrant liabilities	(8,364)	—	(8,364)
Change in fair value of derivative liabilities	1,730	—	1,730
Change in fair value of debt	3,751	—	3,751
Change in fair value of Revenue Interest Financing and PIPE Conversion Option	2,192	2,210	4,402
Change in fair value of earn-out liabilities	(29,050)	—	(29,050)
Interest paid on debt recorded at fair value	(1,092)	—	(1,092)
Non-cash interest expense	2,083	—	2,083
Non-cash termination of convertible note side letters	16,098	—	16,098
Loss on extinguishment of debt	3,929	—	3,929
Non-cash issuance of common stock for commitment shares	123	—	123
Debt issuance costs associated with debt recorded at fair value	1,210	—	1,210
Changes in operating assets and liabilities:		—
Accounts receivable	(1,318)	—	(1,318)
Inventory	(3,705)	—	(3,705)
Prepaid expenses, other current and long-term assets	285	—	285
Lease liabilities	(789)	—	(789)
Accounts payable	4,664	—	4,664
Accrued expenses and other current liabilities	1,057	—	1,057
Net cash used in operating activities	$(63,982)	$—	$(63,982)
Investing Activities:
Purchases of property and equipment	(1,606)	—	(1,606)
Net cash used in investing activities	$(1,606)	$—	$(1,606)
Financing Activities:
Proceeds from issuance of convertible notes - net	28,700	—	28,700
Proceeds from term loan - net	59,780	—	59,780
Payment of debt issuance costs	(3,450)	—	(3,450)
Proceeds from Business Combination, net of transaction costs	61,652	—	61,652
Proceeds from Revenue Interest Financing	40,000	—	40,000
Repayment of 2021 Term Loan	(57,659)	—	(57,659)
Repayment of Fortress Term Loan	(20,000)	—	(20,000)
Repayment of promissory note assumed in Business Combination	(2,500)	—	(2,500)
Proceeds from option and warrant exercises	213	—	213
Repayment of convertible notes	(10,750)	—	(10,750)
Proceeds from equity line financing	—	—	—
Net cash provided by financing activities	$95,986	$—	$95,986
Net increase (decrease) in cash and cash equivalents and restricted cash	30,398	—	30,398
Cash and cash equivalents and restricted cash at beginning of period	8,023	—	8,023
Cash and cash equivalents and restricted cash at end of period	$38,421	$—	$38,421
Supplemental disclosure of cash flow information
Cash paid for interest	$8,035	$—	$8,035
Supplemental cash flow information on non-cash investing and financing activities
Purchase of property and equipment included in accounts payable	$134	$—	$134
Deferred financing costs in accounts payable and accrued expenses	580	—	580
Recognition of assumed warrant liability	13,762	—	13,762
Recognition of earn-out liabilities	53,040	—	53,040
Issuance of common stock upon conversion of convertible notes	25,569	—	25,569
Change in fair value of Revenue Interest Financing through OCI	(700)	1,400	700

The impacts of the restatements have been reflected throughout these consolidated financial statements, including Notes 9, 10, 11, 12, 14, and 18.

3. Summary of Significant Accounting Policies

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

The Company’s products include the Allurion Balloon and related accessories. See Note 18, Segment Information and Note 5, Revenue, below for financial information about the Company's significant segment expenses and sales in geographic areas, respectively.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis. The Company adopted ASU 2023-07 effective January 1, 2024 under the retrospective method. We have disclosed significant segment expenses, other segment items, and our measure of segment profit or loss in Note 18, Segment Information.

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

4. Business Combination

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

Revenue Interest Financing Agreement, Side Letter and PIPE Conversion Option

On February 9, 2023, concurrently with the execution of the Business Combination Agreement, the Company entered into the Revenue Interest Financing Agreement (the "Revenue Interest Financing Agreement") with certain entities that engaged RTW Investments, LP (together with its affiliates, "RTW") as investment manager. Pursuant to the Revenue Interest Financing Agreement, at the closing of the Business Combination, RTW paid Allurion an aggregate of $40.0 million (the “Investment Amount”). In exchange for the Investment Amount, Allurion will remit revenue interest payments on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by Allurion and its subsidiaries at a rate up to 6.0% of annual net sales prior to December 31, 2026. On or after January 1, 2027, the

Company will remit revenue interest payments at a rate up to 10.0% of annual net sales, and it will continue to make revenue interest payments to RTW until December 31, 2030. The Revenue Interest Financing Agreement was amended pursuant to the RIFA Amendment (as defined below) on April 14, 2024. The RIFA Amendment, among other things, increased the rate of revenue interest payments to be paid to RTW on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by Allurion and its subsidiaries. Refer to Note 10, Revenue Interest Financing, Side Letter, and PIPE Conversion Option below for further discussion on the Revenue Interest Financing.

Additionally, in connection with the Company entering into the Revenue Interest Financing Agreement, the Company, Compute Health, Legacy Allurion, Merger Sub II and RTW entered into a side letter (the "RTW Side Letter") on February 9, 2023 under which RTW may elect to convert up to $7.5 million of its initial PIPE Investment into an additional revenue interest financing by forfeiting a number of shares of Allurion Common Stock acquired by its PIPE Investment. Refer to Note 10, Revenue Interest Financing, Side Letter, and PIPE Conversion Option below for further discussion on the Revenue Interest Financing.

On May 2, 2023, the parties amended and restated the RTW Side Letter (as amended, the "Amended and Restated RTW Side Letter"), in connection with the Backstop Agreement (defined below), pursuant to which, among other things, Allurion issued 10,000 shares of Allurion Common Stock to RTW immediately prior to the Intermediate Merger Effective Time.

On October 22, 2024, funds affiliated with RTW provided notice to the Company of their election under the Amended and Restated RTW Side Letter, to surrender 30,000 shares of Common Stock of the Company representing $7.5 million in consideration for the New RIFA (as defined below). Refer to Note 10, Revenue Interesting Financing, Side Letter, and PIPE Conversion Option, below for further discussion on the RTW conversion.

Fortress Credit Agreement

In connection with the closing of the Business Combination, the Company entered into a term loan facility (the “Fortress Term Loan”) pursuant to a Credit Agreement and Guaranty, dated as of August 1, 2023 (the “Fortress Credit Agreement”), with Fortress Credit Corp. (“Fortress”), as administrative agent for the lenders party thereto from time to time (the “Lenders”). Under the terms of the Fortress Term Loan, we borrowed $60.0 million, which was used to repay the outstanding principal, accrued and unpaid interest, and other obligations with respect to the 2021 Term Loan (as defined below). Additionally, per the terms of the Fortress Term Loan and Backstop Agreement (as defined below), Allurion issued an aggregate of 38,000 shares of Allurion Common Stock to an affiliate of Fortress pursuant to a subscription agreement between Allurion and such affiliate. Refer to Note 9, Debt for further discussion on the Fortress Term Loan.

Backstop Agreement

On May 2, 2023, CFIP2 ALLE LLC, an affiliate of Fortress Credit Corp., and RTW (collectively, the “Backstop Purchasers”), Legacy Allurion, Allurion and Hunter Ventures Limited (“HVL”) entered into the backstop agreement (the “Backstop Agreement”). Pursuant to the Backstop Agreement, immediately prior to the Intermediate Merger Closing, (a) each Backstop Purchaser purchased $2 million of the aggregate principal amount outstanding of HVL's Legacy Allurion convertible note issued in February 2023, (b) Allurion canceled the existing HVL Legacy Allurion Convertible Note and issued a new Allurion Convertible Note to HVL for the remaining balance together with all unpaid interest accrued since the date of issuance thereof, (c) Allurion issued new Allurion Convertible Notes to each Backstop Purchaser with an issuance date of August 1, 2023 and an original principal amount of $2 million each and (d) Allurion issued 28,000 shares of Allurion Common Stock to each Backstop Purchaser. Refer to Note 9, Debt for further discussion around the Backstop Agreement.

HVL Termination Agreement

On May 2, 2023, HVL and Legacy Allurion entered into a letter agreement (the “HVL Termination Agreement”), terminating the side letter agreement entered into between Legacy Allurion and HVL in connection with the issuance of HVL’s Legacy Allurion convertible note on February 15, 2023. Pursuant to the HVL Termination Agreement, among other things, at the closing of the Business Combination, upon the terms and subject to the conditions set forth therein, Allurion issued to HVL 15,508 shares of Allurion Common Stock. Refer to Note 9, Debt for further discussion regarding the HVL Termination Agreement.

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

Conversion of Convertible Notes

In connection with the closing of the Business Combination, outstanding Legacy Allurion Convertible Notes with an aggregate principal amount together with accrued but unpaid interest of approximately $21.8 million were converted into 132,049 shares of Allurion Common Stock with a corresponding recognition of additional paid-in capital ("APIC") of $25.6 million provided for under the terms of such Legacy Allurion Convertible Notes, and are no longer outstanding. Refer to Note 9, Debt for further information on the Company's convertible notes.

Public Warrants and Warrant Amendment

In connection with the closing of the Business Combination, the Company assumed 13,206,922 outstanding public warrants (the "Public Warrants") to purchase an aggregate 750,394 shares of Allurion Common Stock at $202.50 per share following the Warrant Amendment (defined below). The total value of the liability associated with the Public Warrants was $13.8 million measured at fair value based on the public warrant quoted price. The Company concluded the warrants met the definition of a liability based on the settlement provision that allows the warrant holders to net-share settle their warrants in the event of a failed registration statement within 60 days of the Business Combination or any time a registration is not effective. As such, they have been classified as a liability on the balance sheet. See Note 13, Redeemable Convertible Preferred Stock and Stockholders Deficit and Note 11, Fair Value Measurements for further information on the Public Warrants and Warrant Amendment.

Earn-Out Liabilities

In connection with the closing of the Business Combination, Legacy Allurion equity holders are entitled to receive additional shares of Allurion Common Stock if the share price achieves certain targets (the "Earn-Out Shares"). The Company accounts for the potential issuance of the Earn-Out Shares as a contingent consideration arrangement, which was initially valued and recorded at $53.0 million. See Note 11, Fair Value Measurements for further information on the earn-out liabilities.

5. Revenue

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

6. Inventory

Inventory consists of the following (in thousands):

	December 31,
	2024	2023
Finished goods	$1,789	$3,427
Work in progress	763	967
Raw materials	848	1,777
Total Inventory	$3,400	$6,171

Inventory is stated net of $1.6 million and less than $0.1 million for the provision of excess and obsolete inventory as of December 31, 2024 and 2023, respectively.

7. Property and Equipment, net

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

8. Accrued Expenses and Other Current Liabilities

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

In November 2024, the Company's management approved and initiated plans to reduce its cost structure. The Company recorded $3.9 million of restructuring charges, and paid $1.5 million of restructuring charges during the year ended December 31, 2024 related to this restructuring plan. The restructuring plan initiated during the year ended December 31, 2024 is expected to the be completed during the first half of 2025. Substantially all of the charge represents the severance cost of terminated employees, and are included in cost of revenue and operating expenses in the statement of operations. The following table rolls forward the activity in the restructuring accrual for the November 2024 action for the year ended December 31, 2024:

Accrual at December 31, 2023	$—
Restructuring charges and related costs	3,953
Cash payments	(788)
Accrual at December 31, 2024	$3,165

9. Debt

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

In December 2021, the 2021 Term Loan Agreement was amended (the “Amendment”) to extend the maturity date of the 2021 Term Loan to December 30, 2025 and provide for an additional $20.0 million of borrowings. In December 2021, the Company issued warrants exercisable for 132,979 shares of Legacy Allurion Series C preferred stock as consideration for the Amendment and the draw down related to the 2021 Term Loan Agreement. The fair value of these warrants was determined to be $0.3 million upon issuance and are classified as a warrant liability on the consolidated balance sheet as of December 31, 2024 and 2023 (see Note 11, Fair Value Measurements). Upon the closing of the Business Combination and after giving effect to the Reverse Stock Split, these warrants were converted into warrants exercisable for 5,203 shares of Allurion Common Stock.

In June 2022, the 2021 Term Loan Agreement was amended to revise definitional terms for certain milestone events, the final payment amount and certain financial covenants. In September 2022, the 2021 Term Loan Agreement was further amended to, among other things, increase additional borrowing up to $15.0 million.

During June through December of 2022, the Company drew an additional $30.0 million of the 2021 Term Loan and warrants exercisable for 88,440 shares of Series D-1 preferred stock were issued. The fair value of these warrants was determined to be $0.8 million upon issuance and are classified as a warrant liability on the consolidated balance sheets as of December 31, 2024 and 2023 (see Note 11, Fair Value Measurements). Upon the closing of the Business Combination and after giving effect to the Reverse Stock Split, the warrants exercisable for 88,440 shares of Series D-1 preferred stock were converted into warrants exercisable for 3,620 shares of Allurion Common Stock.

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

Pursuant to the Amended Note Purchase Agreement, the Company issued and sold $48.0 million of convertible senior secured notes (the "RTW Convertible Notes"). The RTW Convertible Notes bear interest at an annual rate of 6%, which interest is paid quarterly in cash or, at the Company's option, in kind for the first three years. The RTW Convertible Notes will mature on April 16, 2031 unless previously converted pursuant to the terms of the Amended Note Purchase Agreement. The RTW Convertible Notes are convertible into shares of Allurion Common Stock, at a Purchaser’s election at any time after the earliest of (i) the date on which Stockholder Approval (as defined below) is obtained, (ii) December 31, 2025, (iii) the date of a Fundamental Change Company Notice (as defined in the Amended Note Purchase Agreement), and (iv) the Make-Whole Fundamental Change Effective Date (as defined in the Amended Note Purchase Agreement), subject to certain terms and limitations in the Amended Note Purchase Agreement, based on a conversion rate of 24.6920 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $40.50 per share, which represents a 35% premium to the lowest price per share in an equity financing for capital raising purposes ending on the date on which the Company has raised aggregate gross offering proceeds of at least $15,000,000 (the “Next Equity Financing”). On July 1, 2024, we consummated the Public Offering, as described elsewhere in this Amended Annual Report on Form 10-K, which constituted a Next Equity Financing. The Amended Note Purchase Agreement provides that unless and until requisite approval of the Company’s stockholders is obtained (“Stockholder Approval”), the Company will not deliver Allurion Common Stock upon conversion of the RTW Convertible Notes in excess of 1% of the number of shares of Allurion Common Stock outstanding as of April 14, 2024.

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

For the year ended December 31, 2024, the Company recorded a gain of $18.1 million (as restated) and a loss of $4.7 million (as restated) through the consolidated statements of operations and other comprehensive income (loss), respectively.

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

10. Revenue Interest Financing, Side Letter, and PIPE Conversion Option

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

For the year ended December 31, 2024, the Company recorded losses of $4.3 million (as restated) and $4.4 million (as restated) on the Revenue Interest Financing through the consolidated statements of operations and other comprehensive income (loss), respectively. The change in fair value were recorded in the Changes in fair value of Revenue Interest Financing and PIPE Conversion Option in the consolidated statement of operations.

11. Fair Value Measurements

The following tables present the fair value hierarchy for assets and liabilities that are measured at fair value at issuance date and on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

Fair Value Measurement as of December 31, 2024
	Total Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$11,992	$11,992	$—	$—
Total assets	$11,992	$11,992	$—	$—
Liabilities:
Legacy Allurion Common Stock Warrant Liabilities	$41	$—	$—	$41
Public Warrants	396	396	—	—
Public Offering Warrants	3,630	—	—	3,630
Private Placement Warrants	500	—	—	500
Revenue Interest Financing	49,200	—	—	49,200
Earn-out Liability	1,090	—	—	1,090
RTW Convertible Notes	35,710	—	—	35,710
Success Fee Derivative Liability	14	—	—	14
Total Liabilities	$90,581	$396	$—	$90,185

Fair Value Measurement as of December 31, 2023
	Total Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$30,582	$30,582	$—	$—
Total assets	$30,582	$30,582	$—	$—
Liabilities:
Legacy Allurion Common Stock Warrant Liability	$821	$—	$—	$821
Public Warrants	5,943	5,943	—	—
Revenue Interest Financing	36,200	—	—	36,200
PIPE Conversion Option (Restated)	6,410	—	—	6,410
Earn-out Liability	23,990	—	—	23,990
Term Loan Derivative Liability	1,895	—	—	1,895
Success Fee Derivative Liability	14	—	—	14
Total Liabilities	$75,273	$5,943	$—	$69,330

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

	Success Fee Derivative Liability	2023 Convertible Notes	Revenue Interest Financing	PIPE Conversion Derivative	Earn-Out Liability	Term Loan Derivative Liability	RTW Convertible Notes	PubCo Share Liability	Base PubCo & Backstop Share Liability	Total
Balance – January 1, 2023	$178	$—	$—	$—	$—	$—	$—	$—	$—	$178
Fair value upon issuance	—	28,700	40,000	3,340	53,040	1,895	—	3,370	3,264	133,609
Change in fair value (Restated) (1)	(164)	3,751	(2,008)	3,070	(29,050)	—	—	(642)	10,106	(14,937)
Change in fair value - OCI (Restated) (1)	—	—	(700)	—	—	—	—	—	—	(700)
Repayments of debt	—	(10,750)	(1,092)	—	—	—	—	—	—	(11,842)
Derecognition of liability to equity	—	(21,701)	—	—	—	—	—	(2,728)	(13,370)	(37,799)
Balance – December 31, 2023 (Restated)	$14	$—	$36,200	$6,410	$23,990	$1,895	$—	$—	$—	$68,509
Fair value upon issuance	—	$—	—	—	—	—	49,100	—	—	49,100
Change in fair value (Restated) (1)	—	—	4,328	990	(22,900)	(1,895)	(18,090)	—	—	(37,567)
Change in fair value - OCI (Restated) (1)	—	—	4,370	—	—	—	4,700	—	—	9,070
Exercise of warrants	—	—	—	—	—	—	—	—	—	—
Exercise of PIPE Conversion Option	—	—	7,400	(7,400)	—	—	—	—	—	—
Repayments of debt	—	—	(3,098)	—	—	—	—	—	—	(3,098)
Balance – December 31, 2024	$14	$—	$49,200	$—	$1,090	$—	$35,710	$—	$—	$86,014

(1) As discussed in FN 2, Restatement of Previously Issued Financial Statements, the Company identified an Error in its historical financial statements related to the change in fair value due to instrument specific credit risk for the Revenue Interest Financing and RTW Convertible Notes, as well as a change in fair value of the PIPE Conversion Option. The only restated numbers in the table above relate to the

'Change in fair value' and 'Change in fair value - OCI' for both the Revenue Interest Financing and RTW Convertible Notes, as well as the 'Change in fair value' related to the PIPE Conversion Option.

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

12. Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023
	(Restated)	(Restated)
U.S.	$(7,304)	$(83,469)
Foreign	824	916
Loss before income taxes	$(6,480)	$(82,553)

The reconciliation between the effective tax rate and the statutory federal income tax rate is as follows:

	Year Ended December 31,
	2024	2023
	(Restated)	(Restated)
U.S. statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal income tax benefit	53.1%	7.0%
Change in fair value of financial instruments	149.8%	2.7%
Tax credits	1.7%	0.4%
Valuation allowance	(234.0)%	(30.2)%
Non-deductible expenses	(6.0)%	(0.8)%
Other	3.3%	(0.4)%
Effective tax rate	(11.1)%	(0.3)%

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2024	2023
U.S. federal and state net operating loss carryforwards	$49,591	$36,092
Capitalized start-up and research and development expenses	13,362	10,868
Research and development tax credits	2,436	2,275
Interest expense	6,639	3,918
Lease liability	485	659
Depreciation	151	203
Bad debt reserve	1,831	3,461
Accrued costs	5,456	2,075
Other temporary differences	1,870	70
Total deferred tax assets	81,821	59,621
Valuation allowance	(77,750)	(57,985)
Net deferred tax assets	4,071	1,636
Right of use asset	(451)	(623)
Other deferred tax liability	(66)	(1,013)
Convertible debt	(3,358)	—
Total deferred tax liabilities	(3,875)	(1,636)
Net deferred tax asset	$196	$—

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

13. Redeemable Convertible Preferred Stock and Stockholders' Deficit

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

14. Net Loss per Share

Basic and diluted net loss per share was calculated as follows:

	Year Ended December 31,
	2024	2023
	(Restated)	(Restated)
Numerator:
Net loss (in thousands)	$(7,198)	$(82,817)
Cumulative undeclared dividends to participating securities (Legacy Series D convertible preferred stock)	—	(1,697)
Net loss attributable to common stockholders	$(7,198)	$(84,514)
Denominator:
Basic and diluted weighted-average common stock outstanding	2,247,164	1,423,275
Net loss per share attributable to common stockholders, basic and diluted	$(3.20)	$(59.38)

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

15. Stock Based Compensation

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

Restricted Stock Units

In December 2022, the Company issued RSUs under the 2020 Plan to a member of the Board of Directors with vesting subject to both a performance-based closing condition dependent on the successful Business Combination with Compute Health and time-based vesting conditions. See Note 4, Business Combination above for information about the closing of the Business Combination with Compute Health. Upon the satisfaction of the closing condition, 62.5% of the RSUs awarded vested. Thereafter, the remaining 37.5% of the RSUs vest monthly over a period of two years. In October 2023 and March 2024, the Company issued additional RSUs to Board of Director members with annual vesting over three years. In November 2024, additional RSUs were issued with annual vesting over two years. All RSUs are subject to forfeiture if the grantee’s continuous service relationship as a member of the Board of Directors or employee of the Company terminates prior to vesting. The following table summarizes the restricted stock unit activity under the 2020 Plan and 2023 Plan during the year ended December 31, 2024:

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

16. Employee Benefit Plan

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

17. Commitments and Contingencies

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

18. Segment Information

Segment reporting is prepared on the same basis that the Company's chief executive officer, who is our chief operating decision maker (“CODM”), manages the business, makes operating decisions, and assesses performance. The Company operates in one segment. We have selected net income (loss) as our reported measure of profit or loss because it is regularly provided to our CODM, allows our CODM to make decisions on resource allocations, and allows our CODM to assess performance of the business. Disclosures about significant segment expenses and long-lived assets by geography are presented below. Refer to Note 5, Revenue, for information on revenue by geography.

Significant segment expenses are set forth in the following table (in thousands):

	Year Ended December 31,
	2024	2023
	(Restated)	(Restated)
Revenue	$32,110	$53,467
Less:
Cost of revenue	10,607	11,970
Sales and marketing	25,933	46,857
Clinical trials and medical affairs	9,455	15,700
Product development	3,190	4,477
Digital	2,379	4,451
Quality and regulatory	2,345	3,066
General and administrative	28,399	46,024
Other segment items (1)	(43,000)	3,739
Net loss	(7,198)	(82,817)

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

19. Related-party Transactions

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

Convertible Note with Hunter Ventures Limited

On February 15, 2023, Allurion sold $13.0 million of 2023 Convertible Notes to HVL and entered into a Side Letter with HVL, who is a limited partner of Romulus Growth Allurion L.P., which is a fund affiliated with Krishna Gupta (a director of Allurion; in addition, entities affiliated with him hold more than 5% of our outstanding Common Stock). Refer to Note 9, Debt for additional information regarding the 2023 Convertible Notes.

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

Convertible Note Agreement with RTW

Pursuant to the Amended Note Purchase Agreement, on April 16, 2024, we issued and sold $48.0 million aggregate principal amount of convertible notes to RTW. RTW holds more than 5% of our outstanding Common Stock, has the right to designate an independent director nominee to be elected by our stockholders, is entitled to designate one representative to serve as a non-voting observer on our Board, and has the right to approve an additional director nominee for election. In September 2024, we expanded our Board and appointed a new director in satisfaction of certain of these obligations to RTW as set forth in the Amended Note Purchase Agreement. Refer to Note 9, Debt, for additional information regarding the RTW Convertible Notes.

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

20. Subsequent Events

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

21. Restatement of Quarterly Financial Information (Unaudited)

As discussed in greater detail in Note 2, the Company determined to restate its previously issued unaudited condensed consolidated financial statements for the quarters ended March 31, 2024, June 30, 2024 and September 30, 2024. The following tables summarize the impacts of the results on the Company's previously reported condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of cash flows, and condensed consolidated statements of stockholders' deficit included in the Company's Quarterly Reports on Form 10-Q for each respective period.

As of and for the Three and Nine Months Ended September 30, 2024

Restated Condensed Consolidated Balance Sheet

(dollars in thousands)

	As of September 30, 2024
	As Reported	Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents	$28,654	$—	$28,654
Accounts receivable, net of allowance of doubtful accounts	9,935	—	9,935
Inventory, net	4,568	—	4,568
Prepaid expenses and other current assets	1,672	—	1,672
Total current assets	44,829	—	44,829
Property and equipment, net	3,080	—	3,080
Right-of-use asset	2,283	—	2,283
Other long-term assets	507	—	507
Total assets	$50,699	$—	$50,699
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$10,393	$—	$10,393
Current portion of lease liabilities	878	—	878
Accrued expenses and other current liabilities	7,973	—	7,973
Total current liabilities	19,244	—	19,244
Warrant liabilities	7,381	—	7,381
Revenue Interest Financing liability	38,500	—	38,500
Earn-out liabilities	1,850	—	1,850
Convertible notes payable	36,090	—	36,090
Lease liabilities, net of current portion	1,578	—	1,578
Other liabilities	9,867	—	9,867
Total liabilities	114,510	$—	114,510
Commitments and Contingencies
Redeemable convertible preferred stock
Series A redeemable convertible preferred stock, $0.0001 par value — 100,000,000 shares authorized as of September 30, 2024; and 2,260,159 shares issued and outstanding as of September 30, 2024	979	—	979
Stockholders’ deficit:
Common stock, $0.0001 par value — 1,000,000,000 shares authorized as of September 30, 2024; and 2,574,783 shares issued and outstanding as of September 30, 2024	3	—	3
Additional paid-in capital	150,696	—	150,696
Accumulated other comprehensive income (loss)	2,890	(5,780)	(2,890)
Accumulated deficit	(218,379)	5,780	(212,599)
Total stockholders’ deficit	(64,790)	—	(64,790)
Total liabilities and stockholders’ deficit	$50,699	$—	$50,699

Restated Condensed Consolidated Statement of Operations

(dollars in thousands)

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Revenue	$5,367	$—	$5,367	$26,519	$—	$26,519
Cost of revenue	2,256	—	2,256	7,549	—	7,549
Gross profit	3,111	—	3,111	18,970	—	18,970
Operating expenses:
Sales and marketing	5,197	—	5,197	18,060	—	18,060
Research and development	3,212	—	3,212	13,247	—	13,247
General and administrative	7,043	—	7,043	20,746	—	20,746
Total operating expenses:	15,452	—	15,452	52,053	—	52,053
Loss from operations	(12,341)	—	(12,341)	(33,083)	—	(33,083)
Other income (expense):
Interest expense	—	—	—	(2,264)	—	(2,264)
Changes in fair value of warrants	9,703	—	9,703	14,210	—	14,210
Changes in fair value of debt	1,790	6,140	7,930	10,020	5,980	16,000
Changes in fair value of Revenue Interest Financing and PIPE Conversion Option	(11,104)	11,600	496	(9,608)	2,010	(7,598)
Changes in fair value of earn-out liabilities	2,260	—	2,260	22,140	—	22,140
Loss on extinguishment of debt	—	—	—	(8,713)	—	(8,713)
Termination of convertible note side letters	—	—	—	—	—	—
Other income (expense), net	757	—	757	1,928	—	1,928
Total other income (expense):	3,406	17,740	21,146	27,713	7,990	35,703
Income (loss) before income taxes	(8,935)	17,740	8,805	(5,370)	7,990	2,620
Provision for income taxes	(69)	—	(69)	(210)	—	(210)
Net Income (loss)	$(9,004)	$17,740	$8,736	$(5,580)	$7,990	$2,410
Net income (loss) per share
Basic	$(3.51)	$6.92	$3.41	$(2.62)	$3.75	$1.13
Diluted	$(3.51)	$6.91	$3.40	$(2.62)	$0.20	$(2.42)
Weighted-average shares outstanding
Basic	2,563,459	—	2,563,459	2,132,416	—	2,132,416
Diluted	2,563,459	2,862	2,566,321	2,132,416	259,786	2,392,202

Restated Condensed Consolidated Statement of Comprehensive Loss

(dollars in thousands)

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Net Income (loss)	$(9,004)	$17,740	$8,736	$(5,580)	$7,990	$2,410
Other comprehensive loss:
Change in fair value of Revenue Interest Financing due to change in credit risk	5,800	(11,600)	(5,800)	600	(1,200)	(600)
Change in fair value of RTW Convertible Notes due to change in credit risk	3,070	(6,140)	(3,070)	2,990	(5,980)	(2,990)
Comprehensive Income (loss)	$(134)	$—	$(134)	$(1,990)	$810	$(1,180)

Restated Condensed Consolidated Statement of Cash Flows

(dollars in thousands)

	Nine Months Ended September 30, 2024
	As Reported	Adjustment	As Restated
Operating Activities:
Net loss	$(5,580)	$7,990	$2,410
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash lease expense	561	—	561
Depreciation and amortization	778	—	778
Stock-based compensation	2,217	—	2,217
Provision for uncollectible accounts	1,065	—	1,065
Unrealized exchange (gain) or loss	(29)	—	(29)
Provision for inventory	1,052	—	1,052
Change in fair value of warrant liabilities	(14,210)	—	(14,210)
Change in fair value of derivative liabilities	(1,895)	—	(1,895)
Change in fair value of Revenue Interest Financing and PIPE Conversion Option	9,608	(2,010)	7,598
Change in fair value of earn-out liabilities	(22,140)	—	(22,140)
Interest paid on debt recorded at fair value	(2,458)	—	(2,458)
Change in fair value of debt	(10,020)	(5,980)	(16,000)
Debt issuance costs associated with debt recorded at fair value	1,357	—	1,357
Non-cash interest expense	1,464	—	1,464
Loss on term loan extinguishment	8,713	—	8,713
Issuance costs associated with warrants recorded at fair value	942	—	942
Changes in operating assets and liabilities:		—
Accounts receivable	7,199	—	7,199
Inventory	551	—	551
Prepaid expenses, other current and long-term assets	747	—	747
Lease liabilities	(593)	—	(593)
Accounts payable	(578)	—	(578)
Accrued expenses and other current liabilities	(7,777)	—	(7,777)
Net cash used in operating activities	$(29,026)	$—	$(29,026)
Investing Activities:
Purchases of property and equipment	(611)	—	(611)
Net cash used in investing activities	$(611)	$—	$(611)
Financing Activities:
Proceeds from issuance of convertible notes	48,000	—	48,000
Proceeds from Fortress Term Loan - net	—	—	—
Proceeds from Business Combination, net of transaction costs	—	—	—
Proceeds from Revenue Interest Financing	—	—	—
Proceeds from option and warrant exercises	26	—	26
Proceeds from equity line financing	378	—	378
Repayment of convertible notes	—	—	—
Proceeds from Private Placement, net of issuance costs	2,685	—	2,685
Proceeds from Public Offering, net of issuance costs	18,249	—	18,249
Payment of debt issuance costs	(1,357)	—	(1,357)
Repayment of 2021 Term Loan	—	—	—
Repayment of promissory note assumed in Business Combination	—	—	—
Repayment of Fortress term loan	(47,720)	—	(47,720)
Net cash provided by financing activities	$20,261	$—	$20,261
Net (decrease) increase in cash and cash equivalents and restricted cash	$(9,376)		$(9,376)
Cash and cash equivalents and restricted cash at beginning of period	38,421	—	38,421
Cash and cash equivalents and restricted cash at end of period	$29,045	$—	$29,045
Supplemental disclosure of cash flow information
Cash paid for interest	$2,672	$—	$2,672
Supplemental cash flow information on non-cash investing and financing activities

Purchase of property and equipment included in accounts payable	$—	$—	$—
Deferred financing costs in accounts payable and accrued expenses	1,004	—	1,004
Change in fair value of Revenue Interest Financing through other comprehensive income	600	(1,200)	(600)
Change in fair value of RTW Convertible Notes through other comprehensive income	2,990	(5,980)	(2,990)

As of and for the Three and Six Months Ended June 30, 2024

Restated Condensed Consolidated Balance Sheet

(dollars in thousands)

	As of June 30, 2024
	As Reported	Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents	$19,258	$—	$19,258
Accounts receivable, net of allowance of doubtful accounts	13,357	—	13,357
Inventory, net	4,788	—	4,788
Prepaid expenses and other current assets	2,902	—	2,902
Total current assets	40,305	—	40,305
Property and equipment, net	3,254	—	3,254
Right-of-use asset	2,481	—	2,481
Other long-term assets	510	—	510
Total assets	$46,550	$—	$46,550
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$7,984	$—	$7,984
Current portion of lease liabilities	850	—	850
Accrued expenses and other current liabilities	14,724	—	14,724
Total current liabilities	23,558	—	23,558
Public warrant liabilities	2,113	—	2,113
Revenue Interest Financing liability	39,000	—	39,000
Earn-out liabilities	4,110	—	4,110
Convertible notes payable	40,950	—	40,950
Lease liabilities, net of current portion	1,788	—	1,788
Other liabilities	5,613	—	5,613
Total liabilities	117,132	—	117,132
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, $0.0001 par value — 100,000,000 shares authorized as of June 30, 2024; and no shares issued and outstanding as of June 30, 2024	—	—	—
Common stock, $0.0001 par value — 1,000,000,000 shares authorized as of June 30, 2024; and 1,918,927 shares issued and outstanding as of June 30, 2024	2	—	2
Additional paid-in capital	144,771	—	144,771
Accumulated other comprehensive income (loss)	(5,980)	11,960	5,980
Accumulated deficit	(209,375)	(11,960)	(221,335)
Total stockholders’ deficit	(70,582)	—	(70,582)
Total liabilities and stockholders’ deficit	$46,550	$—	$46,550

Restated Condensed Consolidated Statement of Operations

(dollars in thousands)

	Three months ended June 30, 2024			Six months ended June 30, 2024
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Revenue	$11,766	$—	$11,766	$21,152	$—	$21,152
Cost of revenue	2,773	—	2,773	5,293	—	5,293
Gross profit	8,993	—	8,993	15,859	—	15,859
Operating expenses:
Sales and marketing	6,718	—	6,718	12,863	—	12,863
Research and development	4,310	—	4,310	10,035	—	10,035
General and administrative	7,311	—	7,311	13,697	—	13,697
Total operating expenses:	18,339	—	18,339	36,595	—	36,595
Loss from operations	(9,346)	—	(9,346)	(20,736)	—	(20,736)
Other income (expense):
Interest expense	(339)	—	(339)	(2,270)	—	(2,270)
Changes in fair value of warrants	1,376	—	1,376	4,507	—	4,507
Changes in fair value of debt	8,230	(160)	8,070	8,230	(160)	8,070
Changes in fair value of Revenue Interest Financing and PIPE Conversion Option	6	(6,000)	(5,994)	1,496	(9,590)	(8,094)
Changes in fair value of earn-out liabilities	5,690	—	5,690	19,880	—	19,880
Loss on extinguishment of debt	(8,713)	—	(8,713)	(8,713)	—	(8,713)
Other income (expense), net	999	—	999	1,171	—	1,171
Total other income (expense):	7,249	(6,160)	1,089	24,301	(9,750)	14,551
Income (loss) before income taxes	(2,097)	(6,160)	(8,257)	3,565	(9,750)	(6,185)
Provision for income taxes	(65)	—	(65)	(141)	—	(141)
Net income (loss)	$(2,162)	$(6,160)	$(8,322)	$3,424	$(9,750)	$(6,326)
Net income (loss) per share
Basic	$(1.13)	$(3.21)	$(4.34)	$1.79	$(5.09)	$(3.30)
Diluted	$(1.13)	$(3.21)	$(4.34)	$1.67	$(4.97)	$(3.30)
Weighted-average shares outstanding
Basic	1,917,872	—	1,917,872	1,914,527	—	1,914,527
Diluted	1,917,872	—	1,917,872	1,959,881	(45,354)	1,914,527

Restated Condensed Consolidated Statement of Comprehensive Loss

(dollars in thousands)

	Three months ended June 30, 2024			Six months ended June 30, 2024
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Net income (loss)	$(2,162)	$(6,160)	$(8,322)	$3,424	$(9,750)	$(6,326)
Other comprehensive loss:
Change in fair value of Revenue Interest Financing due to change in credit risk	(3,000)	6,000	$3,000	(5,200)	10,400	5,200
Change in fair value of RTW Convertible Notes due to change in credit risk	(80)	160	$80	(80)	160	80
Comprehensive Income (loss)	$(5,242)	$—	$(5,242)	$(1,856)	$810	$(1,046)

Restated Condensed Consolidated Statement of Cash Flows

(dollars in thousands)

	Six Months Ended June 30, 2024
	Originally Reported	Adjustment	As Restated
Operating Activities:
Net income (loss)	$3,424	$(9,750)	$(6,326)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash lease expense	362	—	362
Depreciation and amortization	564	—	564
Stock-based compensation	1,357	—	1,357
Unrealized exchange (gain) or loss	373	—	373
Provision for inventory	369	—	369
Change in fair value of warrant liabilities	(4,507)	—	(4,507)
Change in fair value of derivative liabilities	(1,895)	—	(1,895)
Change in fair value of Revenue Interest Financing and PIPE Conversion Option	(1,496)	9,590	8,094
Change in fair value of earn-out liabilities	(19,880)	—	(19,880)
Interest paid on debt recorded at fair value	(1,054)	—	(1,054)
Change in fair value of debt	(8,230)	160	(8,070)
Debt issuance costs associated with debt recorded at fair value	1,357	—	1,357
Non-cash interest expense	1,464	—	1,464
Loss on term loan extinguishment	8,713	—	8,713
Changes in operating assets and liabilities:		—
Accounts receivable	4,412	—	4,412
Inventory	1,014	—	1,014
Prepaid expenses, other current and long-term assets	718	—	718
Lease liabilities	(411)	—	(411)
Accounts payable	(2,504)	—	(2,504)
Accrued expenses and other current liabilities	(1,713)	—	(1,713)
Net cash used in operating activities	$(17,563)	$—	$(17,563)
Investing Activities:
Purchases of property and equipment	(539)	—	(539)
Net cash used in investing activities	$(539)	$—	$(539)
Financing Activities:
Proceeds from issuance of convertible notes	48,000	—	48,000
Proceeds from option and warrant exercises	26	—	26
Proceeds from equity line financing	378	—	378
Repayment of convertible notes	—	—	—
Payment of deferred financing costs	—	—	—
Payment of debt issuance costs	(1,357)	—	(1,357)
Repayment of Fortress term loan	(47,720)	—	(47,720)
Net cash provided by (used in) financing activities	$(673)	$—	$(673)
Net decrease in cash and cash equivalents and restricted cash	(18,775)	—	(18,775)
Cash and cash equivalents and restricted cash at beginning of period	38,421	—	38,421
Cash and cash equivalents and restricted cash at end of period	$19,646	$—	$19,646
Supplemental disclosure of cash flow information
Cash paid for interest	$2,672	$—	$2,672
Supplemental cash flow information on non-cash investing and financing activities			0
Purchase of property and equipment included in accounts payable	$31	$—	$31
Deferred financing costs in accounts payable and accrued expenses	1,207	—	1,207
Change in fair value of RTW Convertible Notes through OCI	—	80	80
Change in fair value of Revenue Interest Financing through OCI	(5,280)	10,480	5,200

As of and for the Three Months Ended March 31, 2024

Restated Condensed Consolidated Balance Sheet

(dollars in thousands)

	As of March 31, 2024
	As Reported	Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents	$29,682	$—	$29,682
Accounts receivable, net of allowance of doubtful accounts	16,159	—	16,159
Inventory, net	5,631	—	5,631
Prepaid expenses and other current assets	2,167	—	2,167
Total current assets	53,639	—	53,639
Property and equipment, net	3,180	—	3,180
Right-of-use asset	2,659	—	2,659
Other long-term assets	510	—	510
Total assets	$59,988	$—	$59,988
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$11,944	$—	$11,944
Current portion of term loan	38,957	—	38,957
Current portion of lease liabilities	814	—	814
Accrued expenses and other current liabilities	14,506	—	14,506
Total current liabilities	66,221	—	66,221
Public warrant liabilities	3,329	—	3,329
Revenue Interest Financing liability	35,000	—	35,000
Earn-out liabilities	9,800	—	9,800
Lease liabilities, net of current portion	2,011	—	2,011
Other liabilities	9,789	—	9,789
Total liabilities	126,150	—	126,150
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, $0.0001 par value — 100,000,000 shares authorized as of March 31, 2024; and no shares issued and outstanding as of March 31, 2024	-	—	-
Common stock, $0.0001 par value — 1,000,000,000 shares authorized as of March 31, 2024; and 1,915,956 shares issued and outstanding as of March 31, 2024	2	—	2
Additional paid-in capital	143,949	—	143,949
Accumulated other comprehensive income (loss)	(2,900)	5,800	2,900
Accumulated deficit	(207,213)	(5,800)	(213,013)
Total stockholders’ deficit	(66,162)	—	(66,162)
Total liabilities and stockholders’ deficit	$59,988	$—	$59,988

Restated Condensed Consolidated Statement of Operations

(dollars in thousands)

	Three months ended March 31, 2024
	As Reported	Adjustment	As Restated
Revenue	$9,386	$—	$9,386
Cost of revenue	2,520	—	2,520
Gross profit	6,866	—	6,866
Operating expenses:
Sales and marketing	6,145	—	6,145
Research and development	5,725	—	5,725
General and administrative	6,386	—	6,386
Total operating expenses:	18,256	—	18,256
Loss from operations	(11,390)	—	(11,390)
Other income (expense):
Interest expense	(1,931)	—	(1,931)
Changes in fair value of warrants	3,131	—	3,131
Changes in fair value of Revenue Interest Financing and PIPE Conversion Option	1,490	(3,590)	(2,100)
Changes in fair value of earn-out liabilities	14,190	—	14,190
Other income (expense), net	172	—	172
Total other income (expense):	17,052	(3,590)	13,462
Income (loss) before income taxes	5,662	(3,590)	2,072
Provision for income taxes	(76)	—	(76)
Net income (loss)	$5,586	$(3,590)	$1,996
Net income (loss) per share
Basic	$2.92	$(1.88)	$1.04
Diluted	$2.78	$(1.82)	$0.96
Weighted-average shares outstanding
Basic	1,911,181	—	1,911,181
Diluted	1,967,885	—	1,967,885

Restated Condensed Consolidated Statement of Comprehensive Income

(dollars in thousands)

	Three months ended March 31, 2024
	As Reported	Adjustment	As Restated
Net income (loss)	$5,586	$(3,590)	$1,996
Other comprehensive income (loss):
Change in fair value of Revenue Interest Financing due to change in credit risk	(2,200)	4,400	2,200
Comprehensive income	$3,386	$810	$4,196

Restated Condensed Consolidated Statement of Cash Flows

(dollars in thousands)

	Three Months Ended March 31, 2024
	As Reported	Adjustment	As Restated
Operating Activities:
Net income (loss)	$5,586	$(3,590)	$1,996
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash lease expense	199	—	199
Depreciation and amortization	367	—	367
Stock-based compensation	552	—	552
Unrealized exchange (gain) or loss	314	—	314
Provision for inventory	209	—	209
Change in fair value of warrant liabilities	(3,131)	—	(3,131)
Change in fair value of derivative liabilities	62	—	62
Change in fair value of Revenue Interest Financing and PIPE Conversion Option	(1,490)	3,590	2,100
Change in fair value of earn-out liabilities	(14,190)	—	(14,190)
Non-cash interest expense	315	—	315
Changes in operating assets and liabilities:		—
Accounts receivable	1,673	—	1,673
Inventory	330	—	330
Prepaid expenses, other current and long-term assets	244	—	244
Lease liabilities	(238)	—	(238)
Accounts payable	1,551	—	1,551
Accrued expenses and other current liabilities	(989)	—	(989)
Net cash used in operating activities	$(8,636)	$—	$(8,636)
Investing Activities:
Purchases of property and equipment	(104)	—	(104)
Net cash used in investing activities	$(104)	$—	$(104)
Financing Activities:
Proceeds from issuance of convertible notes - net	—	—	—
Proceeds from option and warrant exercises	9	—	9
Proceeds from equity line financing	378	—	378
Payment of deferred financing costs	—	—	—
Net cash provided by financing activities	$387	$—	$387
Net increase (decrease) in cash and cash equivalents and restricted cash	(8,353)	—	(8,353)
Cash and cash equivalents and restricted cash at beginning of period	38,421	—	38,421
Cash and cash equivalents and restricted cash at end of period	$30,068	$—	$30,068
Supplemental disclosure of cash flow information
Cash paid for interest	$1,831	$—	$1,831
Supplemental cash flow information on non-cash investing and financing activities
Purchase of property and equipment included in accounts payable	$73	$—	$73
Change in fair value of Revenue Interest Financing through OCI	(2,200)	4,400	2,200

Restated Condensed Consolidated Statement of Stockholders' Deficit

(dollars in thousands)

	Redeemable Preferred Stock		Common Stock		Additional Paid-	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Comprehensive Loss	Deficit	Deficit
Balance as of January 1, 2024 (Restated)	—	$—	1,907,529	$2	$143,010	$700	$(215,009)	$(71,297)
Exercise of stock options	—	—	186	—	9	—	—	9
Issuance of common stock for the exercise of Public Warrants	—	—	6	—	—	—	—	—
Issuance of common stock from equity line financing (Note 12)	—	—	5,730	—	378	—	—	378
Issuance of common stock in connection with vesting of RSU awards	—	—	2,505	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	552	—	—	552
Other comprehensive income (Restated)	—	—	—	—	—	2,200		2,200
Net income (Restated)	—	—	—	—	—	—	1,996	1,996
Balance as of March 31, 2024 (Restated)	—	—	1,915,956	2	143,949	2,900	(213,013)	(66,162)
Exercise of stock options	—	—	460	—	16	—	—	16
Issuance of common stock in connection with vesting of RSU awards	—	—	2,505	—	1	—	—	1
Issuance of common stock for the exercise of Public Warrants	—	—	6	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	805	—	—	805
Other comprehensive income (Restated)	—	—	—	—	—	3,080	—	3,080
Net loss (Restated)	—	—	—	—	—	—	(8,322)	(8,322)
Balance as of June 30, 2024 (Restated)	—	—	1,918,927	$2	$144,771	$5,980	$(221,335)	$(70,582)
Exercise of stock options	—	—	—	—	—	—	—	—
Issuance of common stock for the exercise of warrants	—	—	—	—	—	—	—	—
Issuance of common stock in connection with vesting of RSU awards	—	—	2,505	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	860	—	—	860
Issuance of preferred stock in connection with Private Placement, net of issuance costs	2,260,159	979	—	—	—	—	—	—
Issuance of common stock in connection with Public Offering, net of issuance costs	—	—	653,351	1	5,065	—	—	5,066
Other comprehensive loss (Restated)	—	—	—	—	—	(8,870)	—	(8,870)
Net income (Restated)	—	—	—	—	—	—	8,736	8,736
Balance as of September 30, 2024 (Restated)	2,260,159	$979	2,574,783	$3	$150,696	$(2,890)	$(212,599)	$(64,790)