Form 10-Q/A
period 2025-03-31
ALLURION TECHNOLOGIES, INC.
filed 2025-08-19
CIK 1964979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) amends and restates certain items in Allurion Technologies, Inc.'s (the “Company”) Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, initially filed with the Securities and Exchange Commission (the "SEC") on May 15, 2025 (the "Original Form 10-Q").

In this Form 10-Q/A, the Company is restating its previously issued unaudited condensed consolidated financial statements for the quarters ended March 31, 2025 and 2024, as further described below.

The Company previously filed Amendment No. 1 to its Annual Reports on Form 10-K for the fiscal year ended December 31, 2024 with the SEC on August 19, 2025 (the “Form 10-K/A”) to restate its previously issued audited consolidated financial statements as of and for the fiscal year ended December 31, 2024. Further, the Company is filing amendments to (i) its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as amended, (together with the Form 10-K/A, the “Annual Reports”), to restate its previously issued audited consolidated financial statements as of and for the fiscal year ended December 31, 2023 and (ii) its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2024, June 30, 2024, and September 30, 2024 (the “Quarterly Reports”) to restate its previously issued unaudited condensed consolidated financial statements for the fiscal quarters ended March 31, 2024, June 30, 2024, and September 30, 2024.

The Company does not intend to amend any other reports previously filed with the SEC. Accordingly, investors and other readers should rely only on the financial information and related disclosures regarding the periods described above (the “Affected Periods”) in this Form 10-Q/A, such amendments to the Annual Reports and Quarterly Reports described in the preceding paragraph, and in any other future filings with the SEC (as applicable) and should not rely on the prior reports of its independent registered public accounting firm on the consolidated financial statements as of and for the years ended December 31, 2023 and 2024, as applicable, or any previously furnished or filed reports, press releases, investor presentations or similar communications relating to the Affected Periods.

Items Amended in this Filing

This Form 10-Q/A amends and restates the following items of the Original Form 10-Q:

•
Part I - Item 1. Financial Statements
•
Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•
Part I - Item 4. Controls and Procedures
•
Part II - Item 6. Exhibits

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications specified in Rule 13a-14 under the Exchange Act from the Company’s Chief Executive Officer, dated as of the date hereof, are being filed or furnished, as applicable, with this Form 10-Q/A as Exhibits 31.1 and 32.1. This Form 10-Q/A also includes an updated signature page.

This Form 10-Q/A sets forth the information in the original Form 10-Q in its entirety, as such information is amended and restated where necessary to reflect the restatement and related revisions. Except as provided above, this Form 10-Q/A does not amend, update or change any other items or disclosures or otherwise reflect events occurring after the date of the Original Form 10-Q to the date this Form 10-Q/A is filed. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s other SEC filings.

Except as otherwise provided, the disclosures in this Form 10-Q/A are made as of the date of the Original Form 10-Q and do not reflect any events that occurred after the date of the Original Form 10-Q or modify or update any other disclosures in the Original Form 10-Q affected by subsequent events. As such, forward-looking statements included in this Form 10-Q/A may represent management’s views as of the date of the Original Form 10-Q and should not be assumed to be accurate as of any date thereafter.

Restatement Background

As described in the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2025, while preparing its unaudited condensed consolidated financial statements for the quarter ended June 30, 2025, the Company identified an error (the "Error") in the Company’s historical consolidated financial statements as of and for the years ended December 31, 2023 and December 31, 2024, and the quarter and year-to-date periods ended March 31, 2024, June 30, 2024, September 30, 2024, and March 31, 2025 that caused both overstatements and understatements of Other comprehensive income (loss) as reflected in the consolidated statements of comprehensive income (loss), Other income (expense) as reflected in the consolidated statements of operations, Net income (loss) as reflected in the consolidated statements of comprehensive loss and consolidated statements of operations, and Accumulated other comprehensive income (loss) and Accumulated deficit as reflected in the consolidated balance sheets and consolidated statements of stockholders' deficit. The Company determined that the Error originated from the existing material weaknesses related to the lack of sufficient levels of staff with public company and technical accounting experience to maintain proper control activities and perform risk assessment and monitoring activities. These adjustments were inadvertently booked in the wrong

i

direction consistently since the fourth quarter of 2023. The Error had no impact to revenue, gross profit, operating expenses, operating profit (loss) or cash and cash equivalents.

Additionally, the Company corrected an item that was previously identified and concluded as an immaterial error to its condensed consolidated financial statements as of and for the quarter ended March 31, 2024. This item primarily relates to Other liabilities and Other income (expense) misclassifications.

As a result, the Company is restating the accompanying condensed consolidated financial statements as of and for the quarters ended March 31, 2025 and 2024.

Internal Control Considerations

Following the identification of the Error and in connection with the restatement, the Company's management has re-evaluated the effectiveness of the Company's disclosure controls and procedures and internal control over financial reporting as of March 31, 2025. The Company's management determined that the Error and the related restatements were the result of the existing material weaknesses in the Company’s internal control over financial reporting, which was previously concluded to be ineffective as of March 31, 2025. See Part I - Item 4. Controls and Procedures, in this Form 10-Q/A for additional information related to these material weaknesses in disclosure controls and procedures and internal control over financial reporting and the related remedial measures.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, which are not purely historical, include, but are not limited to, statements regarding the plans, strategies and prospects, both business and financial, of Allurion Technologies, Inc. (“Allurion”, the "Company", "we", "our", or "us"). Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Forward-looking statements in this Quarterly Report on Form 10-Q/A include, but are not limited to, statements about the ability of Allurion to:

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

We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q/A primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q/A and in the section entitled “Risk Factors” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the "SEC") on March 27, 2025, as amended by Amendment No. 1 to the Annual Report on Form 10-K filed with the SEC on August 19, 2025 (together, the “Annual Report on Form 10-K”). These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q/A include additional factors that could adversely impact our business and financial performance. Moreover, Allurion operates in very competitive and rapidly changing environments. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q/A.

We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q/A, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and such statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

	March 31, 2025	December 31, 2024
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$20,408	$15,379
Accounts receivable, net of allowance of doubtful accounts of $6,455 and $6,701, respectively	8,309	7,134
Inventory, net	3,352	3,400
Prepaid expenses and other current assets	1,097	1,243
Total current assets	33,166	27,156
Property and equipment, net	2,297	2,469
Right-of-use asset	1,870	2,079
Other long-term assets	1,081	1,109
Total assets	$38,414	$32,813
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,976	$6,572
Current portion of lease liabilities	829	869
Accrued expenses and other current liabilities	10,092	11,422
Total current liabilities	15,897	18,863
Convertible notes payable	30,960	35,710
Warrant liabilities	9,264	4,567
Revenue Interest Financing liability	50,000	49,200
Earn-out liabilities	180	1,090
Lease liabilities, net of current portion	1,186	1,344
Other liabilities	717	17
Total liabilities	$108,204	$110,791
Commitments and Contingencies (Note 17)
Stockholders’ deficit:
Preferred stock, $0.0001 par value — 100,000,000 shares authorized as of March 31, 2025; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value - 1,000,000,000 shares authorized as of March 31, 2025; 5,963,549 and 2,710,607 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	5	3
Additional paid-in capital	157,843	152,596
Accumulated other comprehensive income	(3,930)	(8,370)
Accumulated deficit	(223,708)	(222,207)
Total stockholders’ deficit	(69,790)	(77,978)
Total liabilities and stockholders’ deficit	$38,414	$32,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
	(Restated)	(Restated)
Revenue	$5,580	$9,386
Cost of revenue	1,419	2,520
Gross profit	4,161	6,866
Operating expenses:
Sales and marketing	3,621	6,145
Research and development	2,624	5,725
General and administrative	5,198	6,386
Total operating expenses:	11,443	18,256
Loss from operations	(7,282)	(11,390)
Other income (expense):
Interest expense	—	(1,931)
Changes in fair value of warrants	5,669	3,131
Changes in fair value of debt	3,330	—
Changes in fair value of Revenue Interest Financing and PIPE Conversion Option	(3,820)	(2,100)
Changes in fair value of earn-out liabilities	910	14,190
Other income (expense), net	(213)	172
Total other income:	5,876	13,462
(Loss) income before income taxes	(1,406)	2,072
Provision for income taxes	(95)	(76)
Net (loss) income	$(1,501)	$1,996
Net (loss) income per share
Basic	$(0.31)	$1.04
Diluted	$(0.31)	$0.96
Weighted-average shares outstanding
Basic	4,778,542	1,911,181
Diluted	4,778,542	1,967,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Three Months Ended March 31,
	2025	2024
	(Restated)	(Restated)
Net loss (income)	$(1,501)	$1,996
Other comprehensive income:
Change in fair value of Revenue Interest Financing due to change in credit risk	3,020	2,200
Change in fair value of RTW Convertible Notes due to change in credit risk	1,420	—
Comprehensive income	$2,939	$4,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(dollars in thousands, except share amounts)

	Common Sock
			Additional	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Deficit
Balance as of January 1, 2024 (Restated)	1,907,529	$2	$143,010	$700	$(215,009)	$(71,297)
Exercise of stock options	186	—	9	—	—	9
Issuance of common stock for the exercise of Public Warrants	6	—	—	—	—	—
Issuance of common stock from equity line financing (Note 13)	5,730	—	378	—	—	378
Issuance of common stock in connection with vesting of RSU awards	2,505	—	—	—	—	—
Stock-based compensation expense	—	—	552	—	—	552
Other comprehensive income (Restated)	—	—	—	2,200	—	2,200
Net income (Restated)	—	—	—	—	1,996	1,996
Balance as of March 31, 2024 (Restated)	1,915,956	$2	$143,949	$2,900	$(213,013)	$(66,162)

Balance as of January 1, 2025 (Restated)	2,710,607	$3	$152,596	$(8,370)	$(222,207)	$(77,978)
Exercise of stock options	—	—	—	—	—	—
Issuance of common stock in connection with vesting of RSU awards	3,505	—	—	—	—	—
Issuance of common stock in connection with RTW Private Placement, net of issuance costs	841,751	—	2,500	—	—	2,500
Issuance of common stock in connection with January Public Offering, net of issuance costs	1,240,000	1	1,262	—	—	1,263
Issuance of common stock in connection with February Public Offering and Leavitt Private Placement, net of issuance costs	1,167,686	1	588	—	—	589
Stock-based compensation expense	—	—	897	—	—	897
Other comprehensive income (Restated)	—	—	—	4,440	—	4,440
Net loss (Restated)	—	—	—	—	(1,501)	(1,501)
Balance as of March 31, 2025 (Restated)	5,963,549	$5	$157,843	$(3,930)	$(223,708)	$(69,790)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Three Months Ended March 31,
	2025	2024
	(Restated)	(Restated)
Operating Activities:
Net (loss) income	$(1,501)	$1,996
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Non-cash lease expense	212	199
Depreciation and amortization	203	367
Stock-based compensation	897	552
Provision for uncollectible accounts	72	—
Unrealized exchange (gain) loss	(335)	314
Provision for inventory	25	209
Change in fair value of warrant liabilities	(5,669)	(3,131)
Change in fair value of derivative liabilities	—	62
Change in fair value of debt	(3,330)	—
Change in fair value of Revenue Interest Financing and PIPE Conversion Option	3,820	2,100
Change in fair value of earn-out liabilities	(910)	(14,190)
Change in fair value of Share Obligation	700	—
Non-cash interest expense	—	315
Issuance costs associated with warrants recorded at fair value	1,137	—
Changes in operating assets and liabilities:
Accounts receivable	(883)	1,673
Inventory	22	330
Prepaid expenses, other current and long-term assets	147	244
Lease liabilities	(199)	(238)
Accounts payable	(2,409)	1,551
Accrued expenses and other current liabilities	(1,468)	(989)
Net cash used in operating activities	$(9,469)	$(8,636)
Investing Activities:
Purchases of property and equipment	—	(104)
Net cash used in investing activities	$—	$(104)
Financing Activities:
Proceeds from equity offerings, net of issuance costs	14,499	—
Proceeds from option and warrant exercises	—	9
Proceeds from equity line financing	—	378
Net cash provided by financing activities	$14,499	$387
Net increase (decrease) in cash and cash equivalents and restricted cash	5,030	(8,353)
Cash and cash equivalents and restricted cash at beginning of period	15,718	38,421
Cash and cash equivalents and restricted cash at end of period	$20,748	$30,068
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$1,831
Supplemental cash flow information on non-cash investing and financing activities
Purchase of property and equipment included in accounts payable	—	73
Deferred financing costs in accounts payable and accrued expenses	921	—
Change in fair value of RTW Convertible Notes through OCI	1,420	—
Change in fair value of Revenue Interest Financing through OCI	3,020	2,200

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

The Business Combination was accounted for as a reverse capitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, Compute Health was treated as the “acquired” company for financial reporting purposes and Legacy Allurion was the accounting “acquirer.” Accordingly, the Business Combination was treated as the equivalent of Legacy Allurion issuing stock for the net assets of Compute Health, accompanied by a recapitalization. As a result of the reverse recapitalization, the assets and liabilities of the Company are presented at their historical carrying values, and the assets and liabilities of Compute Health are recognized on the acquisition date and measured on the basis of the net proceeds from the capital transaction, with no goodwill or other intangible assets recorded. This determination is primarily based on the fact that, immediately following the Business Combination, Legacy Allurion stockholders had a majority of the voting power of Allurion, Legacy Allurion controlled the majority of the board seats of Allurion, and Legacy Allurion senior management comprised all of the senior management of Allurion. The equity structure has been restated in all comparative periods up to the Closing Date to reflect the number of shares of the Company's common stock, par value $0.0001 per share ("Common Stock," “Allurion Common Stock” or the “Company’s Common Stock”), issued to Legacy Allurion stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Allurion's convertible preferred stock and Legacy Allurion common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio of approximately 0.9780 (the "Exchange Ratio") established in the Business Combination. The Exchange Ratio established in the Business Combination is prior to the Reverse Stock Split (as defined below) and did not change as a result of the Reverse Stock Split. As a result of this retrospective application, certain prior period balances within the condensed consolidated financial statements have changed. Refer to Note 4, Business Combination for further discussion regarding the closing of the Business Combination with Compute Health.

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q/A to the "Company", "our", and "Allurion" refer to the condensed consolidated operations of Allurion Technologies, Inc. and its subsidiaries after giving effect to the Business Combination. References to CPUH and Compute Health refer to Compute Health Acquisition Corp. and its subsidiaries prior to the consummation of the Business Combination, and references to "Legacy Allurion" refer to Allurion Technologies, Inc. prior to the consummation of the Business Combination.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Any reference in these notes to the applicable accounting guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification ("ASC"), and Accounting Standards Update ("ASU"), of the Financial Accounting Standards Board ("FASB"). They should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2024 included in the Company's Annual Report on Form 10-K filed with the SEC on March 27, 2025, as amended by Amendment No. 1 to the Annual Report on Form 10-K filed with the SEC on August 19, 2025 (together, the "Annual Report on Form 10-K"). The financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 presented in this report are unaudited; however, in the opinion of management, such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

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

The Company has evaluated whether there are certain events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A are issued.

The Company has incurred recurring losses since inception, anticipates net losses and negative operating cash flows for the near future, and may be unable to remain in compliance with certain financial covenants required under its credit facilities. Through March 31, 2025, the Company has funded its operations primarily with proceeds from the sale of its Common Stock and convertible preferred stock, issuance of convertible notes, issuance of term loans, and funds received upon consummation of the Business Combination. The Company has incurred recurring losses and cash outflows from operating activities since its inception, including losses from operations of $7.3 million and $11.4 million and cash outflows from operating activities of $9.5 million and $8.6 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had an accumulated deficit of $223.7 million (as restated). The Company expects to continue to generate operating losses for the foreseeable future.

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

2. Restatement of Previously Issued Condensed Consolidated Financial Statements

While preparing its unaudited condensed consolidated financial statements for the quarter ended June 30, 2025, the Company identified an error (the "Error") in the Company’s historical consolidated financial statements as of and for the years ended December 31, 2023 and 2024, and the quarter and year-to-date periods ended March 31, 2024, June 30, 2024, September 30, 2024 and March 31, 2025, that caused both overstatements and understatements of Other comprehensive income (loss) as reflected in the consolidated statements of comprehensive income (loss), Other income (expense) as reflected in the consolidated statements of operations, Net income (loss) as reflected in the consolidated statements of comprehensive loss and consolidated statements of operations, and Accumulated other comprehensive income (loss) and Accumulated deficit as reflected in the consolidated balance sheets and consolidated statements of stockholders' deficit. The Company determined that the Error originated from the existing material weakness related to the lack of sufficient levels of staff with public company and technical accounting experience to maintain proper control activities and perform risk assessment and monitoring activities. These adjustments were inadvertently booked in the wrong direction consistently since the fourth quarter of 2023. The Error had no impact to revenue, gross profit, operating expenses, operating loss or cash and cash equivalents.

Additionally, the Company corrected an item that was previously identified and concluded as an immaterial error to its condensed consolidated financial statements as of and for the quarter ended March 31, 2024. This item primarily relates to Other liabilities and Other Income (Expense) misclassifications.

As a result, the Company is restating the accompanying condensed consolidated financial statements as of and for the quarters ended March 31, 2025 and 2024.

The effects of the restatements on the condensed consolidated financial statements as of and for the three months ended March 31, 2025 are as follows:

Restated Condensed Consolidated Balance Sheet

(dollars in thousands)

	As of March 31, 2025
	As Reported	Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents	$20,408	$—	$20,408
Accounts receivable, net of allowance of doubtful accounts	8,309	—	8,309
Inventory, net	3,352	—	3,352
Prepaid expenses and other current assets	1,097	—	1,097
Total current assets	33,166	—	33,166
Property and equipment, net	2,297	—	2,297
Right-of-use asset	1,870	—	1,870
Other long-term assets	1,081	—	1,081
Total assets	$38,414	$—	$38,414
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,976	$—	$4,976
Current portion of lease liabilities	829	—	829
Accrued expenses and other current liabilities	10,092	—	10,092
Total current liabilities	15,897	—	15,897
Convertible notes payable	30,960	—	30,960
Warrant liabilities	9,264	—	9,264
Revenue Interest Financing liability	50,000	—	50,000
Earn-out liabilities	180	—	180
Lease liabilities, net of current portion	1,186	—	1,186
Other liabilities	717	—	717
Total liabilities	108,204	—	108,204
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, $0.0001 par value — 100,000,000 shares authorized as of March 31, 2025; no shares issued and outstanding as of March 31, 2025	—	—	—
Common stock, $0.0001 par value - 1,000,000,000 shares authorized as of March 31, 2025; 5,963,549 shares issued and outstanding as of March 31, 2025	5	—	5
Additional paid-in capital	157,843	—	157,843
Accumulated other comprehensive income (loss)	3,930	(7,860)	(3,930)
Accumulated deficit	(231,568)	7,860	(223,708)
Total stockholders’ deficit	(69,790)	—	(69,790)
Total liabilities and stockholders’ deficit	$38,414	$—	$38,414

Restated Condensed Consolidated Statement of Operations

(dollars in thousands)

	Three months ended March 31, 2025
	As Reported	Adjustment	As Restated
Revenue	$5,580	$—	$5,580
Cost of revenue	1,419	—	1,419
Gross profit	4,161	—	4,161
Operating expenses:
Sales and marketing	3,621	—	3,621
Research and development	2,624	—	2,624
General and administrative	5,198	—	5,198
Total operating expenses:	11,443	—	11,443
Loss from operations	(7,282)	—	(7,282)
Other income (expense):
Interest expense	—	—	—
Changes in fair value of warrants	5,669	—	5,669
Changes in fair value of debt	6,170	(2,840)	3,330
Changes in fair value of Revenue Interest Financing and PIPE Conversion Option	2,220	(6,040)	(3,820)
Changes in fair value of earn-out liabilities	910	—	910
Other income (expense), net	(213)	—	(213)
Total other income (expense):	14,756	(8,880)	5,876
Income (loss) before income taxes	7,474	(8,880)	(1,406)
Provision for income taxes	(95)	—	(95)
Net Income (loss)	$7,379	$(8,880)	$(1,501)
Net income (loss) per share
Basic	$1.54	$(1.85)	$(0.31)
Diluted	$0.20	$(0.51)	$(0.31)
Weighted-average shares outstanding
Basic	4,778,542	—	4,778,542
Diluted	6,017,438	(1,238,896)	4,778,542

Restated Condensed Consolidated Statement of Comprehensive Income

(dollars in thousands)

	Three months ended March 31, 2025
	As Reported	Adjustment	As Restated
Net income (loss)	$7,379	$(8,880)	$(1,501)
Other comprehensive loss:
Change in fair value of Revenue Interest Financing due to change in credit risk	(3,020)	6,040	3,020
Change in fair value of RTW Convertible Notes due to change in credit risk	(1,420)	2,840	1,420
Comprehensive income	$2,939	$—	$2,939

Restated Condensed Consolidated Statement of Cash Flows

(dollars in thousands)

	Three Months Ended March 31, 2025
	Originally Reported	Adjustment	As Restated
Operating Activities:
Net income (loss)	$7,379	$(8,880)	$(1,501)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash lease expense	212	—	212
Depreciation and amortization	203	—	203
Stock-based compensation	897	—	897
Provision for uncollectible accounts	72	—	72
Unrealized exchange (gain) loss	(335)	—	(335)
Provision for inventory	25	—	25
Change in fair value of warrant liabilities	(5,669)	—	(5,669)
Change in fair value of debt	(6,170)	2,840	(3,330)
Change in fair value of Revenue Interest Financing and PIPE Conversion Option	(2,220)	6,040	3,820
Change in fair value of earn-out liabilities	(910)	—	(910)
Change in fair value of Share Obligation	700	—	700
Issuance costs associated with warrants recorded at fair value	1,137	—	1,137
Changes in operating assets and liabilities:		—
Accounts receivable	(883)	—	(883)
Inventory	22	—	22
Prepaid expenses, other current and long-term assets	147	—	147
Lease liabilities	(199)	—	(199)
Accounts payable	(2,409)	—	(2,409)
Accrued expenses and other current liabilities	(1,468)	—	(1,468)
Net cash used in operating activities	$(9,469)	$—	$(9,469)
Investing Activities:
Purchases of property and equipment	—	—	—
Net cash used in investing activities	$—	$—	$—
Financing Activities:
Proceeds from equity offerings, net of issuance costs	14,499	—	14,499
Proceeds from option and warrant exercises	—	—	—
Proceeds from equity line financing	—	—	—
Net cash provided by financing activities	$14,499	$—	$14,499
Net increase (decrease) in cash and cash equivalents and restricted cash	5,030	—	5,030
Cash and cash equivalents and restricted cash at beginning of period	15,718	—	15,718
Cash and cash equivalents and restricted cash at end of period	$20,748	$—	$20,748
Supplemental cash flow information on non-cash investing and financing activities
Deferred financing costs in accounts payable and accrued expenses	921	—	921
Change in fair value of RTW Convertible Notes through OCI	(1,420)	2,840	1,420
Change in fair value of Revenue Interest Financing through OCI	(3,020)	6,040	3,020

The effects of the restatements on the condensed consolidated financial statements as of and for the three months ended March 31, 2024 are as follows:

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

The impacts of the restatements have been reflected throughout these condensed consolidated financial statements, including Notes 9, 10, 11, 12, 14, and 18.

3. Summary of Significant Accounting Policies

There have been no significant changes to the significant accounting policies disclosed in Note 3 of the “Notes to Consolidated Financial Statements” to the consolidated audited financial statements as of and for the year ended December 31, 2024 included in our Annual Report on Form 10-K.

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

Public Warrants and Warrant Amendment

In connection with the closing of the Business Combination, the Company assumed 13,206,922 outstanding public warrants (the "Public Warrants") to purchase an aggregate 750,394 shares of Allurion Common Stock at $202.50 per share following the Warrant Amendment (defined below). The total value of the liability associated with the Public Warrants was $13.8 million measured at fair value based on the public warrant quoted price. The Company concluded the warrants met the definition of a liability based on the settlement provision that allows the warrant holders to net-share settle their warrants in the event of a failed registration statement within 60 days of the Business Combination or any time a registration is not effective. As such, they have been classified as a liability on the balance sheet. See Note 13, Capital Stock and Stockholders' Deficit and Note 11, Fair Value Measurements for further information on the Public Warrants and Warrant Amendment.

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

9. Debt

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

In December 2021, the 2021 Term Loan Agreement was amended (the “2021 Term Loan Amendment”) to extend the maturity date of the 2021 Term Loan to December 30, 2025 and provide for an additional $20.0 million of borrowings. In December 2021, the Company issued warrants exercisable for 132,979 shares of Legacy Allurion Series C preferred stock as consideration for the 2021 Term Loan Amendment and the draw down related to the 2021 Term Loan Agreement. The fair value of these warrants was determined to be $0.3 million upon issuance and are classified as a warrant liability on the condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024 (see Note 11, Fair Value Measurements). Upon the closing of the Business Combination and after giving effect to the Reverse Stock Split, these warrants were converted into warrants exercisable for 5,203 shares of Allurion Common Stock.

In June 2022, the 2021 Term Loan Agreement was amended to revise definitional terms for certain milestone events, the final payment amount, and certain financial covenants. In September 2022, the 2021 Term Loan Agreement was further amended to, among other things, increase additional borrowing up to $15.0 million.

During June through December of 2022, the Company drew an additional $30.0 million of the 2021 Term Loan and issued warrants exercisable for 88,440 shares of Series D-1 preferred stock. The fair value of these warrants was determined to be $0.8 million upon issuance and are classified as a warrant liability on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 (see Note 11, Fair Value Measurements). Upon the closing of the Business Combination and after giving effect to the Reverse Stock Split, the warrants exercisable for 88,440 shares of Series D-1 preferred stock were converted into warrants exercisable for 3,620 shares of Allurion Common Stock.

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

Pursuant to the Amended Note Purchase Agreement, the Company issued and sold $48.0 million of convertible senior secured notes (the "RTW Convertible Notes"). The RTW Convertible Notes bear interest at an annual rate of 6%, which interest is paid quarterly in cash or, at the Company's option, in kind for the first three years. The RTW Convertible Notes will mature on April 16, 2031 unless previously converted pursuant to the terms of the Amended Note Purchase Agreement. The RTW Convertible Notes are convertible into shares of Allurion Common Stock, at a Purchaser’s election at any time after the earliest of (i) the date on which Stockholder Approval (as defined below) is obtained, (ii) December 31, 2025, (iii) the date of a Fundamental Change Company Notice (as defined in the Amended Note Purchase Agreement), and (iv) the Make-Whole Fundamental Change Effective Date (as defined in the Amended Note Purchase Agreement), subject to certain terms and limitations in the Amended Note Purchase Agreement, based on a conversion rate of 24.6920 shares of Common Stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $40.50 per share, which represents a 35% premium to the lowest price per share in an equity financing for capital raising purposes ending on the date on which the Company has raised aggregate gross offering proceeds of at least $15.0 million (the “Next Equity Financing”). On July 1, 2024, the Company consummated the Public Offering, as described elsewhere in this Quarterly Report on Form 10-Q/A, which constituted a Next Equity Financing. The Amended Note Purchase Agreement provides that unless and until requisite approval of the Company’s stockholders is obtained (“Stockholder Approval”), the Company will not deliver Allurion Common Stock upon conversion of the RTW Convertible Notes in excess of 1% of the number of shares of Allurion Common Stock outstanding as of April 14, 2024. Stockholder Approval was obtained at the Company's Annual Meeting of Stockholders held on December 16, 2024.

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

For the three months ended March 31, 2025, the Company recorded a gain of $3.3 million (as restated) and a gain of $1.4 million (as restated) through the condensed consolidated statements of operations and other comprehensive income (loss), respectively.

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

The Revenue Interest Financing is accounted for under the FVO election of ASC 825 as the Revenue Interest Financing contains embedded derivatives, including the requirements to settle the Revenue Interest Financing prior to maturity upon the occurrence of certain contingent events and our ability to prepay the Revenue Interest Financing, which would require bifurcation and separate accounting. The Revenue Interest Financing was initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in fair value are recorded as a component of Other income (expense) in the condensed consolidated statements of operations. A portion of the estimated change in fair value must be reported in other comprehensive loss to the extent that it is attributable to instrument-specific credit risk. In connection with the issuance of the Investment Amount, we paid $1.2 million in issuance costs in August 2023, which were directly expensed through general and administrative expense due to the FVO election. As of March 31, 2025, the Company has made $4.2 million in royalty payments to RTW. Refer to Note 11, Fair Value Measurements, for additional information regarding the changes in fair value of the Revenue Interest Financing.

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

For the three months ended March 31, 2025, the Company recorded a $3.8 million loss (as restated) and a $3.0 million gain (as restated) on the Revenue Interest Financing through the condensed consolidated statements of operations and other comprehensive income (loss), respectively. The changes in fair value were recorded in the Changes in fair value of Revenue Interest Financing and PIPE Conversion Option in the condensed consolidated statement of operations.

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

Share Obligation

The Share Obligation is accounted for as a liability under ASC 480, with the liability initially measured at its issue-date estimate fair value and subsequently measured at its estimated fair value on a recurring basis at each reporting period date. The estimated fair value of the Share Obligation was determined using a MCSM with the following assumptions at the valuation date:

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

The changes in the fair values of the Success Fee derivative liability, Revenue Interest Financing, PIPE Conversion Option, Earn-out liability, Term Loan Derivative liability, RTW Convertible Notes, and Share Obligation categorized with Level 3 inputs for the three months ended March 31, 2025 and 2024 were as follows:

	Success Fee Derivative Liability	Revenue Interest Financing	PIPE Conversion Derivative	Earn-Out Liability	Term Loan Derivative Liability	RTW Convertible Notes	Share Obligation	Total
Balance – January 1, 2024 (Restated) (1)	$14	$36,200	$6,410	$23,990	$1,895	$—	$—	$68,509
Change in fair value (Restated) (1)	—	1,000	1,100	(14,190)	62	—	—	(12,028)
Change in fair value - OCI (Restated) (1)	—	(2,200)	—	—	—	—	—	(2,200)
Balance – March 31, 2024	$14	$35,000	$7,510	$9,800	$1,957	$—	$—	$54,281

Balance - January 1, 2025	$14	$49,200	$—	$1,090	$—	$35,710	$—	$86,014
Fair value upon issuance	—	—	—	—	—	—	1,297	1,297
Change in fair value (Restated) (1)	—	3,820	—	(910)	—	(3,330)	(597)	(1,017)
Change in fair value - OCI (Restated) (1)	—	(3,020)	—	—	—	(1,420)	—	(4,440)
Balance – March 31, 2025	$14	$50,000	$—	$180	$—	$30,960	$700	$81,854

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

12. Income Taxes

The Company recorded income tax expense of $0.1 million for each of the three months ended March 31, 2025 and 2024, representing an effective tax rate of 7% (as restated) and (4%) (as restated) in each period, respectively. The tax expense recorded relates to the earnings of the Company’s profitable foreign subsidiaries.

As of March 31, 2025 and 2024, the Company maintained a full valuation allowance against its net deferred tax assets as the Company has incurred significant operating losses since inception and has concluded that its net deferred tax asset is not more-likely-than-not realizable.

As of March 31, 2025 and 2024, the Company has not recorded tax reserves for any uncertain tax provisions.

13. Capital Stock and Stockholders' Deficit

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

14. Net Income (Loss) per Share

Basic and diluted net income (loss) per share was calculated as follows:

	Three Months Ended March 31,
	2025	2024
	(Restated)	(Restated)
Numerator:
Net (loss) income attributable to common shareholders - Basic	$(1,501)	$1,996
Adjustment for change in fair value of liability classified warrants	—	(108)
Net income attributable to common stockholders - Diluted	$(1,501)	$1,888
Denominator:
Basic weighted-average common stock outstanding	4,778,542	1,911,181
Effect of potentially dilutive securities
Stock options	—	44,971
Restricted stock units	—	6,883
Warrants	—	4,850
Diluted weighted-average common stock outstanding	4,778,542	1,967,885

Basic net (loss) income per common share	$(0.31)	$1.04
Diluted net (loss) income per common share	$(0.31)	$0.96

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

	As of March 31,
	2025	2024
	(Restated)
Outstanding options to purchase Common Stock	252,171	112,446
Restricted Stock Units	100,995	19,358
Warrants to purchase preferred stock (as converted to warrants to purchase Common Stock)	—	8,822
Warrants to purchase Common Stock	4,342,937	—
Shares of Common Stock issued upon the exercise of Public Warrants	750,383	750,388
Earn-Out Shares	360,000	360,000
Convertible notes (as converted to common stock)	2,532,336	—
Total	8,338,822	1,251,014

15. Stock Based Compensation

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

Restricted Stock Units

In December 2022, the Company issued RSUs to a member of the Board of Directors with vesting subject to both a performance-based closing condition dependent on the successful Business Combination with Compute Health and time-based vesting conditions. See Note 4, Business Combination for information about the closing of the Business Combination with Compute Health. Upon the satisfaction of the closing condition, 62.5% of the RSUs awarded vested. Thereafter, the remaining 37.5% of the RSUs vest monthly over a period of two years. All RSUs are subject to forfeiture if the grantee’s continuous service relationship as a member of the Board of Directors terminates prior to vesting. In October 2023 and March 2024, the Company issued RSUs to the members of the Board that vest in equal installments over three years. In November 2024, additional RSUs were issued with annual vesting over two years. All RSUs are subject to forfeiture if the grantee's continuous service relationship as a member of the Board of Directors or employee of the Company terminates prior to vesting.

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

Disclosures about significant segment expenses and long-lived assets by geography are presented below. Refer to Note 5, Revenue for information on revenue by geography. Significant segment expenses are set forth in the following table (in thousands):

Significant segment expenses are set forth in the following table (in thousands):

	Three Months Ended March 31,
	2025	2024
	(Restated)	(Restated)
Revenue	$5,580	$9,386
Less:
Cost of revenue	1,419	2,520
Sales and marketing	3,621	6,145
Clinical trials and medical affairs	1,264	3,271
Product development	429	1,045
Digital	402	747
Quality and regulatory	529	662
General and administrative	5,198	6,386
Other segment items (1)	(5,781)	(13,386)
Net (loss) income	$(1,501)	$1,996

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

20. Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis includes information that our management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion and analysis should be read together with the unaudited consolidated financial statements as of and for the three months ended March 31, 2025 and March 31, 2024 included in this Quarterly Report on Form 10-Q/A, and the audited consolidated financial statements as of and for the years ended December 31, 2024 and December 31, 2023 that are included in our Annual Report on Form 10-K filed with the SEC on March 27, 2025, as amended by Amendment No. 1 to the Annual Report on Form 10-K filed with the SEC on August 19, 2025 (together, the "Annual Report on Form 10-K"). This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the sections titled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q/A. For purposes of this section, all references in this discussion and analysis to “Allurion,” the “Company”, “we,” “us,” or “our” refers to the business and operations of Allurion Technologies, Inc. and its consolidated subsidiaries following the consummation of the Business Combination and to Legacy Allurion and its consolidated subsidiaries prior to the consummation of the Business Combination. “Legacy Allurion” refers to Allurion Technologies, LLC, which was previously known as Allurion Technologies Opco, Inc. (formerly Allurion Technologies, Inc.) prior to the consummation of the Business Combination.

Restatement of Previously Issued Financial Statements

As discussed in the Explanatory Note to this Form 10-Q/A, the Company is restating its previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2025 and March 31, 2024. As a result, the previously reported financial information as of and for the three months ended March 31, 2025 and March 31, 2024 in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to reflect the restatement. See Note 2 “Restatement of Previously Issued Financial Statements” to the unaudited consolidated financial statements included in this Form 10-Q/A for further detail regarding the restatement, including descriptions of the adjustments and the impacts on our unaudited consolidated financial statements.

Other than the effect of the restatement noted above, this section has not been otherwise modified and does not reflect any information or events occurring after May 15, 2025, the filing date of the Original Form 10-Q, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.

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

Other Income, net

Other income, net consists of interest earned on our invested cash balances, which primarily consist of deposit accounts and money market funds, foreign currency transaction gains and losses, and expense associated with our Success Fee derivative liability and Share Obligation liability (as defined in Note 9, Debt in the accompanying notes to the condensed consolidated financial statements). See Note 11, Fair Value Measurements for further information.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024 (unaudited)

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
	(Restated)	(Restated)	(Restated)
Revenue	$5,580	$9,386	$(3,806)
Cost of revenue	1,419	2,520	(1,101)
Gross profit	4,161	6,866	(2,705)
Operating expenses:
Sales and marketing	3,621	6,145	(2,524)
Research and development	2,624	5,725	(3,101)
General and administrative	5,198	6,386	(1,188)
Total operating expenses:	11,443	18,256	(6,813)
Loss from operations	(7,282)	(11,390)	4,108
Other income (expense):
Interest expense	—	(1,931)	1,931
Changes in fair value of warrants	5,669	3,131	2,538
Changes in fair value of debt	3,330	—	3,330
Changes in fair value of Revenue Interest Financing and PIPE conversion option	(3,820)	(2,100)	(1,720)
Changes in fair value of earn-out liabilities	910	14,190	(13,280)
Other income (expense), net	(213)	172	(385)
Total other income (expense):	5,876	13,462	(7,586)
(Loss) income before income taxes:	(1,406)	2,072	(3,478)
Provision for income taxes:	(95)	(76)	(19)
Net (loss) income	$(1,501)	$1,996	$(3,497)

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

Change in Fair Value of Debt

The $3.3 million gain (as restated) attributable to the change in fair value of debt for the three months ended March 31, 2025, compared to the same period in 2024, was due to mark to market fluctuations in our convertible debt during the period.

Change in Fair Value of Revenue Interest Financing and PIPE Conversion Option

The $3.8 million loss (as restated) attributable to the change in fair value of the Revenue Interest Financing and PIPE Conversion Option for the three months ended March 31, 2025, compared to the same period in 2024, was due to mark to market fluctuations in our Revenue Interest Financing during the period.

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

Liquidity and Capital Resources

Since our inception, we have primarily obtained cash to fund our operations through the sale of Common Stock and preferred stock, issuance of term loans, and issuance of convertible debt instruments. As of March 31, 2025, we had $20.4 million in cash and cash equivalents. We incurred operating losses of $7.3 million and $11.4 million for the three months ended March 31, 2025 and 2024, respectively. We incurred cash outflows from operating activities of $9.5 million and $8.6 million during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $223.7 million (as restated). We expect to continue to generate operating losses for the foreseeable future.

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

Until such time as we can generate sufficient revenue to fund operations, we expect to use proceeds from the issuance of equity, debt financings, or other capital transactions to fund our operations and satisfy our liquidity requirements, but the amount and timing of such financings are uncertain. We may be unable to increase our revenue, raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to increase our revenue, raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue our operations or the development and commercialization of one or more of our product candidates and other strategic initiatives. Based on our recurring losses from operations incurred since inception, the expectation of continuing operating losses for the foreseeable future, and the potential need to raise additional capital to finance our future operations and debt service payments, we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A are issued.

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

As of March 31, 2025, $48.0 million of the RTW Convertible Notes remains outstanding and is included in convertible notes payable, net of discounts on our condensed consolidated balance sheets. See Note 9, Debt, in the notes to our unaudited interim condensed consolidated financial statements for the three months ended March 31, 2025 and 2024 included within this Quarterly Report on Form 10-Q/A for additional details regarding the RTW Convertible Notes.

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

Revenue Interest Financing Agreement

On August 1, 2023, we received $40.0 million in proceeds from the Revenue Interest Financing Agreement with RTW, which matures in December 2030. We entered into the Revenue Interest Financing Agreement on February 9, 2023 and received the proceeds at the closing of the Business Combination. On April 14, 2024, the Revenue Interest Financing Agreement was amended to, among other things, increase the rate of revenue interest payments to be paid to RTW. The Revenue Interest Financing Agreement is included in Revenue Interest Financing liability on our condensed consolidated balance sheet as of March 31, 2025. See Note 10, Revenue Interest Financing, Side Letter, and PIPE Conversion Option in the notes to our unaudited interim condensed consolidated financial statements for the three months ended March 31, 2024 and March 31, 2023 included within this Quarterly Report on Form 10-Q/A for additional details regarding the Revenue Interest Financing Agreement.

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

Material Cash Requirements for Known Contractual and Other Obligations

Leases

We have entered into various non-cancellable operating leases for our corporate office, manufacturing facilities, research and development labs, management office space and certain equipment. The leases have varying terms expiring between 2025 and 2028. See Note 17, Commitments and Contingencies for additional details related to our noncancelable operating leases.

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

Net Cash Used in Operating Activities (Restated)

Three Months Ended March 31, 2025

During the three months ended March 31, 2025, operating activities used $9.5 million of cash resulting from cash used from changes in our operating assets and liabilities of $4.8 million, non-cash income of $3.2 million (as restated), and a net loss of $1.5 million (as restated).

Non-cash income consisted of $5.7 million of income related mark to market adjustments related to our warrant liabilities, $3.3 million (as restated) of income related to the change in fair value of our convertible debt, $0.9 of income related to the change in fair value of our earn-out liabilities, and $0.3 million on unrealized gains. This non-cash income was partially offset by $3.8 million (as restated) of expense related to the change in fair value of our Revenue Interest Financing, $1.1 million of issuance costs associated with warrants recorded at fair value, $0.9 million of stock-based compensation expense, a $0.7 million loss on changes in fair value of the Share Obligation, $0.2 million of non-cash lease expense, and $0.2 million of depreciation and amortization expense.

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

Three Months Ended March 31, 2024

During the three months ended March 31, 2024, net income of $2.0 million (as restated) and net cash provided by changes in our operating assets and liabilities of $2.6 million was more than offset by non-cash income of $13.2 million (as restated), resulting in cash used from operating activities of $8.6 million.

Non-cash income consisted of $14.2 million of income related to the change in fair value of our earn-out liabilities and $3.1 million of mark to market adjustments related to our warrant liabilities. This non-cash income was partially offset by $2.1 million (as restated) of expense related to the change in fair value of the Revenue Interest Financing and PIPE Conversion Option, $0.6 million of stock-based compensation expenses, $0.4 million of depreciation and amortization expense, $0.3 million of non-cash interest expense primarily related to the accretion of debt discount associated with our Fortress Term Loan, $0.3 million of unrealized loss on foreign exchange, a $0.2 million provision for inventory, and $0.2 million of non-cash lease expense.

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

There have been no material changes in our critical accounting policies and significant judgments and estimates as compared to those disclosed in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. See Note 3, Summary of Significant of Accounting Policies in the accompanying notes to the condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q/A for additional details of our accounting policies.

Recent Accounting Pronouncements

See Note 3, Summary of Significant of Accounting Policies in the accompanying notes to the condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q/A for a description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

In connection with the filing of our Original Form 10-Q on May 15, 2025, our Chief Executive Officer, who is our principal executive officer and principal financial officer, reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2025. Based on that review and evaluation, the Chief Executive Officer previously concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2025 as a result of the material weaknesses in our internal control over financial reporting discussed below. Subsequent to the original evaluation, and as described in the Explanatory Note to the Form 10-Q/A, the Company identified an Error which led to the restatement of certain of the Company’s historical consolidated financial statements. The Company's management determined that the Error and the related restatements were the result of the existing material weaknesses in the Company’s internal control over financial reporting. The Company determined that the Error originated from the lack of sufficient levels of staff with public company and technical accounting experience to maintain proper control activities and perform risk assessment and monitoring activities.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter covered by this Quarterly Report on Form 10-Q/A.

Item 6. Exhibits.

The following list of exhibits includes exhibits submitted with this Quarterly Report on Form 10-Q/A as filed with the SEC and those incorporated by reference to other filings.

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

Allurion Technologies, Inc.

Date: August 19, 2025	By:	/s/ Shantanu Gaur
Shantanu Gaur
Chief Executive Officer and President