Form 10-Q
period 2025-06-30
ALLURION TECHNOLOGIES, INC.
filed 2025-08-19
CIK 1964979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, the registrant had 7,762,681 shares of common stock, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q ("Form 10-Q”) includes a restatement of certain of Allurion Technologies, Inc.'s (the “Company”) previously issued unaudited financial statements for the quarter ended June 30, 2024, which was initially included in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the Securities and Exchange Commission (the "SEC") on August 14, 2024, as further described below.

The Company previously filed Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 with the SEC on August 19, 2025 (the “Form 10-K/A”) to restate its previously issued audited consolidated financial statements as of and for the fiscal year ended December 31, 2024. The Company also filed Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 with the SEC on August 19, 2025 (the “Form 10-Q/A”), to restate its previously issued unaudited consolidated financial statements as of and for the fiscal quarter ended March 31, 2025. Further, the Company is filing amendments to (i) its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as amended (together with the Form 10-K/A, the “Annual Reports”), to restate its previously issued audited consolidated financial statements as of and for the fiscal year ended December 31, 2023 and (ii) its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2024, June 30, 2024, and September 30, 2024 (together with the 10-Q/A, the “Quarterly Reports”) to restate its previously issued unaudited condensed consolidated financial statements for the fiscal quarters ended March 31, 2024, June 30, 2024, and September 30, 2024.

The Company does not intend to amend any other reports previously filed with the SEC. Accordingly, investors and other readers should rely only on the financial information and related disclosures regarding the periods described above (the “Affected Periods”) in this Form 10-Q, such amendments to the Annual Reports and Quarterly Reports described in the preceding paragraph, and in any other future filings with the SEC (as applicable) and should not rely on the prior reports of its independent registered public accounting firm on the consolidated financial statements as of and for the years ended December 31, 2023 and 2024, as applicable, or any previously furnished or filed reports, press releases, investor presentations or similar communications relating to the Affected Periods.

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

Additionally, the Company corrected an item that was previously identified and concluded as an immaterial error to its condensed consolidated financial statements as of and for the quarter ended June 30, 2024. This item primarily relates to Other liabilities and Other income (expense) misclassifications.

As a result, the Company is restating the accompanying condensed consolidated financial statements as of and for the quarter ended June 30, 2024.

Internal Control Considerations

Following the identification of the Error and in connection with the restatement, the Company's management has re-evaluated the effectiveness of the Company's disclosure controls and procedures and internal control over financial reporting as of June 30, 2025. The Company's management determined that the Error and the related restatements were the result of the existing material weaknesses in the Company’s internal control over financial reporting. As a result, the Company's management has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2025. See Part I - Item 4. Controls and Procedures, in this Form 10-Q for additional information related to these material weaknesses in internal control over financial reporting and the related remedial measures.

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
•
the timing, costs, and effects of our reduction in force and the strategic restructuring plan;
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
•
obtain regulatory approval or clearance in the United States and certain other jurisdictions for current and future products and maintain previously obtained approvals and/or clearances in those jurisdictions where products and services are currently offered;

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
•
the restatement of our prior financial statements and our ability to implement and maintain effective internal controls over financial reporting, including our ability to remediate the existing material weaknesses in our internal controls; and
•
manage the effects of natural disasters, acts of war or terrorism, the spread and/or abatement of infectious diseases, general economic and political conditions such as recessions, interest rates, fuel prices, trade wars, and currency fluctuations, and other events beyond our reasonable control, including with respect to potential operational disruptions, labor disruptions, increased costs, and impacts to demand related to such events, on our ability to implement business plans, forecasts, and other expectations.

We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and in the section entitled “Risk Factors” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the "SEC") on March 27, 2025, as amended by Amendment No. 1 to the Annual Report on Form 10-K filed with the SEC on August 19, 2025 (together, the “Annual Report on 10-K”). These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors that could adversely impact our business and financial performance. Moreover, Allurion operates in very competitive and rapidly changing environments. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2025	December 31, 2024
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$12,722	$15,379
Accounts receivable, net of allowance of doubtful accounts of $6,708 and $6,701, respectively	5,848	7,134
Inventory, net	3,772	3,400
Prepaid expenses and other current assets	1,144	1,243
Total current assets	23,486	27,156
Property and equipment, net	1,969	2,469
Right-of-use asset	1,717	2,079
Other long-term assets	997	1,109
Total assets	$28,169	$32,813
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,827	$6,572
Current portion of lease liabilities	597	869
Accrued expenses and other current liabilities	7,192	11,422
Total current liabilities	11,616	18,863
Warrant liabilities	7,200	4,567
Revenue Interest Financing liability	42,400	49,200
Earn-out liabilities	75	1,090
Convertible notes payable	28,770	35,710
Lease liabilities, net of current portion	1,158	1,344
Other liabilities	926	17
Total liabilities	92,145	110,791
Commitments and Contingencies (Note 17)
Stockholders’ deficit:
Preferred stock, $0.0001 par value — 100,000,000 shares authorized as of June 30, 2025; and no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value — 1,000,000,000 shares authorized as of June 30, 2025; and 7,750,293 and 2,710,607 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	5	3
Additional paid-in capital	162,792	152,596
Accumulated other comprehensive (loss) income	6,270	(8,370)
Accumulated deficit	(233,043)	(222,207)
Total stockholders’ deficit	(63,976)	(77,978)
Total liabilities and stockholders’ deficit	$28,169	$32,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
		(Restated)		(Restated)
Revenue	$3,379	$11,766	$8,959	$21,152
Cost of revenue	882	2,773	2,301	5,293
Gross profit	2,497	8,993	6,658	15,859
Operating expenses:
Sales and marketing	2,412	6,718	6,033	12,863
Research and development	1,800	4,310	4,424	10,035
General and administrative	5,237	7,311	10,435	13,697
Total operating expenses:	9,449	18,339	20,892	36,595
Loss from operations	(6,952)	(9,346)	(14,234)	(20,736)
Other income (expense):
Interest expense	—	(339)	—	(2,270)
Changes in fair value of warrants	2,064	1,376	7,733	4,507
Changes in fair value of debt	(4,530)	8,070	(1,200)	8,070
Changes in fair value of Revenue Interest Financing and PIPE Conversion Option	60	(5,994)	(3,760)	(8,094)
Changes in fair value of earn-out liabilities	105	5,690	1,015	19,880
Loss on extinguishment of debt	(660)	(8,713)	(660)	(8,713)
Other income (expense), net	621	999	408	1,171
Total other income (expense):	(2,340)	1,089	3,536	14,551
Loss before income taxes	(9,292)	(8,257)	(10,698)	(6,185)
Provision for income taxes	(43)	(65)	(138)	(141)
Net loss	$(9,335)	$(8,322)	$(10,836)	$(6,326)
Net loss per share
Basic and diluted	$(1.28)	$(4.34)	$(1.79)	$(3.30)
Weighted-average shares outstanding
Basic and diluted	7,300,479	1,917,872	6,046,477	1,914,527

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
		(Restated)		(Restated)
Net loss	$(9,335)	$(8,322)	$(10,836)	$(6,326)
Other comprehensive income:
Change in fair value of Revenue Interest Financing due to change in credit risk	5,990	3,000	9,010	5,200
Change in fair value of RTW Convertible Notes due to change in credit risk	4,210	80	5,630	80
Comprehensive income (loss)	$865	$(5,242)	$3,804	$(1,046)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(dollars in thousands)

	Common Stock		Additional Paid-	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	in Capital	Comprehensive Loss	Deficit	Deficit
Balance as of January 1, 2024 (Restated)	1,907,529	$2	$143,010	$700	$(215,009)	$(71,297)
Exercise of stock options	186	—	9	—	—	9
Issuance of common stock for the exercise of Public Warrants	6	—	—	—	—	—
Issuance of common stock from equity line financing (Note 13)	5,730	—	378	—	—	378
Issuance of common stock in connection with vesting of RSU awards	2,505	—	—	—	—	—
Stock-based compensation expense	—	—	552	—	—	552
Other comprehensive loss (Restated)	—	—	—	2,200		2,200
Net income (Restated)	—	—	—	—	1,996	1,996
Balance as of March 31, 2024 (Restated)	1,915,956	2	143,949	2,900	(213,013)	(66,162)
Exercise of stock options	460	—	16	—	—	16
Issuance of common stock in connection with vesting of RSU awards	2,505	—	—	—	—	—
Issuance of common stock for the exercise of Public Warrants	6		1	—	—	1
Stock-based compensation expense	—	—	805	—	—	805
Other comprehensive loss (Restated)	—	—	—	3,080	—	3,080
Net loss (Restated)		—	—	—	(8,322)	(8,322)
Balance as of June 30, 2024 (Restated)	1,918,927	$2	$144,771	$5,980	$(221,335)	$(70,582)

Balance as of January 1, 2025 (Restated)	2,710,607	$3	$152,596	$(8,370)	$(222,207)	$(77,978)
Exercise of stock options	—	—	—	—	—	—
Issuance of common stock in connection with vesting of RSU awards	3,505	—	—	—	—	—
Issuance of common stock in connection with RTW Private Placement, net of issuance costs	841,751	—	2,500	—	—	2,500
Issuance of common stock in connection with January Public Offering, net of issuance costs	1,240,000	1	1,262	—	—	1,263
Issuance of common stock in connection with February Public Offering and Leavitt Private Placement, net of issuance costs	1,167,686	1	588	—	—	589
Stock-based compensation expense	—	—	897	—	—	897
Other comprehensive loss (Restated)	—	—	—	4,440	—	4,440
Net loss (Restated)	—	—	—	—	(1,501)	(1,501)
Balance as of March 31, 2025 (Restated)	5,963,549	5	157,843	(3,930)	(223,708)	(69,790)
Exercise of stock options		—		—	—	—
Issuance of common stock in connection with vesting of RSU awards	2,505	—	—	—	—	—
Issuance of common stock from equity line financing (Note 13)	291,700	—	763	—	—	763
Issuance of common stock from conversion of RTW Convertible Notes	1,492,539	—	3,170	—	—	3,170
Stock-based compensation expense	—	—	1,016	—	—	1,016
Other comprehensive loss	—	—	—	10,200	—	10,200
Net loss	—	—	—	—	(9,335)	(9,335)
Balance as of June 30, 2025	7,750,293	$5	$162,792	$6,270	$(233,043)	$(63,976)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Six Months Ended June 30,
	2025	2024
		(Restated)
Operating Activities:
Net loss	$(10,836)	$(6,326)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash lease expense	439	362
Depreciation and amortization	550	564
Stock-based compensation	1,913	1,357
Provision for uncollectible accounts	843	—
Provision for inventory	444	369
Change in fair value of warrant liabilities	(7,733)	(4,507)
Change in fair value of derivative liabilities	—	(1,895)
Change in fair value of Revenue Interest Financing and PIPE Conversion Option	3,760	8,094
Change in fair value of earn-out liabilities	(1,015)	(19,880)
Interest paid on debt recorded at fair value	(1,550)	(1,054)
Change in fair value of debt	1,200	(8,070)
Change in fair value of Share Obligation	910	—
Debt issuance costs associated with debt recorded at fair value	—	1,357
Non-cash interest expense	—	1,464
Issuance costs associated with warrants recorded at fair value	1,137	—
Loss on debt extinguishment	660	8,713
Other non-cash items, net	(851)	373
Changes in operating assets and liabilities:
Accounts receivable	1,366	4,412
Inventory	(817)	1,014
Prepaid expenses, other current and long-term assets	157	718
Lease liabilities	(536)	(411)
Accounts payable	(2,893)	(2,504)
Accrued expenses and other current liabilities	(4,230)	(1,713)
Net cash used in operating activities	$(17,082)	$(17,563)
Investing Activities:
Purchases of property and equipment	—	(539)
Net cash used in investing activities	$—	$(539)
Financing Activities:
Proceeds from issuance of convertible notes	—	48,000
Proceeds from option and warrant exercises	—	26
Proceeds from equity line financing	763	378
Proceeds from Public Offering, net of issuance costs	13,665	—
Payment of debt issuance costs	—	(1,357)
Repayment of Fortress term loan	—	(47,720)
Net cash provided by (used in) financing activities	$14,428	$(673)
Net decrease in cash and cash equivalents and restricted cash	(2,654)	(18,775)
Cash and cash equivalents and restricted cash at beginning of period	15,718	38,421
Cash and cash equivalents and restricted cash at end of period	$13,064	$19,646
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$2,672
Supplemental cash flow information on non-cash investing and financing activities
Purchase of property and equipment included in accounts payable	$—	$31
Transaction costs in accounts payable and accrued expenses	87	—
Deferred financing costs in accounts payable and accrued expenses	—	1,207
Change in fair value of RTW Convertible Notes through OCI	5,630	80
Change in fair value of Revenue Interest Financing through OCI	9,010	5,200
Common stock issued for conversion of convertible notes	3,170	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

A reconciliation of the amounts of cash and cash equivalents and restricted cash in the consolidated balance sheets to the amount in the consolidated statements of cash flows is as follows (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$12,722	$15,379
Restricted cash included in other long-term assets	342	339
Cash and cash equivalents and restricted cash shown in the statement of cash flows	$13,064	$15,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

The Company also offers tiered access to artificial intelligence (“AI”)-powered remote patient monitoring tools, a mobile app for patients and a clinic dashboard for providers, referred to as the Allurion Virtual Care Suite (“VCS”) and, collectively with the Allurion Balloon, referred to as the “Allurion Program.” The base tier of the VCS is free of charge to those purchasing the Allurion Balloon, as well as customers looking for a weight-loss management platform for patients utilizing other weight loss treatments, including anti-obesity medications and bariatric surgery. More full-scale versions of the VCS are available to health care providers on an upgrade basis. Allurion currently markets the Allurion Program in over 50 countries, and the Company operates subsidiaries in the United States, France, the United Arab Emirates, the United Kingdom, Italy, Spain, Australia and Mexico.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Any reference in these notes to the applicable accounting guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification ("ASC"), and Accounting Standards Update ("ASU"), of the Financial Accounting Standards Board ("FASB"). They should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2024 included in the Company's Annual Report on Form 10-K filed with the SEC on March 27, 2025, as amended by Amendment No. 1 to the Annual Report on Form 10-K filed with the SEC on August 19, 2025 (together the "Annual Report on Form 10-K"). The financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 presented in this report are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency for all of our foreign subsidiaries is the United States dollar except Allurion Australia Pty Ltd., which uses the Australian dollar. When remeasuring from a local currency to the functional currency, assets and liabilities are remeasured into U.S. dollars at exchange rates in effect at the balance sheet dates and results of operations transacted in local currency are remeasured into U.S. dollars using average exchange rates for the period presented. Gain (losses) from remeasurement of $1.0 million and ($0.4) million for the six months ended June 30, 2025 and 2024, respectively, and gain (losses) from remeasurement of $0.7 million and ($0.1) million for the three months ended June 30, 2025 and 2024, respectively, are recorded in the statements of operations within Other income (expense), net. The Company translates the foreign functional currency financial statements to U.S. dollars for Allurion Australia Pty Ltd. using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions. The effects of foreign currency translation adjustments were immaterial for the three and six months ended June 30, 2025 and 2024.

Reverse Stock Split

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

The Company has incurred recurring losses since inception, anticipates net losses and negative operating cash flows for the near future, and may be unable to remain in compliance with certain financial covenants required under its credit facilities. Through June 30, 2025, the Company has funded its operations primarily with proceeds from the sale of its Common Stock and convertible preferred stock, issuance of convertible notes, issuance of term loans, and funds received upon consummation of the Business Combination. The Company has incurred recurring losses and cash outflows from operating activities since its inception, including losses from operations of $14.2 million and $20.7 million and cash outflows from operating activities of $17.1 million and $17.6 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had an accumulated deficit of $233.0 million. The Company expects to continue to generate operating losses for the foreseeable future.

Until such time as we can generate sufficient revenue to fund operations, we expect to use proceeds from the issuance of equity, debt financings, or other capital transactions to fund our operations and satisfy our liquidity requirements, but the amount and timing of such financings are uncertain. Based on the Company's recurring losses from operations incurred since inception, its expectation of continuing operating losses for the foreseeable future, the need to raise additional capital to finance its future operations, and the potential of being unable to remain in compliance with certain financial covenants under its credit facilities, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

2. Restatement of Previously Issued Financial Statements

While preparing its unaudited condensed consolidated financial statements for the quarter ended June 30, 2025, the Company identified an error (the "Error") in the Company’s historical consolidated financial statements as of and for the years ended December 31, 2023 and December 31, 2024, and the quarter and year-to-date periods ended March 31, 2024, June 30, 2024, September 30, 2024, and March 31, 2025, that caused both overstatements and understatements of Other comprehensive income (loss) as reflected in the consolidated statements of comprehensive income (loss), Other income (expense) as reflected in the consolidated statements of operations, Net income (loss) as reflected in the consolidated statements of comprehensive loss and consolidated statements of operations, and Accumulated other comprehensive income (loss) and Accumulated deficit as reflected in the consolidated balance sheets and consolidated statements of stockholders' deficit. The Company determined that the Error originated from the existing material weakness related to the lack of sufficient levels of staff with public company and technical accounting experience to maintain proper control activities and perform risk assessment and monitoring activities. These adjustments were inadvertently booked in the wrong direction consistently since the fourth quarter of 2023. The Error had no impact to revenue, gross profit, operating expenses, operating loss, or cash and cash equivalents.

Additionally, the Company corrected an item that was previously identified and concluded as an immaterial error to its condensed consolidated financial statements as of and for the six months ended June 30, 2024. This item primarily relates to Other liabilities and Other Income (Expense) misclassifications.

As a result, the Company is restating the accompanying condensed consolidated financial statements as of and for the quarter ended June 30, 2024.

The effects of the restatements on the condensed consolidated financial statements for the three and six months ended June 30, 2024, are as follows:

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

Significant customers are those that represent more than 10% of the Company’s total revenue for the three and six months ended June 30, 2025 and 2024 or accounts receivable, net balance as of June 30, 2025 and December 31, 2024. The following table presents customers that represent 10% or more of the Company’s total revenue and accounts receivable, net:

	Revenue		Revenue		Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2025	2024	2025	2024	2025	2024
Customer A	N/A	N/A	N/A	N/A	13%	N/A
Customer B	N/A	N/A	N/A	N/A	11%	N/A
Customer C	N/A	N/A	N/A	N/A	N/A	14%

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

In connection with the Business Combination, the Company incurred approximately $22.7 million of transaction costs, consisting of legal and other professional fees, of which $15.2 million was recorded to additional paid-in capital as a reduction of proceeds, $2.5 million was recorded as debt issuance costs in connection with the Fortress Term Loan (as defined below), and $5.0 million was recorded as an expense in general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss. Of the $5.0 million recorded as general and administrative expenses, $3.6 million relates to a one-time insurance payment related to any potential matters that might arise from the period prior to the Business Combination, and as such is not capitalized as an asset. An additional $1.2 million relates to direct costs and fees incurred as part of the Revenue Interest Financing (as defined below) with RTW Investments, LP (together with its affiliates, "RTW").

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

Additionally, in connection with the Company entering in the Revenue Interest Financing Agreement, the Company, Compute Health, Legacy Allurion, Merger Sub II and RTW entered into a side letter (the "RTW Side Letter") on February 9, 2023 under which RTW was granted the right to elect to convert up to $7.5 million of its initial PIPE Investment into an additional revenue interest financing by forfeiting a number of shares of Allurion Common Stock acquired by its PIPE Investment. Refer to Note 10, Revenue Interest Financing, Side Letter, and PIPE Conversion Option below for further discussion on the Revenue Interest Financing.

On May 2, 2023, the parties amended and restated the RTW Side Letter (as amended, the "Amended and Restated RTW Side Letter"), in connection with the Backstop Agreement (defined below), pursuant to which, among other things, Allurion issued 10,000 shares of Allurion Common Stock to RTW immediately prior to the Intermediate Merger Effective Time.

On October 22, 2024, funds affiliated with RTW provided notice to the Company of their election under the Amended and Restated RTW Side Letter, to surrender 30,000 shares of Common Stock of the Company representing $7.5 million in consideration for the New RIFA (as defined below). Refer to Note 10, Revenue Interest Financing, Side Letter, and PIPE Conversion Option, below for further discussion on the RTW conversion.

Fortress Credit Agreement

In connection with the closing of the Business Combination, the Company entered into a term loan facility (the “Fortress Term Loan”) pursuant to a Credit Agreement and Guaranty, dated as of August 1, 2023 (the “Fortress Credit Agreement”), with Fortress Credit Corp. (“Fortress”), as administrative agent for the lenders party thereto from time to time. Under the terms of the Fortress Term Loan, the Company borrowed $60.0 million which was used to repay the outstanding principal, accrued and unpaid interest, and other obligations with respect to the 2021 Term Loan (as defined below). Additionally, per the terms of the Fortress Term Loan and Backstop Agreement (as defined below), Allurion issued an aggregate of 38,000 shares of Allurion Common Stock to an affiliate of Fortress pursuant to a subscription agreement between Allurion and such affiliate. Refer to Note 9, Debt for further discussion on the Fortress Term Loan.

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

RSU Forfeiture Agreement

On May 2, 2023, Krishna Gupta, a member of the Board, entered into a letter agreement with Legacy Allurion (the “RSU Forfeiture Agreement”), pursuant to which, among other things, upon the terms and subject to the conditions set forth therein, Mr. Gupta agreed to forfeit 3,170 restricted stock units of Allurion (the “Forfeited RSUs”). The Forfeited RSUs were terminated and cancelled without consideration therefor immediately following the closing of the Business Combination Agreement.

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

Public Warrants and Warrant Amendment

In connection with the closing of the Business Combination, the Company assumed 13,206,922 outstanding public warrants (the "Public Warrants") to purchase an aggregate 750,394 shares of Allurion Common Stock at $202.50 per share following the Warrant Amendment (defined below). The total value of the liability associated with the Public Warrants was $13.8 million measured at fair value based on the public warrant quoted price. The Company concluded the warrants met the definition of a liability based on the settlement provision that allows the warrant holders to net-share settle their warrants in the event of a failed registration statement within 60 days of the Business Combination or any time a registration is not effective. As such, they have been classified as a liability on the balance sheet. See Note 13, Capital Stock and Stockholders Deficit and Note 11, Fair Value Measurements for further information on the Public Warrants and Warrant Amendment.

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

5. Revenue

Revenue by geographic region is based on the country in which our customer is located and is summarized by geographic area as follows (in thousands):

	Three Months Ended June 30,
	2025	2024
Spain	$786	$1,450
Italy	436	887
France	274	1,866
All Other Countries	1,883	7,563
Total Revenues	$3,379	$11,766

For the three months ended June 30, 2025, $0.9 million of revenue was generated in five countries included within All Other Countries in the table above, representing approximately 26% of Total Revenues, with each country responsible for approximately 4% to 7% of the total. Remaining revenue was generated by sales in 30 other countries included within All Other Countries. For the three months ended June 30, 2024, $3.2 million of revenue was generated in five countries included within All Other Countries, representing approximately 27% of Total Revenues, with each country responsible for approximately 4% to 8% of the total. Remaining revenue was generated by sales in 43 other countries included within All Other Countries.

	Six Months Ended June 30,
	2025	2024
Spain	$1,534	$2,562
France	245	3,536
United Kingdom	137	2,173
All Other Countries	7,043	12,881
Total Revenues	$8,959	$21,152

For the six months ended June 30, 2025, $3.0 million of revenue was generated in five countries included within All Other Countries in the table above, representing approximately 33% of Total Revenues, with each country responsible for approximately 5% to 9% of the total. Remaining revenue was generated by sales in 36 other countries included within All Other Countries. For the six months ended June 30, 2024, $5.4 million of revenue was generated in five countries included within All Other Countries, representing approximately 26% of Total Revenues, with each country responsible for approximately 3% to 8% of the total.

Remaining revenue was generated by sales in 49 other countries included within All Other Countries. No revenue was generated in the United States from sales of the Allurion Balloon for the three and six months ended June 30, 2025 and 2024.

6. Inventory

Inventory consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Finished goods	$1,736	$1,789
Work in progress	1,543	763
Raw materials	493	848
Total Inventory	$3,772	$3,400

Inventory is stated net of $1.5 million and $1.6 million for the provision for excess and obsolete inventory as of June 30, 2025 and December 31, 2024, respectively.

7. Property and Equipment, net

Property and equipment consist of the following (in thousands):

	Estimated Useful Life (in Years)	June 30, 2025	December 31, 2024
Computers and purchased software	3	$551	$618
Leasehold improvements	Shorter of useful life or lease term	1,627	1,943
Furniture and fixtures	5	169	291
Machinery and equipment	3-5	3,880	3,960
Property and equipment—at cost		6,227	6,812
Less accumulated depreciation and amortization		(4,261)	(4,357)
Construction in progress		3	14
Property and equipment—net		$1,969	$2,469

Depreciation expense was $0.3 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and $0.6 million for each of the six months ended June 30, 2025 and 2024, recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$125	$112	$251	$314
Research and development	51	50	107	99
General and administrative	44	21	52	84
Sales and marketing	126	14	140	67
Total depreciation and amortization expense	$346	$197	$550	$564

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Marketing reimbursement	$308	$821
Accrued compensation	1,280	1,046
Accrued selling and marketing	158	91
Accrued professional fees	714	1,164
Accrued restructuring	791	3,165
Other accrued expenses	3,941	5,135
Total accrued expenses and other current liabilities	$7,192	$11,422

In November 2024, the Company's management approved and initiated plans to reduce its cost structure. The Company recorded ($0.3) million of restructuring credits and $3.9 million of restructuring charges, and paid $2.1 million and $0.8 million of restructuring charges during the six months ended June 30, 2025 and the year ended December 31, 2024, respectively. The restructuring plan initiated in November 2024 was substantially completed during the first half of 2025, with remaining payments to be made out in accordance with local regulations through April 2026. Substantially all of the charges represent the severance cost of terminated employees, and are included in cost of revenue and operating expenses in the statement of operations. The following table rolls forward the activity in the restructuring accrual for the November 2024 action through June 30, 2025.

Accrual at December 31, 2023	$—
Restructuring charges and related costs	3,953
Cash payments	(788)
Accrual at December 31, 2024	3,165
Restructuring charges and related costs	(266)
Cash payments	(2,108)
Accrual at June 30, 2025	$791

9. Debt

The components of the Company’s third-party debt consist of the following (in thousands):

	June 30, 2025	December 31, 2024
RTW Convertible Notes	$46,520	$50,069
Total principal amount of debt	46,520	50,069
Change in fair value	(17,750)	(14,359)
Long-term debt, net of current portion and discounts	$28,770	$35,710

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

The Company assessed the terms and features of the Fortress Credit Agreement in order to identify any potential embedded features that would require bifurcation or any beneficial conversion features. The terms and features assessed included, under certain circumstances, a default interest rate of 3% that will apply to all outstanding obligations during the occurrence and continuance of an event of default. In accordance with ASC 815, the Company concluded that this feature is not clearly and closely related to the host instrument and represents an embedded derivative (the "Term Loan Derivative Liability") that is required to be re-measured at fair value on a quarterly basis. At the inception of the Fortress Term Loan, the fair value of the embedded derivative was determined to be immaterial. The Term Loan Derivative Liability was fair valued to zero in connection with the repayment of the Fortress Term Loan, with a corresponding $2.0 million gain recorded in other income (expense), net in the condensed consolidated statement of operations for the three and six months ended June 30, 2024.

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

Further on May 2, 2023, the Backstop Purchasers entered into the Backstop Agreement with the Company, Legacy Allurion and HVL. Pursuant to the Backstop Agreement, each Backstop Purchaser agreed that to the extent any HVL Bridge Notes remained outstanding prior to the consummation of the Business Combination, such Backstop Purchaser would, at the closing of the Business Combination, purchase up to $2.0 million of the HVL Bridge Notes from HVL in exchange for shares of Allurion Common Stock (the “Base PubCo Shares” and “Backstop Shares”). The Base PubCo Shares and Backstop Shares were accounted for as a freestanding financing liability. The Base PubCo Shares and Backstop Shares liability was initially measured at its issue-date estimated fair value and subsequently remeasured at fair value at each reporting period with changes in fair value reflected in earnings until the Base PubCo Shares and Backstop Shares were issued. A $3.3 million liability was recorded at issuance for the Base PubCo Shares and Backstop Shares liability as Other liabilities on the balance sheet. On August 1, 2023, upon closing of the Business Combination, per the terms of the Fortress Term Loan, the Amended and Restated RTW Side Letter and the Backstop Agreement, the Backstop Purchasers were each issued 38,000 shares of Allurion Common Stock with a corresponding recognition of APIC of $13.4 million, and the liability is no longer outstanding.

On August 1, 2023, immediately prior to the closing of the Business Combination, the Company repaid $6.3 million of the HVL Bridge Note, leaving a principal balance of $6.3 million. Each Backstop Purchaser then purchased $2.0 million principal amount of the outstanding portion of the HVL Bridge Note, Allurion canceled the existing HVL Bridge Note and issued a new convertible note to HVL for the remaining balance together with all unpaid interest accrued since the date of issuance of $2.7 million, Allurion issued convertible notes to each Backstop Purchaser with an issuance date of the Closing Date (August 1, 2023) and an original principal amount of $2.0 million each, and Allurion issued 28,000 shares of Allurion Common Stock (after giving effect to the Reverse Stock Split) to each Backstop Purchaser. Additionally, the outstanding 2023 Convertible Notes were converted into an aggregate 123,376 shares of Allurion Common Stock (after giving effect to the Reverse Stock Split) with a corresponding recognition of APIC of $22.2 million, and are no longer outstanding.

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

Pursuant to the Amended Note Purchase Agreement, the Company issued and sold $48.0 million of convertible senior secured notes (the "RTW Convertible Notes"). The RTW Convertible Notes bear interest at an annual rate of 6%, which interest is paid quarterly in cash or, at the Company's option, in kind for the first three years. The RTW Convertible Notes will mature on April 16, 2031 unless previously converted pursuant to the terms of the Amended Note Purchase Agreement. The RTW Convertible Notes are convertible into shares of Allurion Common Stock, at a Purchaser’s election at any time after the earliest of (i) the date on which Stockholder Approval (as defined below) is obtained, (ii) December 31, 2025, (iii) the date of a Fundamental Change Company Notice (as defined in the Amended Note Purchase Agreement), and (iv) the Make-Whole Fundamental Change Effective Date (as defined in the Amended Note Purchase Agreement), subject to certain terms and limitations in the Amended Note Purchase Agreement, based on a conversion rate of 24.6920 shares of Common Stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $40.50 per share, which represents a 35% premium to the lowest price per share in an equity financing for capital raising purposes ending on the date on which the Company has raised aggregate gross offering proceeds of at least $15.0 million (the “Next Equity Financing”)). On July 1, 2024, the Company consummated the Public Offering, as described elsewhere in this Quarterly Report on Form 10-Q, which constituted a Next Equity Financing. The Amended Note Purchase Agreement provides that unless and until requisite approval of the Company's stockholders is obtained ("Stockholder Approval"), the Company will not deliver Allurion Common Stock upon conversion of the RTW Convertible Notes in excess of 1% of the number of shares of Allurion Common Stock outstanding as of April 14, 2024. Stockholder Approval was obtained at the Company's annual meeting of stockholders held on December 16, 2024.

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

Pursuant to the Omnibus Amendment, the investors and the purchasers party thereto will receive a number of shares of the Company’s Common Stock, representing in the aggregate five percent of the fully-diluted shares outstanding immediately after the closing of the offering and sale of Additional Shares (as defined in the Existing Documents) to be consummated no later than February 15, 2025, in connection with which the Company shall have raised at least $12.0 million aggregate net proceeds (the “Share Obligation”); provided that, in the event the Company cannot issue shares of Common Stock to the Investors and the Purchasers due to applicable law or NYSE listing rules, the Company will instead issue an equivalent (as-converted) number of shares of a newly created series of Series A-1 non-voting preferred stock (the “Series A-1 Preferred Stock”) and the Company shall include a proposal in a definitive proxy statement on Schedule 14A seeking stockholder approval no later than December 31, 2025 to allow the conversion of Series A-1 Preferred Stock into Common Stock; provided further that, each share of Series A-1 Preferred Stock outstanding on December 31, 2026 will, except to the extent prohibited by Delaware law governing distributions to stockholders (including the Delaware General Corporation Law), be redeemed by the Company for cash in an amount equal to the as-converted value of the underlying Common Stock.

On April 15, 2025, the Company, the Principal Purchaser, and the Purchasers entered into a Second Amendment to the Note Purchase Agreement (the "Second Amendment to Note Purchase Agreement"), which amended the Existing Note Purchase Agreement to reflect additional conversions and other provisions. The Second Amendment to Note Purchase Agreement provides for the mandatory conversion of $5.0 million of principal amount of the RTW Convertible Notes in the event the Company’s market capitalization, as determined in accordance with the rules of the NYSE, is reasonably expected to fall below $15.0 million (the “Market Capitalization Condition”). In the event such Market Capitalization Condition is triggered, the Purchasers shall provide notice to the Company, and the Company shall accept such notice, to convert $5.0 million aggregate principal amount of the RTW Convertible Notes at the Floor Conversion Rate (defined below), and such amount shall be converted into 1,492,539 shares of common stock. The Purchasers also have the right to provide notice to the Company to convert up to an additional $5.0 million of aggregate principal amount of the RTW Convertible Notes into shares of common stock at an agreed conversion rate. The Company has the right to accept or reject such conversion in its sole discretion. The Company and the Purchasers will mutually agree on the agreed conversion rate, provided that it is not more than 298.5075 shares of common stock per $1,000 principal amount of the RTW Convertible Notes, reflecting a floor conversion price of $3.35 per share of common stock (the “Floor Conversion Rate”).

In addition, without regard to the Market Capitalization Condition, the Purchasers may provide the Company notice to convert up to an additional $5.0 million aggregate principal amount of the RTW Convertible Notes into shares of common stock at the 5-Day VWAP Conversion Rate, which the Company may accept or reject in its sole discretion. The "5 Day VWAP Conversion Rate” is the lesser of (i) the quotient of $1,000 divided by the daily volume weighted average price of the common stock for the five consecutive trading day period ending on the trading day immediately preceding the date of the delivery of the Purchaser’s notice discounted by five percent and (ii) the Floor Conversion Rate. Finally, during the one year period ending on April 15, 2026, the Purchasers in their sole discretion may provide the Company notice to convert up to an additional $1.0 million aggregate principal amount of the RTW Convertible Notes in any 30-day period into shares of common stock at the 5-Day VWAP Conversion Rate. If the Purchasers do not exercise their right to provide a notice to convert all or a portion of $1.0 million aggregate principal amount of the RTW Convertible Notes per month, any shortfall may be included in the amount to be converted in a subsequent 30-day period. The maximum principal amount of the RTW Convertible Notes that may be converted under such monthly conversion provision is $12.0 million.

The Second Amendment to Note Purchase Agreement is accounted for as an extinguishment of debt under ASC 470, due to the substantive conversion features included in the Second Amendment to Note Purchase Agreement. The fair value of the RTW Convertible Notes were remeasured immediately before and after the Amendment was signed on April 15, 2025 as $31.6 million and $32.2 million, respectively. As a result the Company recorded a loss from the extinguishment of debt of $0.7 million. On April 16, 2025, the Purchasers provided notice of conversion of $5.0 million of principal amount of the RTW Convertible Notes based on the triggering of the Market Capitalization Condition. The corresponding equity issued consists of a reduction of the liability of $3.2 million and increase to APIC of $3.2 million.

The RTW Convertible Notes were accounted for under the FVO election of ASC 825 at inception in April 2024 as the notes contain embedded derivatives, including the conversion upon Stockholder Approval, the conversion upon a Fundamental Change Company Notice (as defined in the RTW Convertible Notes), the conversion upon a Make-Whole Fundamental Change (as defined in the RTW Convertible Notes), redemption upon the event of default, and redemption upon a Fundamental Change (as defined in the RTW Convertible Notes), which would require bifurcation and separate accounting. The RTW Convertible Notes will continue to be accounted for under the FVO election following the extinguishment of debt in connection with the Second Amendment to Note Purchase Agreement. Prior to the Amendment, the RTW Convertible Notes were initially measured at their issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The fair value of the RTW Convertible Notes at issuance in April 2024 was $49.1 million, with a corresponding $1.1 million loss recognized in Other income (expense), net in the condensed consolidated statement of operations. In connection with the April 2024 issuance of the RTW Convertible Notes and RIFA Amendment (as defined below), the Company incurred $1.4 million in issuance costs, which were directly expensed through general and administrative expense due to the FVO election of the RTW Convertible Notes and Revenue Interest Financing.

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

For the three months ended June 30, 2025, the Company recorded a $4.5 million loss and $4.2 million gain on the RTW Convertible Notes through the condensed consolidated statements of operations and other comprehensive income (loss), respectively. For the six months ended June 30, 2025, the Company recorded a $1.2 million loss and $5.6 million gain on the RTW Convertible Notes through the condensed consolidated statements of operations and other comprehensive income (loss), respectively. For the three and six months ended June 30, 2025, the Company recorded a $0.2 million loss and $0.4 million gain on the Share Obligation.

The Company elected paid in kind interest for the three and six months ended June 30, 2025 related to the RTW Convertible Notes.

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

The Revenue Interest Financing is accounted for under the FVO election of ASC 825 as the Revenue Interest Financing contains embedded derivatives, including the requirements to settle the Revenue Interest Financing prior to maturity upon the occurrence of certain contingent events and our ability to prepay the Revenue Interest Financing, which would require bifurcation and separate accounting. The Revenue Interest Financing was initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in fair value are recorded as a component of Other income (expense) in the condensed consolidated statements of operations. A portion of the estimated change in fair value must be reported in other comprehensive loss to the extent that it is attributable to instrument-specific credit risk. In connection with the issuance of the Investment Amount, we paid $1.2 million in issuance costs in August 2023, which were directly expensed through general and administrative expense due to the FVO election. As of June 30, 2025, the Company has made $5.7 million in royalty payments to RTW. Refer to Note 11, Fair Value Measurements, for additional information regarding the changes in fair value of the Revenue Interest Financing.

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

In connection with the Company entering into the Revenue Interest Financing, if, at any time beginning 12 months and ending 24 months following the closing of the Mergers, the VWAP per share of Allurion Common Stock is less than $176.00 for the average of 20 trading days within any 30 trading day period (“Stock Price Drop”); and the absolute value of the percentage decrease of such Stock Price Drop measured from a reference price of $250.00 per share of Allurion Common Stock is greater than the absolute value of the percentage decrease in the VWAP of a comparable publicly traded peer index as defined in the Amended and Restated RTW Side Letter over the same time period, then RTW may elect to convert up to $7.5 million of its initial PIPE Investment into additional revenue interest financing to be added to the Investment Amount by forfeiting a number of shares of Allurion Common Stock acquired in the PIPE Investment. Such additions to the Investment Amount would result in proportional increases to the minimum aggregate revenue interest payments described above (the "PIPE Conversion Option). The PIPE Conversion Option is accounted for as a derivative under ASC 815. The PIPE Conversion Option was initially measured at its issue-date estimated fair value within Other liabilities on the condensed consolidated balance sheets with corresponding recognition of expense at inception as there is no right received by the Company that meets the definition of an asset and the transaction did not involve a distribution or a dividend. The PIPE Conversion Option liability is subsequently remeasured at its estimated fair value on a recurring basis at each reporting period date, with a gain or loss recognized within Other income (expense).

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

The exercise of the PIPE Conversion Option was accounted for as a settlement of the derivative liability. As such, the PIPE Conversion Option was remeasured as of October 30, 2024 just prior to conversion, to $7.4 million. The PIPE Conversion Option was subsequently reclassified as an addition to the Revenue Interest Financing liability upon conversion into the New RIFA. The New RIFA was accounted for under the FVO election, similar to the Revenue Interest Financing. As such, the New RIFA, together with the Revenue Interest Financing was remeasured as of October 30, 2024 to $48.9 million. Additionally, to account for the 30,000 forfeited shares in connection with the exercise of the PIPE Conversion Option, the total shares were valued based on the October 30, 2024 closing share price of $18.25, resulting in a $0.5 million reduction of APIC. As of June 30, 2025, the fair value of the Revenue Interest Financing and New RIFA was $42.4 million.

For the three months ended June 30, 2025, the Company recorded a $0.1 million gain and a $6.0 million gain through the condensed consolidated statements of operations and other comprehensive income (loss), respectively. For the six months ended June 30, 2025, the Company recorded a $3.8 million loss and a $9.0 million gain through the condensed consolidated statements of operations and other comprehensive income (loss), respectively. The changes in fair value were recorded in the Changes in fair value of Revenue Interest Financing and PIPE Conversion Option in the condensed consolidated statement of operations.

11. Fair Value Measurements

The following tables present the fair value hierarchy for the Company's assets and liabilities that are measured at fair value at issuance date and on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

Fair Value Measurement as of June 30, 2025
	Total Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$7,769	$7,769	$—	$—
Total assets	$7,769	$7,769	$—	$—
Liabilities:
Legacy Allurion Common Stock Warrant Liabilities	$6	$—	$—	$6
Public Warrants	415	$415	—	—
Public Offering Warrants	943	—	—	943
July 2024 Private Placement Warrants	78	—	—	$78
January 2025 Warrants	1,957	—	—	1,957
February 2025 Offering Warrants	3,801	—	—	3,801
Revenue Interest Financing	42,400	—	—	$42,400
Earn-out Liability	75	—	—	$75
RTW Convertible Notes	28,770	—	—	$28,770
Success Fee Derivative Liability	14	—	—	$14
Share Obligation	910	—	—	$910
Total Liabilities	$79,369	$415	$—	$78,954

Fair Value Measurement as of December 31, 2024
	Total Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$11,992	$11,992	$—	$—
Total assets	$11,992	$11,992	$—	$—
Liabilities:
Legacy Allurion Common Stock Warrant Liabilities	$41	$—	$—	$41
Public Warrants	396	396	—	—
Public Offering Warrants	3,630	—	—	3,630
July 2024 Private Placement Warrants	500	—	—	500
Revenue Interest Financing	49,200	—	—	49,200
Earn-out Liability	1,090	—	—	1,090
RTW Convertible Notes	35,710	—	—	35,710
Success Fee Derivative Liability	14	—	—	14
Total Liabilities	$90,581	$396	$—	$90,185

Public Warrants

As a result of the Business Combination on August 1, 2023, the Company recorded a liability for Public Warrants to purchase the Company's Common Stock. The Public Warrants are traded on the NYSE and are recorded at fair value using the closing price as June 30, 2025 of $0.03, which is a Level 1 input.

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

	Measurement Date	Interest Rate	Exercise Price	Estimated Fair Value of Underlying Share Price	Expected Volatility	Expected Life (Years)
Legacy Allurion Series C Preferred Stock warrants (as converted to Common)	June 30, 2025	3.86%	$168.25	$2.43	105.6%	5.75
Legacy Allurion Other Common Stock	June 30, 2025	3.71%	26.25	2.43	130.0%	2.19
Legacy Allurion Series D-1 Preferred Stock warrants (as converted to Common)	June 30, 2025	3.86%-4.00%	303.50	2.43	105.6%	5.75-7.21
Public Offering Warrants	June 30, 2025	3.74%	6.00-30.00	2.43	110.0%	4.00
July 2024 Private Placement Warrants	June 30, 2025	3.74%	30.00	2.43	110.0%	4.00
January 2025 Warrants	June 30, 2025	3.78%	6.00	2.43	105.0%	4.78
February 2025 Offering Warrants	June 30, 2025	3.78%	5.23	2.43	105.0%	4.78

	Measurement Date	Interest Rate	Exercise Price	Estimated Fair Value of Underlying Share Price	Expected Volatility	Expected Life (Years)
Legacy Allurion Series C Preferred Stock warrants (as converted to Common)	December 31, 2024	4.44%	$168.25	$10.75	90%	6.25
Legacy Allurion Other Common Stock	December 31, 2024	4.26%	26.25	10.75	90%	2.69
Legacy Allurion Series D-1 Preferred Stock warrants (as converted to Common)	December 31, 2024	4.44%-4.5%	303.50	10.75	90%	6.25-7.71
Public Offering Warrants	December 31, 2024	4.35%	30.00	10.75	90%	4.50
July 2024 Private Placement Warrants	December 31, 2024	4.35%	30.00	10.75	90%	4.50

Expected dividend yield for all calculations is 0.00%.

The following table reconciles the changes in fair value for the three and six months ended June 30, 2025 and 2024 of the warrant liabilities valued using Level 3 inputs:

	Preferred Stock Warrants (as converted to Common)	Common Stock Warrants	Public Offering Warrants	July 2024 Private Placement Warrants	January 2025 Warrants	February 2025 Warrants	Total
Balance – March 31, 2024	$233	$71	$—	$—	$—	$—	$304
Change in fair value	(123)	(36)	—	—	—	—	(159)
Balance – June 30, 2024	$110	$35	$—	$—	$—	$—	$145
Balance – March 31, 2025	9	1	1,231	190	2,530	4,920	8,881
Change in fair value	(4)	—	(288)	(112)	(573)	(1,119)	(2,096)
Balance – June 30, 2025	$5	$1	$943	$78	$1,957	$3,801	$6,785

	Preferred Stock Warrants (as converted to Common)	Common Stock Warrants	Public Offering Warrants	July 2024 Private Placement Warrants	January 2025 Warrants	February 2025 Warrants	Total
Balance – January 1, 2024	$642	$179	$—	$—	$—	$—	$821
Change in fair value	(532)	(144)	—	—	—	—	(676)
Balance – June 30, 2024	$110	$35	$—	$—	$—	$—	$145
Balance – January 1, 2025	32	9	3,630	500	—	—	4,171
Fair value at issuance	—	—	—	—	5,344	5,021	10,365
Change in fair value	(27)	(8)	(2,687)	(422)	(3,387)	(1,220)	(7,751)
Balance – June 30, 2025	$5	$1	$943	$78	$1,957	$3,801	$6,785

2019 Term Loan Success Fee Derivative Liability

The derivative liability for the success fee associated with Legacy Allurion's November 2019 loan and security agreement with Western Alliance Bank (the "2019 Term Loan" and such fee, the "Success Fee") was recorded at fair value as of June 30, 2025 and December 31, 2024 using the following assumptions: weighted-average probability for the likelihood of a change in control or liquidity event within four years from the initial valuation date of the derivative liability and a market-based discount rate that will increase or decrease each period based on changes in the probability in the future cash flows.

Revenue Interest Financing and PIPE Conversion Option

The Revenue Interest Financing is accounted for using the FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The fair value of the Revenue Interest Financing was remeasured as of June 30, 2025 and December 31, 2024 using a discounted cash flow ("DCF") method under the income approach utilizing future revenue projections and a discount rate of 27.3% and 21.1%, respectively.

The fair value of the PIPE Conversion Option was accounted for as a derivative under ASC 815. Upon the exercise of the PIPE Conversion Option and resulting New RIFA on October 30, 2024, the PIPE Conversion Option was reclassified as an addition to the Revenue Interest Financing liability, and as such there is no PIPE Conversion Option liability as of June 30, 2025 and December 31, 2024.

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

	June 30, 2025	December 31, 2024
Stock Price	$2.43	$10.75
Risk-free interest rate	3.7%	4.3%
Expected term (in years)	3.1	3.6
Expected volatility	120.0%	109.0%

Term Loan Derivative Liability

The term loan derivative liability associated with the Fortress Term Loan was derecognized upon repayment of the Fortress Term Loan on April 16, 2024.

RTW Convertible Notes

The RTW Convertible Notes are accounted for using the FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently measured at estimated fair value on a recurring basis at each reporting period date. The fair value of the RTW Convertible Notes was remeasured as of June 30, 2025 using a DCF method under the income approach with a MCSM applied to determine the simulated stock price at each payment date and event that may trigger conversion of the RTW Convertible Notes. The fair value was measured using the $43.0 million principal amount of the RTW Convertible Notes and the following assumptions:

	June 30, 2025	December 31, 2024
Stock Price	$2.43	$10.75
Risk-free interest rate	3.9%	4.4%
Expected term (in years)	5.8	6.3
Expected volatility	95.0%	90.0%

Share Obligation

The Share Obligation is accounted for as a liability under ASC 480, with the liability initially measured at its issue-date estimate fair value and subsequently measured at its estimated fair value on a recurring basis at each reporting period date. The estimated fair value of the Share Obligation was determined using a MCSM with the following assumptions at the valuation date:

June 30, 2025
Risk-free interest rate	3.8%
Expected term (in years)	1.5
Expected volatility	172.5%
Expected market yield	25.8%

The changes in the fair values of the Success Fee derivative liability, Revenue Interest Financing, PIPE Conversion Option, Earn-out liability, Term Loan Derivative liability, RTW Convertible Notes, PubCo Share liability, and Share Obligation categorized with Level 3 inputs for the three and six months ended June 30, 2025 and 2024 were as follows:

	Success Fee Derivative Liability	Revenue Interest Financing	PIPE Conversion Derivative	Earn-Out Liability	Term Loan Derivative Liability	RTW Convertible Notes	Share Obligation	Total
Balance – March 31, 2024	$14	$35,000	$7,510	$9,800	$1,957	$—	$—	$54,281
Fair value upon issuance	—	—	—	—	—	49,100	—	49,100
Change in fair value (Restated) (1)	—	8,054	(2,060)	(5,690)	(1,957)	(8,070)	—	(9,723)
Change in fair value - OCI (Restated) (1)	—	(3,000)	—	—	—	(80)	—	(3,080)
Repayments of debt	—	(1,054)	—	—	—	—	—	(1,054)
Balance – June 30, 2024	$14	$39,000	$5,450	$4,110	$—	$40,950	$—	$89,524
Balance – March 31, 2025	$14	$50,000	$—	$180	$—	$30,960	$700	$81,854
Fair value upon issuance	—	—	—	—	—	—	—	—
Change in fair value	—	(60)	—	(105)	—	4,530	210	4,575
Change in fair value - OCI	—	(5,990)	—	—	—	(4,210)	—	(10,200)
Extinguishment of debt	—	—	—	—	—	660	—	660
Conversion of convertible notes	—	—	—	—	—	(3,170)	—	(3,170)
Repayments of debt	—	(1,550)	—	—	—	—	—	(1,550)
Balance – June 30, 2025	$14	$42,400	$—	$75	$—	$28,770	$910	$72,169

	Success Fee Derivative Liability	Revenue Interest Financing	PIPE Conversion Derivative	Earn-Out Liability	Term Loan Derivative Liability	RTW Convertible Notes	Share Obligation	Total
Balance – January 1, 2024 (Restated) (1)	$14	$36,200	$6,410	$23,990	$1,895	$—	$—	$68,509
Fair value upon issuance	—	—	—	—	—	49,100	—	49,100
Change in fair value (Restated) (1)	—	9,054	(960)	(19,880)	(1,895)	(8,070)	—	(21,751)
Change in fair value - OCI (Restated) (1)	—	(5,200)	—	—	—	(80)	—	(5,280)
Repayments of debt	—	(1,054)	—	—	—	—	—	(1,054)
Balance – June 30, 2024	$14	$39,000	$5,450	$4,110	$—	$40,950	$—	$89,524
Balance – January 1, 2025	$14	$49,200	$—	$1,090	$—	$35,710	$—	$86,014
Fair value upon issuance	—	—	—	—	—	—	1,297	1,297
Change in fair value (Restated) (1)	—	3,760	—	(1,015)	—	1,200	(387)	3,558
Change in fair value - OCI (Restated) (1)	—	(9,010)	—	—	—	(5,630)	—	(14,640)
Extinguishment of debt	—	—	—	—	—	660	—	660
Conversion of convertible notes	—	—	—	—	—	(3,170)	—	(3,170)
Repayments of debt	—	(1,550)	—	—	—	—	—	(1,550)
Balance – June 30, 2025	$14	$42,400	$—	$75	$—	$28,770	$910	$72,169

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

The change in fair value of the Success Fee derivative liability, Revenue Interest Financing, PIPE Conversion Option, Earn-Out liability, Term Loan Derivative liability, RTW Convertible Notes, and Share Obligation liability at each period is recorded as a component of Other income (expense) in the condensed consolidated statements of operations, with the exception of the change in fair value associated with the change in credit risk related to the Revenue Interest Financing and RTW Convertible Notes, which is recorded as a component of other comprehensive loss.

12. Income Taxes

The Company recorded income tax expense for each of the three and six months ended June 30, 2025 of less than $0.1 million, and $0.1 million, respectively, representing effective tax rates of 0.5% and 1.3%, respectively. The Company recorded income tax expense for each of the three and six months ended June 30, 2024 of $0.1 million, representing effective tax rates of 0.8% and 2.3%, respectively. The tax expense recorded relates to the earnings of the Company’s profitable foreign subsidiaries.

On July 4, 2025, new U.S tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the results of operations.

As of June 30, 2025 and 2024, the Company maintained a full valuation allowance against its net deferred tax assets as the Company has incurred significant operating losses since inception and has concluded that its net deferred tax asset is not more-likely-than-not realizable.

As of June 30, 2025 and 2024, the Company has not recorded tax reserves for any uncertain tax provisions.

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

The Charter authorizes the issuance of up to 100,000,000 shares of Allurion preferred stock. As of June 30, 2025, no shares of Allurion preferred stock were outstanding. The rights and preferences of the Series A Preferred Shares are as follows:

Voting Rights

The Series A Preferred Stockholders have no voting rights.

Dividend Rights

The Series A Preferred Stock participates in dividends with Common Stock on an as-converted basis when declared by the Board. No dividends were declared through June 30, 2025.

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

Common Equity

Allurion's Charter authorizes the issuance of up to 1,000,000,000 shares of Allurion Common Stock. As of June 30, 2025 and December 31, 2024, 7,750,293 and 2,710,607 shares of Common Stock were issued and outstanding, respectively.

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

The number of shares of Common Stock that have been reserved for issuance upon the potential conversion or exercise, as applicable, of the Company’s securities as of June 30, 2025, is as follows:

Outstanding options to purchase Common Stock	237,905
Restricted Stock Units	510,994
Warrants to purchase Common Stock	4,342,860
Shares of Common Stock issued upon the exercise of Public Warrants	750,383
Earn-Out Shares	360,000
Convertible Notes	7,733,921
Total	13,936,063

Warrants to Purchase Common Stock

In connection with the closing of the Business Combination, all outstanding warrants to purchase Legacy Allurion preferred stock and Legacy Allurion common stock were converted into Rollover Warrants to purchase Allurion Common Stock using the Exchange Ratio. As of June 30, 2025, there were 14,380 such Rollover Warrants outstanding to purchase Common Stock. Upon the closing of the Business Combination, certain Legacy Allurion preferred stock and Legacy Allurion common stock warrants that were converted into Rollover Warrants were determined to be equity classified.

In connection with the Public Offering and July 2024 Private Placement, we issued the Public Offering Warrants and July 2024 Private Placement Warrants. As of June 30, 2025, there were 662,701 Public Offering Warrants and 90,407 July 2024 Private Placement Warrants outstanding to purchase Common Stock. In connection with the January 2025 Public Offering and concurrent January 2025 Private Placement, and the February 2025 Public Offering and concurrent February 2025 Private Placement and Leavitt Private Placement, we issued the January 2025 Warrants and February 2025 Offering Warrants. As of June 30, 2025, there were 1,240,000 January 2025 Warrants and 2,335,372 February 2025 Offering Warrants outstanding to purchase Common Stock.

June 30, 2025
Issuance Date	Remaining Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
3/30/2021	5.7	Common Stock	Liability	5,203	$168.25
9/15/2022	7.2	Common Stock	Liability	1,810	303.50
6/4/2022	6.9	Common Stock	Liability	1,810	303.50
1/17/2017	1.5	Common Stock	Equity	2,934	0.50
8/3/2017	2.1	Common Stock	Equity	392	28.25
9/8/2017	2.2	Common Stock	Liability	1,151	26.25
6/19/2018	3.0	Common Stock	Liability	720	26.25
6/25/2019	4.0	Common Stock	Liability	360	26.25
7/1/2024	4.0	Common Stock	Liability	753,108	11.42
1/27/2025	4.6	Common Stock	Liability	1,240,000	6.00
2/20/2025	4.6	Common Stock	Liability	2,335,372	5.23
				4,342,860

December 31, 2024
Issuance Date	Remaining Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
12/1/2014	-0.1	Common Stock	Equity	209	$61.00
3/30/2021	6.2	Common Stock	Liability	5,203	168.25
9/15/2022	7.7	Common Stock	Liability	1,810	303.50
6/4/2022	7.4	Common Stock	Liability	1,810	303.50
1/17/2017	2.0	Common Stock	Equity	2,934	0.50
8/3/2017	2.6	Common Stock	Equity	392	28.25
9/8/2017	2.7	Common Stock	Liability	1,151	26.25
6/19/2018	3.5	Common Stock	Liability	720	26.25
6/25/2019	4.5	Common Stock	Liability	360	26.25
7/1/2024	4.5	Common Stock	Liability	753,108	30.00
				767,697

In Compute Health's initial public offering, it sold units at a price of $10.00 per unit, which consisted of one share of Class A Common Stock, $0.0001 par value, of Compute Health ("Class A Common Stock") and one-half of a redeemable warrant (each a "Public Warrant") that entitled the holder to purchase one share of Class A Common Stock of CPUH at a price of $11.50 per share. On July 26, 2023, Compute Health's Public Warrant holders approved an amendment (the “Warrant Amendment”) to the warrant agreement that governed all Compute Health’s Public Warrants. Per the terms of the Warrant Amendment, upon completion of the Business Combination, each of the outstanding Compute Health Public Warrants became exercisable for 0.056818 shares of the Company’s Common Stock at an exercise price of $202.50 per share and each whole Compute Health Public Warrant was exchanged for 0.6125 (prior to giving effect to the Reverse Stock Split) Allurion Public Warrants in the Business Combination. The Public

Warrants will expire August 1, 2030, seven years after the completion of the Business Combination, or earlier upon redemption or liquidation.

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

The Company may redeem the outstanding Public Warrants for shares of our Common Stock at a price of $2.50 per Public Warrant at any time commencing 90 days after the completion of the Business Combination, and provided that the last sales price of the Company’s Common Stock equals or exceeds $176.00 per share for any 20 trading days within a 30-day trading period ending on the third trading day prior to the date on which notice of redemption is given. Holders of the Public Warrants will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value (the “Redemption Fair Market Value”) of the shares of the Company's Common Stock. The Redemption Fair Market Value is determined based on the volume weighted average price of the Company’s Common Stock for the ten trading days immediately following the date on which notice of redemption is sent to the holders. As of June 30, 2025, the Company has not redeemed any of the outstanding Public Warrants. As of June 30, 2025, there were 13,206,720 outstanding Public Warrants exercisable for 750,383 shares of Allurion Common Stock.

Chardan Equity Facility

On December 18, 2023, we entered into a ChEF Purchase Agreement (the "Purchase Agreement") and a Registration Rights Agreement, each with Chardan Capital Markets ("Chardan") related to a "ChEF," Chardan's committed equity facility (the "Chardan Equity Facility"). Pursuant to the Purchase Agreement, the Company has the right from time to time at its option to sell to Chardan up to the lesser of (i) $100,000,000 in aggregate gross purchase price of newly issued shares of the Company's Common Stock, and (ii) 379,299 shares of Common Stock, which number of shares is equal to 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the Purchase Agreement (the "Exchange Cap"). In consideration for Chardan's entry into the Purchase Agreement, Allurion issued to Chardan 1,421 shares of Allurion Common Stock (the "Commitment Shares"). The Company recorded $0.1 million to additional paid-in capital and $0.1 million of expense in connection with the issuance of the Commitment Shares. The Company expensed an additional $0.1 million related to a non-refundable structuring fee immediately following commencement. As of June 30, 2025, the Company had sold 367,161 shares of Common Stock to Chardan at a purchase price of $1.8 million in connection with the Purchase Agreement.

14. Net Income (Loss) per Share

Basic and diluted net income (loss) per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
		(Restated)		(Restated)
Numerator:
Net loss	$(9,335)	$(8,322)	$(10,836)	$(6,326)
Denominator:
Basic and diluted weighted-average common stock outstanding	7,300,479	1,917,872	6,046,477	1,914,527
Net loss per share, basic and diluted	$(1.28)	$(4.34)	$(1.79)	$(3.30)

For the three and six months ended June 30, 2025, the Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share attributable to stockholders is the same. The Company excluded the following potential shares of Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2025	2024
Outstanding options to purchase Common Stock	237,905	288,172
Restricted Stock Units	510,994	23,738
Warrants to purchase Common Stock	4,342,860	16,151
Shares of Common Stock issued upon the exercise of Public Warrants	750,383	750,383
Earn-Out Shares	360,000	360,000
Convertible Notes	7,733,921	19,168
Total	13,936,063	1,457,612

15. Stock Based Compensation

Stock Incentive Plans

The Company’s 2010 Stock Incentive Plan (the “2010 Plan”) provided for the grant of qualified incentive stock options, nonqualified stock options, and other awards to the Company’s employees, officers, directors, advisors, and outside consultants to purchase the Company’s Common Stock. On December 11, 2020, the Board adopted the Amended and Restated 2020 Stock Option and Grant Plan (the “2020 Plan”), which provided for the grant of qualified incentive stock options, nonqualified stock options, and other awards to the Company’s employees, officers, directors, advisors, and outside consultants to purchase the Company’s Common Stock. Each stock option from the 2010 Plan and the 2020 Plan that was outstanding immediately prior to the Business Combination, whether vested or unvested, was cancelled and exchanged for a stock option to purchase Allurion Common Stock based on the Exchange Ratio. The per share exercise price for each stock option was divided by the Exchange Ratio.

In connection with the closing of the Business Combination, the Company adopted the 2023 Stock Option and Incentive Plan (the "2023 Plan"), which provides for the award of stock options (both incentive and non-qualified), stock appreciation rights, restricted stock units ("RSUs"), restricted stock awards, cash-based awards, and dividend equivalent rights. As of June 30, 2025, a total of 88,063 shares of Allurion Common Stock are reserved for issuance under the 2023 Plan. The 2023 Plan provides that the number of shares reserved for issuance under the 2023 Plan will automatically increase each January 1, beginning January 1, 2024 and ending January 1, 2033, by 5% of the number of fully diluted outstanding shares of Allurion Common Stock as of the immediately preceding December 31 or such lesser amount as determined by the Board and the compensation committee of the Board.

As of June 30, 2025, 748,899 options and RSUs were issued and outstanding under the 2010 Plan, 2020 Plan, and 2023 Plan. As of December 31, 2024, 370,272 options and RSUs were issued and outstanding under the 2010 Plan, 2020 Plan, and 2023 Plan. The stock options generally vest over a four-year period and expire 10 years from the date of grant.

Stock-based compensation expense included in the condensed consolidated statement of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$7	$6	$18	$11
Selling, general and administrative	930	768	1,725	1318
Research and development	79	31	170	28
Total stock-based compensation expense	$1,016	$805	$1,913	$1,357

Stock Options

The following table summarizes the option activity under the 2010 Plan, 2020 Plan, and the 2023 Plan during the six months ended June 30, 2025:

Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

		(per option)	(in years)	(in thousands)
Outstanding—January 1, 2025	265,772	$58.19	7.4	$—
Granted	—	—
Cancellations and forfeitures	(27,867)	40.33
Exercised	—	—
Outstanding—June 30, 2025	237,905	59.62	6.9	—
Exercisable at June 30, 2025	156,019	$62.52	6.0	$—

Total stock compensation expense related to stock option awards during the three and six months ended June 30, 2025 was $0.6 million and $1.1 million, respectively. As of June 30, 2025, there was approximately $3.2 million of unrecognized compensation costs related to unvested stock options granted under the 2010 Plan, 2020 Plan, and 2023 Plan, which is expected to be recognized over a weighted-average vesting term of 2.5 years. There were no stock options granted during the six months ended June 30, 2025. The weighted average grant-date fair value of the stock option awards granted during the six months ended June 30, 2024 was $32.50 per option.

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

There were no option grants during the six months ended June 30, 2025. The assumptions used in the Black Scholes option-pricing model for the six months ended June 30, 2024 are as follows:

Six Months Ended June 30,
2024
Expected volatility	71%
Risk-free interest rate	4.36%
Expected dividend yield	0%
Expected term (in years)	6.1

Restricted Stock Units

In December 2022, the Company issued RSUs to a member of the Board with vesting subject to both a performance-based closing condition dependent on the successful Business Combination with Compute Health and time-based vesting conditions. See Note 4, Business Combination for information about the closing of the Business Combination with Compute Health. Upon the satisfaction of the closing condition, 62.5% of the RSUs awarded vested. Thereafter, the remaining 37.5% of the RSUs will vest monthly over a period of two years. All RSUs are subject to forfeiture if the grantee’s continuous service relationship as a member of the Board terminates prior to vesting. In October 2023 and March 2024, the Company issued RSUs to the members of the Board that will vest in equal installments over three years. In November 2024 and May 2025, additional RSUs were issued with two year and three year vesting periods, respectively. Additionally, in April 2025, the Company issued performance share units ("PSU") to one of it's employees. The PSUs granted by the Company vest in connection with the achievement of certain commercial milestones. The expense recognized for these awards is based on the probability of such achievement. The Company did not record any stock compensation expense related to employee PSUs for the six months ended June 30, 2025. The following table summarizes the restricted stock unit activity under the 2020 Plan and 2023 Plan during the six months ended June 30, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value
		(per share)
Outstanding—January 1, 2025	104,500	$30.99
Granted	414,830
Cancellations and forfeitures	(2,326)
Vested	(6,010)	104.85
Outstanding—June 30, 2025	510,994	$7.01

Total stock compensation expense related to RSUs for the three and six months ended June 30, 2025 was $0.4 million and $0.8 million, respectively. As of June 30, 2025, there were $2.6 million of unrecognized compensation costs related to nonvested RSUs granted under the 2020 Plan and 2023 Plan, which is expected to be recognized over a remaining weighted-average vesting term of 2.40 years.

Employee Stock Purchase Plan

In connection with the closing of the Business Combination, the Company adopted the 2023 Employee Stock Purchase Plan (the "2023 ESPP"). Under the 2023 ESPP, substantially all employees may voluntarily enroll to purchase the Company's Common Stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or end of the offering period. An employee's payroll deductions under the 2023 ESPP are limited to 15% of the employee's compensation.

A total of 131,435 shares of the Company's Common Stock are reserved and authorized for issuance under the 2023 ESPP as of June 30, 2025. In addition, the number of shares of Common Stock available for issuance under the 2023 ESPP will automatically increase each January 1, beginning on January 1, 2024 and each January thereafter, by the lesser of (i) 1% of the fully diluted outstanding shares of our Common Stock as of the immediately preceding December 31, (ii) 64,000 shares of our Common Stock, or (iii) such lesser number of shares determined by the administrator of the 2023 ESPP. As of June 30, 2025, no shares have been issued under the 2023 ESPP.

16. Employee Benefit Plan

The Company has a 401(k) retirement plan that covers eligible U.S. employees. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions. During the three and six months ended June 30, 2025 and 2024, the Company's matching contributions to the plan were less than $0.1 million.

17. Commitments and Contingencies

Leases

With respect to contracts involving the use of assets, if the Company has the right to direct the use of the asset and obtain substantially all economic benefits from the use of an asset, it accounts for the service contract as a lease.

As of June 30, 2025, the Company was a party to four different leases for office, manufacturing, and laboratory space under non-cancelable office leases in two cities. These leases total approximately 25,000 square feet and will expire between February 2026 and March 2028. The Company has a right to extend certain of these leases for periods between three and five years. The Company also holds immaterial leases related to vehicles and office equipment. Under its real property leases, the Company pays base rent and a proportional share of operating expenses. Such operating expenses are subject to annual adjustment and are accounted for as variable payments in the period in which they are incurred.

In April 2024, the Company executed an amendment to one of its leases in Natick, Massachusetts. The amendment was accounted for as a modification of the existing lease agreement, with impacts to the lease term, lease payments, and related lease liability for the lease. As a result of this amendment, the lease in Natick expired in March 2025 and additional operating lease assets obtained in exchange for lease obligations were less than $0.1 million. In February 2024 and April 2025, the Company terminated each of its leases in Paris, France. Additionally, in June 2025, the Company executed an amendment to another one of its leases in Natick, Massachusetts. The amendment was accounted for as a modification of the existing lease agreement, with impacts to the lease term, lease payments, and related lease liability for the lease. As a result of this amendment, the lease in Natick will now expire in November 2028 and additional operating lease assets obtained in exchange for lease obligations were $0.4 million.

The components of right-of-use ("ROU") assets and lease liabilities are included in the condensed consolidated balance sheets. The short-term portion of the Company's operating lease liability is recorded as part of Accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Aggregate Lease Information

Other pertinent lease information for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$224	$257	$482	$535
Short-term lease costs	4	10	8	20
Variable lease costs	35	58	119	135
Operating cash flows paid for amounts in the measurement of lease liabilities	290	263	537	555
Operating lease assets obtained in exchange for lease obligations	414	15	414	15

Future commitments under non-cancelable operating lease agreements as of June 30, 2025 are as follows (in thousands):

2025	$355
2026	742
2027	744
2028	144
Total lease payments	$1,985
Less: present value adjustment	(230)
Total lease liabilities	1,755
Less: current lease liability	(597)
Long-term operating lease liabilities	$1,158

The weighted-average remaining lease terms and discount rates related to our leases were as follows:

	June 30, 2025	June 30, 2024
Weighted -average remaining lease term (in years)	2.6	3.1
Weighted-average discount rate	9.7%	9.9%

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

On August 12, 2025, Vanderbilt University Medical Center (“Vanderbilt”) filed a complaint against the Company in the United States District Court for the Middle District of Tennessee, captioned Vanderbilt University Medical Center v. Allurion Technologies, Inc., d/b/a Allurion. Vanderbilt's complaint alleges that the Company breached the Clinical Trial Agreement, dated June 30, 2022, by and between the Company and Vanderbilt, related to the clinical trial for the Allurion Balloon by failing to reimburse medical expenses incurred in treating a patient enrolled in such trial at Vanderbilt. Vanderbilt is seeking damages of approximately $2.5 million.

As of June 30, 2025 and December 31, 2024, the Company has recorded accruals for the contractual obligations under the Clinical Trial Agreement with Vanderbilt.

French Regulatory Decision

On August 6, 2024, it was announced that the ANSM, the French regulatory authority, had suspended sales of the Allurion Balloon in France, and the Company withdrew the device from the French market. The Company implemented a remediation plan to reduce certain risks associated with advertising, follow-up program, and adverse events for the Allurion Balloon. For the year ended December 31, 2024, the Company recognized a reduction to revenues of $1.2 million for customer returns of the Allurion Balloon, and there were no sales to France during the second half of 2024. On February 12, 2025, ANSM cleared the Company to resume sales of the Allurion Balloon, effective immediately.

NYSE Continued Listing Standards

On August 29, 2024, the Company received written notice from the NYSE notifying the Company that as of August 29, 2024, Allurion was not in compliance with the continued listing standard set forth in Section 802.01B of the NYSE's Listed Company Manual (the "Minimum Market Capitalization Standard") because our average market capitalization was less than $50.0 million over the consecutive 30 trading-day period ended August 29, 2024 and our last reported stockholders' equity as of August 29, 2024 was less than $50.0 million. In accordance with applicable NYSE procedures, within 45 days of receipt of the notice, we submitted a plan to the NYSE outlining measures that would bring us into conformity with the Minimum Market Capitalization Standard within 18 months of receipt of the written notice (the "Cure Period"). We submitted a business plan to the NYSE demonstrating our ability to regain compliance with the NYSE's rules, which the NYSE has accepted, and as a result we are subject to quarterly monitoring for compliance with the business plan and our Common Stock will continue to trade on the NYSE during the Cure Period, subject to our compliance with other NYSE continued listing standards.

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

Significant segment expenses are set forth in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
		(Restated)		(Restated)
Revenue	$3,379	$11,766	$8,959	$21,152
Less:
Cost of revenue	882	2,773	2,301	5,293
Sales and marketing	2,412	6,718	6,033	12,863
Clinical trials and medical affairs	566	2,371	1,831	5,642
Product development	464	739	891	1,783
Digital	291	621	693	1,369
Quality and regulatory	479	579	1,009	1,241
General and administrative	5,237	7,311	10,435	13,697
Other segment items (1)	2,383	(1,024)	(3,398)	(14,410)
Net loss	$(9,335)	$(8,322)	$(10,836)	$(6,326)

(1) Other segment items included in Net income primarily include changes in fair value of warrant liabilities, changes in fair value of debt, changes in fair value of the Revenue Interest Financing, loss on extinguishment of debt, interest expense, and other income.

Long-lived assets, consisting of property and equipment, net and ROU assets by geography were as follows (in thousands):

	June 30, 2025	December 31, 2024
United States	$3,686	$3,929
France	—	619
Long-lived assets	$3,686	$4,548

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

Convertible Note Agreement with RTW

Pursuant to the Amended Note Purchase Agreement, on April 16, 2024, we issued and sold $48.0 million aggregate principal amount of convertible notes to RTW. RTW holds more than 5% of our outstanding Common Stock, had the right to designate an independent director nominee to be elected by our stockholders, is entitled to designate one representative to serve as a non-voting observer on our Board, and had the right to approve an additional director nominee for election. In September 2024, we expanded our Board and appointed a new director in satisfaction of certain of these obligations to RTW as set forth in the Amended Note Purchase Agreement. Refer to Note 9, Debt, for additional information regarding the RTW Convertible Notes.

RTW Participation in Public Offering

In connection with the Public Offering, the Company issued and sold 9,594 shares of Common Stock and accompanying warrants to funds affiliated with RTW, for an aggregate purchase price of approximately $0.3 million. The Public Offering closed on July 1, 2024.

Private Placement with RTW

On June 28, 2024, pursuant to the Subscription Agreement, the Company agreed to sell to RTW 2,260,159 shares of Series A Preferred Stock (converted to 90,407 shares of Common Stock on December 19, 2024 following the Series A Stockholder Approval and after giving effect to the Reverse Stock Split), and 90,407 July 2024 Private Placement Warrants, for an aggregate purchase price of approximately $2.7 million. The July 2024 Private Placement closed on July 1, 2024.

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

January 2025 Private Placement with RTW

On January 14, 2025, the Company entered into the RTW Subscription Agreement with funds affiliated with RTW, pursuant to which the Company agreed to sell 841,751 shares of Common Stock at a purchase price of $2.97 per share. The January 2025 Private Placement closed on January 16, 2025 with net proceeds received of $2.5 million.

Second Amendment to Amended Note Purchase Agreement

On April 15, 2025, the Company, the Purchasers and RTW, as agent for the Purchasers entered into the Second Amendment to Note Purchase Agreement, which amended the Amended Note Purchase Agreement to reflect additional conversion and other provisions, including provisions permitting the conversion of the RTW Convertible Notes at reduced conversion prices, resulting in the potential issuance of additional shares, which had been approved by the Company’s stockholders at the Special Meeting of Stockholders held on April 10, 2025. On April 16, 2025, subject to the terms of the Second Amendment to Note Purchase Agreement, the Purchasers provided notice of conversion of $5.0 million of principal amount of the RTW Convertible Notes, for an aggregate of 1,492,539 shares of Common Stock.

20. Subsequent Events

On August 5, 2025, the Company announced a strategic restructuring plan (the “Restructuring Plan”), pursuant to which, the Company intends to focus on low-dose GLP-1 combination therapy, muscle mass maintenance, and U.S. market entry, in combination with other cost-saving measures. The Restructuring Plan includes a reduction in force of approximately 70 employees, or approximately 65% of its workforce, which the Company expects to substantially complete by the end of the third quarter of 2025. As part of this Restructuring Plan, the Company expects to incur severance and severance-related charges of approximately $1.5 million. The Company’s estimated restructuring charges is based on a number of assumptions. Actual results may differ materially and the Company may also incur other charges or cash expenditures not currently contemplated or that cannot be currently estimated due to events that may occur as a result of, or be associated with, the Restructuring Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis includes information that our management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion and analysis should be read together with the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2025 and June 30, 2024 included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements as of and for the years ended December 31, 2024 that are included in our Annual Report on Form 10-K filed with the SEC on March 27, 2025, as amended by Amendment No. 1 to the Annual Report on Form 10-K filed with the SEC on August 19, 2025 (together, the "Annual Report on Form 10-K"). This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the sections titled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. For purposes of this section, all references in this discussion and analysis to “Allurion,” the “Company”, “we,” “us,” or “our” refers to the business and operations of Allurion Technologies, Inc. and its consolidated subsidiaries following the consummation of the Business Combination and to Legacy Allurion and its consolidated subsidiaries prior to the consummation of the Business Combination. “Legacy Allurion” refers to Allurion Technologies, LLC, which was previously known as Allurion Technologies Opco, Inc. (formerly Allurion Technologies, Inc.) prior to the consummation of the Business Combination.

Restatement of Previously Issued Financial Statements

As discussed in the Explanatory Note to this Form 10-Q, the Company is restating its previously issued unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2024. As a result, the previously reported financial information as of and for the three and six months ended June 30, 2024 in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to reflect the restatement. See the section entitled “Restatement of Previously Issued Financial Statements” in Note 2 “Restatement of Previously Issued Financial Statements” to the unaudited consolidated financial statements included in this Form 10-Q for further detail regarding the restatement, including descriptions of the adjustments and the impacts on our unaudited consolidated financial statements.

Other than the effect of the restatement noted above, the information as of and for the three and six months ended June 30, 2024 included in this section has not been otherwise modified and does not reflect any information or events occurring after August 14, 2024, the filing date of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.

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

Our Allurion Program products are currently sold in Europe, the Middle East, Africa, Latin America, Canada and the Asia-Pacific region.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products and receipt and maintenance of regulatory approvals. We generated revenue of $9.0 million and $21.2 million for the six months ended June 30, 2025 and 2024, respectively, and incurred losses from operations of $14.2 million and $20.7 million for those same periods, respectively. We expect to continue to incur net losses for the foreseeable future as we focus on obtaining regulatory approvals for our products in new markets, refining our sales and marketing strategies, and continuing research and development efforts to further enhance our existing products. Further, following the closing of the Business Combination, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. As a result, we will need additional funding for expenses related to our operating activities, including selling, marketing, general and administrative, and research and development expenses.

Because of the numerous risks and uncertainties associated with obtaining and maintaining regulatory approval, market acceptance of our products, product development and enhancement, and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve profitability, we expect to finance our operations through a combination of equity offerings and debt financings. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the further development and commercialization efforts of one or more of our products, or may be forced to reduce or terminate our operations. See the subsections entitled — “Liquidity and Capital Resources” and “Recent Developments” below.

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

Based on the results of the AUDACITY trial, the fourth and final module of the premarket approval application ("PMA") was submitted to the FDA.

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

Submission of Fourth and Final Module of Pre-Market Approval Application

On July 7, 2025, we announced that we submitted to the FDA the fourth and final module of our pre-market approval (“PMA”) application, which included additional supportive analyses from our AUDACITY trial that meet both of the pre-specified co-primary endpoints. Topline results announced previously showed that the AUDACITY trial met its first co-primary endpoint related to responder rate at 48 weeks. Allurion Balloon subjects also exhibited substantially greater weight loss compared to control subjects at 48 weeks, with a mean difference in total body weight loss of 3.77%, resulting in a 2.69% super-superiority margin. This margin was less than the pre-specified 3% super-superiority margin needed to meet the comparative co-primary endpoint and was impacted, in part, by higher-than-expected weight loss in control subjects.

Additional analyses submitted in our PMA application were conducted to account for the results seen in the control group. Using imputation methods that account for the variations observed in the control subjects, the mean difference in weight loss between the treatment and control groups at 48 weeks was 4.34% with a super-superiority margin of 3.14%, exceeding the pre-specified 3% super-superiority margin in the second co-primary endpoint (p = .0142).

At 40 weeks, using these imputation methods, the mean difference in weight loss between the treatment and control groups was 4.90% with a super-superiority margin of 3.75%, considerably exceeding the pre-specified margin in the second co-primary endpoint (p = .0006).

Strategic Restructuring and Reduction in Force

On August 5, 2025, we announced a strategic restructuring plan (the “Restructuring Plan”), pursuant to which we intend to focus on low-dose GLP-1 combination therapy, muscle mass maintenance, and U.S. market entry, in combination with other cost-saving measures. We launched several R&D, clinical and commercial initiatives in the second quarter of 2025 in light of this shift, including the below:

•
We signed a term sheet with a strategic partner to expand ex-US distribution and enhance the R&D pipeline, including the potential joint development of a novel, GLP-1 drug-eluting intragastric balloon.
•
We submitted our protocol for a prospective, multi-center study on the combination of the Allurion Program with a low-dose of GLP-1 for weight loss while maintaining muscle mass and increasing GLP-1 adherence to Institutional Review Boards (“IRBs”) in Europe for approval, and expect to begin enrollment for such study this year.
•
We commenced a transition to distribution partners with access to physician networks prescribing GLP-1s and equipped with teams and infrastructure to deliver metabolically healthy weight loss.

The Restructuring Plan includes a reduction in force of approximately 70 employees, or approximately 65% of its workforce, which we expect to substantially complete by the end of the third quarter of 2025. As part of this Restructuring Plan, we expect to incur severance and severance-related charges of approximately $1.5 million. Our estimated restructuring charges is based on a number of assumptions. Actual results may differ materially and we may also incur other charges or cash expenditures not currently contemplated or that cannot be currently estimated due to events that may occur as a result of, or be associated with, the Restructuring Plan.

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

Loss on extinguishment of debt

The loss on extinguishment of debt consists of the loss recognized upon the termination of our Fortress Term Loan and RTW Convertible Notes.

Other Income (Expense), net

Other income (expense), net consists of interest earned on our invested cash balances, which primarily consist of deposit accounts and money market funds, foreign currency transaction gains and losses and expense associated with our Share Obligation liability (as defined in Note 9, Debt, in the accompanying notes to the condensed consolidated financial statements). See Note 11, Fair Value Measurements, for further information.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024 (unaudited)

The following table summarizes our results of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
		(Restated)			(Restated)
Revenue	$3,379	$11,766	$(8,387)	$8,959	$21,152	$(12,193)
Cost of revenue	882	2,773	(1,891)	2,301	5,293	(2,992)
Gross profit	2,497	8,993	(6,496)	6,658	15,859	(9,201)
Operating expenses:
Sales and marketing	2,412	6,718	(4,306)	6,033	12,863	(6,830)
Research and development	1,800	4,310	(2,510)	4,424	10,035	(5,611)
General and administrative	5,237	7,311	(2,074)	10,435	13,697	(3,262)
Total operating expenses:	9,449	18,339	(8,890)	20,892	36,595	(15,703)
Loss from operations	(6,952)	(9,346)	2,394	(14,234)	(20,736)	6,502
Other income (expense):
Interest expense	-	(339)	339	-	(2,270)	2,270
Changes in fair value of warrants	2,064	1,376	688	7,733	4,507	3,226
Change in fair value of debt	(4,530)	8,070	(12,600)	(1,200)	8,070	(9,270)
Changes in fair value of Revenue Interest Financing and PIPE conversion option	60	(5,994)	6,054	(3,760)	(8,094)	4,334
Changes in fair value of earn-out liabilities	105	5,690	(5,585)	1,015	19,880	(18,865)
Loss on extinguishment of debt	(660)	(8,713)	8,053	(660)	(8,713)	8,053
Other income (expense), net	621	999	(378)	408	1,171	(763)
Total other income:	(2,340)	1,089	(3,429)	3,536	14,551	(11,015)
Income (loss) before income taxes:	(9,292)	(8,257)	(1,035)	(10,698)	(6,185)	(4,513)
Provision for income taxes:	(43)	(65)	22	(138)	(141)	3
Net income (loss)	$(9,335)	$(8,322)	$(1,013)	$(10,836)	$(6,326)	$(4,510)

Revenue

Revenue decreased $8.4 million, or 71%, to $3.4 million and decreased $12.2 million, or 58%, to $9.0 million for the three and six months ended June 30, 2025, respectively, compared to the same period in 2024. The decrease in revenue was primarily the result of the distributor transitions initiated in the second quarter of 2025, lower investment in sales and marketing as we move our strategy from business to business to customer and away from direct to customer, as well as the temporary suspension of sales in France. The decrease was also driven by selling less or no product to certain distributors and accounts to manage our credit risk.

Cost of Revenue

Cost of revenue decreased $1.9 million, or 68%, to $0.9 million for the three months ended June 30, 2025, and decreased $3.0 million, or 57%, to $2.3 million for the six months ended June 30, 2025 compared to the same periods in 2024. The decrease in cost of revenue was a direct result of decreased gastric balloon units sold.

Gross Profit

Gross profit decreased $6.5 million, or 72%, to $2.5 for the three months ended June 30, 2025, and decreased $9.2 million, or 58%, to $6.7 million for the six months ended June 30, 2025 compared to the same periods in 2024. The decrease in gross profit was primarily the result of a decrease in revenue and sales volume of our gastric balloon system.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses decreased $4.3 million, or 64%, to $2.4 million for the three months ended June 30, 2025, compared to the same period in 2024. The decrease in sales and marketing expenses was the result of a $2.2 million decrease in salaries and related benefit costs due to lower headcount as a result of a restructuring implemented during the fourth quarter of 2024, a $1.4 million decrease in marketing spend driven by a reorganization of our selling and marketing spend driven by a reorganization of our selling and marketing spend focusing on more efficient channels and geographies, and a $0.6 million decrease in shipping and logistics expenses.

Sales and marketing expenses decreased $6.8 million, or 53%, to $6.0 million for the six months ended June 30, 2025, as compared to the same period in 2024. The decrease in sales and marketing expenses was the result of a $3.8 million decrease in salaries and related benefit costs due to lower headcount as a result of a restructuring implemented during the fourth quarter of 2024, a $2.5 million decrease in marketing spend driven by a reorganization of our selling and marketing spend focusing on more efficient channels and geographies, and a $0.3 million decrease in shipping and logistics expenses.

Research and Development Expenses

Research and development expenses decreased $2.5 million, or 58%, to $1.8 million for the three months ended June 30, 2025, compared to the same period in 2024. The decrease in research and development expenses was primarily the result of a $1.6 million decrease in costs related to the AUDACITY clinical trial as the fourth and final module of the PMA was submitted to the FDA and a $0.8 million decrease attributable to salaries and related benefit costs due to lower headcount as a result of the restructuring implemented during the fourth quarter of 2024.

Research and development expenses decreased $5.6 million, or 56%, to $4.4 million for the six months ended June 30, 2025, compared to the same period in 2024. The decrease in research and development expenses was primarily the result of a $3.0 million decrease in costs related to the AUDACITY clinical trial as the fourth and final module of the PMA was submitted to the FDA and a $1.6 million decrease attributable to salaries and related benefit costs due to lower headcount as a result of the restructuring implemented during the fourth quarter of 2024.

General and Administrative Expenses

General and administrative expenses decreased $2.1 million, or 28%, to $5.2 million for the three months ended June 30, 2025, compared to the same period in 2024. The decrease in general and administrative expenses was primarily the result of a $1.8 million decrease in legal and professional fees, inclusive of $1.4 million in one-time legal fees in connection with the Amended Note Purchase Agreement with RTW and a $1.3 million decrease attributable to salaries, benefits and related costs due to lower headcount as a result of the restructuring implemented during the fourth quarter of 2024. This decrease was partially offset by a $0.8 million increase in bad debt expense.

General and administrative expenses decreased $3.3 million, or 24%, to $10.4 million for the six months ended June 30, 2025, compared to the same period in 2024. The decrease in general and administrative expenses was primarily the result of a $2.8 million decrease attributable to salaries, benefits and related costs due to lower headcount as a result of the restructuring implemented during the fourth quarter of 2024 and a $1.4 million decrease in legal and professional fees, inclusive of $1.4 million in one-time legal fees in connection with the Amended Note Purchase Agreement with RTW. This decrease was partially offset by a $0.8 million increase in bad debt expense.

Other income (expense)

Interest Expense

Interest expense decreased $0.4 million, or 100%, to zero for the three months ended June 30, 2025 and $2.3 million, or 100%, to zero for the six months ended June 30, 2025, compared to the same periods in 2024. The decrease in interest expense was due the termination of our Fortress Term Loan in April 2024.

Change in Fair Value of Warrants

The $2.1 million and $7.7 million gains attributable to the change in fair value of warrants for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, were due to mark to market fluctuations in our warrant liabilities due to the decline in value of our Common Stock during the periods.

Change in Fair Value of Debt

The $4.5 million and $1.2 million losses (as restated) attributable to the change in fair value of debt for each of the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, was due to mark to market fluctuations in our convertible debt.

Change in Fair Value of Revenue Interest Financing and PIPE Conversion Option

The $0.1 million gain and $3.8 million loss (as restated) attributable to the change in fair value of the Revenue Interest Financing and PIPE Conversion Option for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, was due to mark to market fluctuations in our Revenue Interest Financing during the period driven by an increase in the discount rate.

Change in Fair Value of Earn-Out Liabilities

The $0.1 million and $1.0 million gains attributable to the change in the fair value of earn-out liabilities for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, were due to the decline in value of our Common Stock during the periods.

Loss on extinguishment of debt

The $0.7 million loss on extinguishment of debt for both the three and six months ended June 30, 2025 was due to the loss on extinguishment of the RTW Convertible Notes in connection with the Second Amendment to Note Purchase Agreement. The $8.7 million loss attributable to the loss on extinguishment of debt for both the three and six months ended June 30, 2024 was due to the loss on extinguishment of our Fortress Term Loan in April 2024.

Other Income (Expense), Net

The change in Other income (expense), net for the three months ended June 30, 2025 compared to the same period in 2024 was a loss of $0.4 million. primarily driven by a $0.2 million decrease in other income. The change in Other income (expense), net for the six months ended June 30, 2025 compared to the same period in 2024, was a loss of $0.8 million driven by a $0.9 million loss related to the Share Obligation during the current six month period.

Provision for Income Taxes

We recorded a provision for income taxes of less than $0.1 million and $0.1 million for the three and six months ended June 30, 2025, respectively. These provisions for income taxes are due to net income in certain foreign jurisdictions.

Liquidity and Capital Resources

Since our inception, we have primarily obtained cash to fund our operations through the sale of Common Stock and preferred stock, issuance of term loans, and issuance of convertible debt instruments. As of June 30, 2025, we had $12.7 million in cash and cash equivalents. We incurred operating losses of $14.2 million and $20.7 million for the six months ended June 30, 2025 and 2024, respectively. We incurred cash outflows from operating activities of $17.1 million and $17.6 million during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $233.0 million. We expect to continue to generate operating losses for the foreseeable future.

Our future capital requirements will depend on many factors, including:

•
the emergence of competing innovative weight loss experiences and other adverse business developments;
•
the timing and extent of our sales and marketing and research and development expenditures; and
•
any investments or acquisitions we may choose to pursue in the future.

Our revenue for the six months ended June 30, 2025 was $9.0 million, which represented a quarter-over-quarter decrease of 58%. The decrease in revenue was primarily the result of the distributor transitions initiated in the second quarter of 2025, lower investment in sales and marketing as we move our strategy from business to business to customer and away from direct to customer, as well as the temporary suspension of sales in France. The decrease was also driven by selling less or no product to certain distributors and accounts to manage our credit risk. If our current cash and anticipated revenue and resulting cash flows from operations are insufficient to satisfy our liquidity requirements, due to increased expenditures, lower demand for or sales of our gastric balloon system, the occurrence of other events or the realization of the risks described in our Annual Report on Form 10-K under the heading "Risk Factors," we may be required to raise additional capital through the issuances of public or private equity or debt financing or other capital sources earlier than expected.

Until such time as we can generate sufficient revenue to fund operations, we expect to use proceeds from the issuance of equity, debt financings, or other capital transactions to fund our operations and satisfy our liquidity requirements, but the amount and timing of such financings are uncertain. We may be unable to increase our revenue, raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to increase our revenue, raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue our operations or the development and commercialization of one or more of our product candidates and other strategic initiatives. Based on our recurring losses from operations incurred since inception, the expectation of continuing operating losses for the foreseeable future, and the need to raise additional capital to finance our future operations and debt service payments, we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are issued.

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

As of June 30, 2025, $43.0 million of the RTW Convertible Notes remain outstanding and are included in convertible notes payable, net of discounts on our consolidated balance sheets. See Note 9, Debt, in the notes to our unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024 included within this Quarterly Report on Form 10-Q for additional details regarding the RTW Convertible Notes.

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

As of June 30, 2025, we have received $1.8 million in net proceeds from sales of shares of our Common Stock pursuant to the Purchase Agreement with Chardan.

Revenue Interest Financing Agreement

On August 1, 2023, we received $40.0 million in proceeds from the Revenue Interest Financing Agreement with RTW, which matures in December 2030. We entered into the Revenue Interest Financing Agreement on February 9, 2023 and received the proceeds at the closing of the Business Combination. On April 14, 2024, the Revenue Interest Financing Agreement was amended to, among other things, increase the rate of revenue interest payments to be paid to RTW. The Revenue Interest Financing Agreement is included in Revenue Interest Financing liability on our consolidated balance sheet as of June 30, 2025. See Note 10, Revenue Interest Financing, Side Letter, and PIPE Conversion Option in the notes to our unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024 included within this Quarterly Report on Form 10-Q for additional details regarding the Revenue Interest Financing Agreement.

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

Material Cash Requirements for Known Contractual and Other Obligations

Leases

We have entered into various non-cancellable operating leases for our corporate office, manufacturing facilities, research and development labs, management office space and certain equipment. The leases have varying terms expiring between 2025 and 2028. See Note 17, Commitments and Contingencies of the notes to our unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024 for additional details related to our noncancelable operating leases.

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

Cash Flows

The following table sets forth a summary of cash flows for the periods presented:

	Six Months Ended June 30,
(In thousands)	2025	2024
Net cash used in operating activities	$(17,082)	$(17,563)
Net cash used in investing activities	-	(539)
Net cash provided by (used in) financing activities	14,428	(673)
Net decrease in cash and cash equivalents, and restricted cash	$(2,654)	$(18,775)

Net Cash Used in Operating Activities

Six Months Ended June 30, 2025

During the six months ended June 30, 2025, operating activities used $17.1 million of cash resulting from a net loss of $10.8 million (as restated) and net cash used from changes in our operating assets and liabilities of $7.0 million, partially offset by non-cash charges of $0.7 million (as restated).

Non-cash income consisted of $7.7 million of mark to market adjustments related to our warrant liabilities, $1.6 million of interest paid on debt recorded at fair value, $1.0 million of income related to the change in fair value of our earn-out liabilities, and $0.9 million other noncash items. This non-cash income was more than offset by a $3.8 million loss (as restated) related to the change in fair value of our Revenue Interest Financing and PIPE Conversion Option, $1.9 million of stock-based compensation expenses, $1.1 million of issuance costs related to warrants, a $1.2 million loss (as restated) related to the change in fair value of our convertible debt, $0.9 million change in the fair value of the Share Obligation, $0.7 million loss on the extinguishment of debt, $0.8 million provision for uncollectible accounts, $0.6 million of depreciation and amortization expense, $0.4 million provision for inventory, and $0.4 million of non-cash lease expense.

Net cash provided by changes in our operating assets and liabilities consisted of a $1.4 million decrease in accounts receivable, and a $0.2 million decrease in prepaid expenses, other current and long-term assets, partially offset by a net $7.1 million decrease in accounts payable, accrued expenses and other current liabilities, a $0.8 million increase in inventory, and a $0.5 million decrease in our lease liabilities.

The decrease in accounts receivable was the result of an increase in cash collections and decrease in revenue. The net decrease in accounts payable, accrued expenses and other current liabilities was primarily related to decreased expenses and timing of payments. The increase in inventory was primarily related to a decrease in sales compared to forecast and an increase in device and subassemblies inventory.

Six Months Ended June 30, 2024 (Restated)

During the six months ended June 30, 2024, operating activities used $17.6 million of cash resulting from a net loss of $6.3 million (as restated), non-cash income of $12.8 million (as restated), partially offset by net cash provided by changes in our operating assets and liabilities of $1.5 million.

Non-cash income consisted of $19.9 million of income related to the change in fair value of our earn-out liabilities, $8.1 million of income (as restated) related to the change in fair value of our convertible debt, $4.5 million of mark to market adjustments related to our warrant liabilities, $1.9 million of income related to the change in fair value of our term loan derivative liability, $1.4 million of debt issuance costs associated with debt at fair value, and $1.1 million of interest paid on debt recorded at fair value. This non-cash income was partially offset by a $8.7 million loss on the extinguishment of our Fortress Term Loan, an $8.1 million loss (as restated) related to the change in fair value of the Revenue Interest Financing and PIPE Conversion Option, $1.5 million of non-cash interest expense, $1.4 million of stock-based compensation expenses, $0.6 million of depreciation and amortization expense, $0.4 million of non-cash lease expense, $0.4 million of unrealized loss on foreign exchange, and a $0.4 million provision for inventory.

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

Net Cash Used in Investing Activities

Six Months Ended June 30, 2025 and 2024

During the six months ended June 30, 2025 and June 30, 2024, cash used in investing activities was zero and $0.5 million, respectively, consisting of purchases of property and equipment.

Net Cash Provided by (Used in) Financing Activities

Six Months Ended June 30, 2025 and 2024

During the six months ended June 30, 2025, cash provided by financing activities was $14.4 million, consisting of a $13.7 million proceeds from public offerings, net of issuance costs and a $0.7 million of proceeds from our equity line financing.

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

There have been no material changes in our critical accounting policies and significant judgments and estimates as compared to those disclosed in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. See Note 3, Summary of Significant of Accounting Policies in the accompanying notes to the condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional details of our accounting policies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents totaling $12.7 million at June 30, 2025. Cash equivalents were invested primarily in money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under our investment policy, we invest in highly rated securities, issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, net loss or cash flows.

As of June 30, 2025, we had no variable rate debt outstanding.

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

To date, we have not engaged in any foreign currency hedging activities. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency exchange rates. During the six months ended June 30, 2025, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would have had an impact of approximately 5% on revenues and 4% on expenses and would have impacted our net income by approximately 3%. During the six months ended June 30, 2024, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would have had an impact of approximately 7% on revenues and 3% on expenses and would have impacted our net loss by approximately 6%.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, who is our principal executive officer and principal financial officer, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. As described in the Explanatory Note to this Form 10-Q, while preparing its unaudited condensed consolidated financial statements for the quarter ended June 30, 2025, the Company identified an Error which led to the restatement of certain of the Company’s historical consolidated financial statements. The Company's management determined that the Error and the related restatements were the result of the existing material weaknesses in the Company’s internal control over financial reporting described above. The Company determined that the Error originated from the lack of sufficient levels of staff with public company and technical accounting experience to maintain proper control activities and perform risk assessment and monitoring activities.

Based on that review and evaluation, which included the Error and the related restatements, the Chief Executive Officer has concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2025 as a result of the material weaknesses in our internal control over financial reporting discussed below.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Except as described below, we are not currently a party to any material legal proceedings. Regardless of outcome, such proceedings or claims can have an adverse impact on the Company because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

On August 12, 2025, Vanderbilt University Medical Center (“Vanderbilt”) filed a complaint against the Company in the United States District Court for the Middle District of Tennessee, captioned Vanderbilt University Medical Center v. Allurion Technologies, Inc., d/b/a Allurion. Vanderbilt’s complaint alleges that the Company breached the Clinical Trial Agreement, dated June 30, 2022, by and between the Company and Vanderbilt, related to the clinical trial for the Allurion Balloon by failing to reimburse medical expenses incurred in treating a patient enrolled in such trial at Vanderbilt. Vanderbilt is seeking damages of approximately $2.5 million. The Company intends to defend against such claims vigorously, but cannot assure you that it will be successful in prevailing in such proceeding or that it will not incur material costs in defending against such allegations.

Item 1A. Risk Factors.

Information regarding risk factors appears in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K. Except as set forth below, there have not been any material changes from the risk factors set forth in our Annual Report on Form 10-K. In addition to the matters set forth herein, investors should review the risks factors and other information provided in the Annual Report on Form 10-K prior to making an investment in the Company. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report on Form 10-K, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial conditions and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

Our strategic restructuring and cash preservation activities, including the reduction in force, may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In August 2025, we implemented a strategic restructuring, including a reduction in force. In connection with the reduction in force, we expect to incur costs of approximately $1.5 million, which are primarily one-time severance benefits. We may not realize, in full or at all, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our reduction in force may be disruptive to our operations. For example, headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of remaining employees.

Due to our limited resources, we may not be able to effectively manage our operations, which may result in weaknesses in our infrastructure, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. For example, our limited resources and workforce reduction may negatively impact our R&D and clinical trial activities or expose us to cybersecurity risks, which could result in unexpected costs and expenses and have a material adverse effect on our business, financial condition and prospects.

The U.S. Congress, the presidential administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department. For example, the One Big Beautiful Bill Act (“OBBBA”) was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the IRC, in taxable years beginning after December 31 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31 2024. In recent years, many changes to tax laws have been made and changes are likely to continue to occur in the future.

In addition, since the start of the new administration in 2025, United States policy changes have been implemented at a rapid pace and additional changes are likely. Changes to United States policy implemented by the U.S. Congress, the presidential administration or any new administration have impacted and may in the future impact, among other things, the United States and global economy, international trade relations, unemployment, immigration, health care, taxation, the United States regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, such changes could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Exhibit Number	Description	Incorporated by Reference herein from - Form or Schedule	File Number	Exhibit	Filed Date
3.1	Amended and Restated Certificate of Incorporation of Allurion Technologies, Inc. (f/k/a Allurion Technologies Holdings, Inc.)	8-K	001-41767	3.1	August 7, 2023
3.2	Bylaws of Allurion Technologies, Inc. (f/k/a Allurion Technologies Holdings, Inc.)	8-K	001-41767	3.2	August 7, 2023
4.1	Warrant Agreement, dated February 4, 2021, between Compute Health Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-40001	4.1	February 9, 2021
4.2	Amendment to Warrant Agreement, dated August 1, 2023, by and between Compute Health and Continental Stock Transfer & Trust Company.	8-K	001-41767	4.2	August 7, 2023
4.3	Warrant Assignment, Assumption and Amendment Agreement, dated August 1, 2023, by and among Compute Health Acquisition Corp., New Allurion Holdings, Inc., and Continental Stock Transfer & Trust Company.	8-K	001-41767	4.3	August 7, 2023
4.4	Form of Public Warrant.	8-K	001-41767	4.1	July 1, 2024
4.5	Form of Private Placement Warrant.	8-K	001-41767	4.2	July 1, 2024
4.6	Form of Common Warrant (January 2025)	8-K	001-41767	4.1	January 28, 2025
4.7	Form of Common Warrant (February 2025)	8-K	001-41767	4.1	February 21, 2025
4.8	Form of Private Placement Warrant (February 2025)	8-K	001-41767	4.2	February 21, 2-25
10.1	Second Amendment to Note Purchase Agreement, dated as of April 15, 2025, by and among Allurion Technologies, Inc., the purchasers party thereto, and RTW Investments, L.P. as agent for the purchasers.	8-K	001-41767	10.1	April 17, 2025
10.2*	Eighth Amendment to 11 Huron Lease, dated as of June 20, 2025, by and between Allurion Technologies, Inc. and Legacy Huron, LLC.
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