Form 10-K/A
period 2023-12-31
ALLURION TECHNOLOGIES, INC.
filed 2025-08-28
CIK 1964979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (“Form 10-K/A”, or “Amended Annual Report on Form 10-K”) amends and restates certain items in Allurion Technologies, Inc.'s (the “Company”) Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2023, initially filed with the Securities and Exchange Commission (the "SEC") on March 26, 2024 and subsequently amended on April 29, 2024 (the "Original Form 10-K").

In this Form 10-K/A, the Company is restating its previously issued audited consolidated financial statements as of and for the fiscal year ended December 31, 2023 as further described below.

In addition, the Company previously filed (i) Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 with the SEC on August 19, 2025 (together with this Form 10-K/A, the “Annual Reports”), to restate its previously issued audited consolidated financial statements as of and for the fiscal year ended December 31, 2024 and (ii) Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 with the SEC on August 19, 2025 (“Form 10-Q/A”) to restate its previously issued unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2025. Further, the Company is filing amendments to its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2024, June 30, 2024, and September 30, 2024 (together with the Form 10-Q/A, the “Quarterly Reports”) to restate its previously issued unaudited condensed consolidated financial statements for the fiscal quarters ended March 31, 2024, June 30, 2024, and September 30, 2024, respectively.

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

In addition to the restatement discussed above, the Company effected a 1-to-25 reverse stock split on January 3, 2025 (the “Reverse Stock Split”). As such, the Company has retrospectively adjusted Part II - Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II - Item 8, Financial Statements and Supplementary Data to reflect the effects of the Reverse Stock Split. No other items in this Form 10-K/A were adjusted as a result of the Reverse Stock Split.

Items Amended in this Filing

This Form 10-K/A amends and restates the following items of the Original Form 10-K:

•
Part I - Item 1A. Risk Factors
•
Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•
Part II - Item 8. Financial Statements and Supplementary Data
•
Part II - Item 9A. Controls and Procedures
•
Part IV - Item 15. Exhibits and Financial Statement Schedules

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications specified in Rule 13a-14 under the Exchange Act from the Company’s Chief Executive Officer, dated as of the date hereof, are being filed or furnished, as applicable, with this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2, and an updated Consent of Independent Registered Public Accounting Firm is being filed as Exhibit 23.1. This Form 10-K/A also includes an updated Report of Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the years ended December 31, 2023 and 2022 and updated signature page.

This Form 10-K/A sets forth the information in the Original Form 10-K in its entirety, as such information is amended and restated where necessary to reflect the restatement, Reverse Stock Split (with respect to Items 7 and 8 only) and related revisions. Except as provided above, this Form 10-K/A does not amend, update or change any other items or disclosures or otherwise reflect events occurring after the date of the Original Form 10-K to the date this Form 10-K/A is filed. As such, forward-looking statements included in this Form 10-K/A may represent management’s views as of the date of the Original Form 10-K and should not be assumed to be accurate as of any date thereafter. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s other SEC filings.

Restatement Background

i

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

As a result, the Company is restating the accompanying consolidated financial statements as of and for the fiscal year ended December 31, 2023.

Internal Control Considerations

Following the identification of the Error and in connection with the restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2023. The Company’s management determined that the Error and the related restatement were the result of material weaknesses in the Company’s internal control over financial reporting. As a result, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023, and the Company’s disclosure controls and procedures were not effective as of December 31, 2023. The Company's management concluded the Error and restatement were symptomatic of the existing material weaknesses in the Company's disclosure controls and procedures and internal control over financial reporting, which were previously concluded to be ineffective as of December 31, 2023. See Part II - Item 9A. Controls and Procedures, in this Form 10-K/A for additional information related to these material weaknesses in disclosure controls and procedures and internal control over financial reporting and the planned remedial measures.

ii

iii

Cautionary Statement Regarding Forward-Looking Statements

This Amended Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and these statements involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Amended Annual Report on Form 10-K are forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding the plans, strategies and prospects, both business and financial, of Allurion Technologies, Inc. (“Allurion”). These statements are based on the beliefs and assumptions of the management of Allurion. Although Allurion believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, Allurion cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes”, “estimates”, “expects”, “projects”, “target”, “goal”, “forecasts”, “may”, “will”, “potential”, “should”, “would”, “could”, “future”, “seeks”, “plans”, “predicts”, “propose”, “scheduled”, “anticipates”, “intends”, or similar expressions. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about the ability of Allurion to:

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

We have based the forward-looking statements contained in this Amended Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect Allurion’s business, financial condition, results of operations, prospects, business strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described in the section entitled “Risk Factors” beginning on page 25 and elsewhere in this Amended Annual Report on Form 10-K. These risks are not exhaustive. Other sections of this Amended Annual Report on Form 10-K include additional factors that could adversely impact our business and financial performance. Moreover, Allurion operates in very competitive and rapidly changing environments. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Amended Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

Summary Risk Factors

Investing in our securities involves risks. If any of these risks actually occur, our business, financial condition and results of operations would likely be materially adversely affected. You should carefully consider all the information contained in this Amended Annual Report on Form 10-K before making a decision to invest in our securities. In particular, you should consider the risk factors described under the section of the Amended Annual Report on Form 10-K entitled “Risk Factors”. Some of these risks related to our business, operations, financial performance and industry are summarized below.

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

To date, most of our revenues have been generated from sales of the Allurion Balloon. We began selling the Allurion Balloon in Europe in January 2016 and to date have launched in over 50 countries globally outside of the United States. We currently sell our products either via our direct sales force or, in certain countries, distributors. In 2022, we generated $64.2 million in revenue, representing 68% year-over-year ("YOY") growth and generated a gross profit margin of 79% and a net loss of $37.7 million. In 2023, we generated $53.5 million in revenue, representing a 17% YOY decline and generated a gross profit margin of 78% and a net loss of $82.8 million (as restated).

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

We make available free of charge on our website the our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of our website are not a part of this Amended Annual Report on Form 10-K and should not be considered to be a part of, or incorporated into, this Amended Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein or therein by reference.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. Before you decide to invest in our securities, you should consider carefully the risks described below, together with the other information contained in this Amended Annual Report on Form 10-K, including our financial statements and the related notes appearing at the end of this Amended Annual Report on Form 10-K. We believe the risks described below are the risks that are material to us as of the date of this Amended Annual Report on Form 10-K. If any of the following risks actually occur, our business, results of operations and financial condition would likely be materially and adversely affected. In these circumstances, the market price of our securities could decline, and you may lose part or all of your investment.

Except for the risk factors below titled, “We have incurred net operating losses in the past and expect to incur net operating losses for the foreseeable future,”“We are restating certain of our previously issued financial statements, which may lead to additional risks and uncertainties, including unanticipated costs, legal proceedings and regulatory actions, and may adversely affect investor confidence, our share price, our reputation and our ability to raise capital in the future” and “We have previously identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future. If we fail to remediate a material weakness or if we otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results, and may adversely affect investor confidence and business operations,” this Item 1A. Risk Factors has not been updated to reflect developments occurring subsequent to the filing of the Original Form 10-K on March 26, 2024. However, all risk factors should be considered in the context of the risk factors indicated above.

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

We have incurred net operating losses since our inception, and we continue to incur significant research and development, general and administrative, and sales and marketing expenses related to our operations. We do not expect to be profitable in 2024, and in future years we expect to incur significant sales and marketing expenses to expand our business and clinical research expenses related to, among other things, the AUDACITY trial for the Allurion Balloon in the U.S. Investment in medical device product development, particularly clinical trials, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate safety or effectiveness. We expect to generate significant operating losses for the foreseeable future. As of December 31, 2023 and December 31, 2022, we had an accumulated deficit of $215.0 million (as restated) and $132.2 million, respectively. Based on our recurring losses and expectations to incur significant expenses and negative cash flow for the foreseeable future, the need to raise additional capital to finance our future operations and debt service payments, and the potential of being unable to remain in compliance with certain financial covenants under the Fortress Term Loan, our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2023 expressing substantial doubt about our ability to continue as a going concern, and we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that the consolidated financial statements for December 31, 2023 are issued.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion and analysis should be read together with the consolidated financial statements as of and for the years ended December 31, 2023 and December 31, 2022, included in this Amended Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the sections titled “Cautionary Statement Regarding Forward-Looking Statements" and “Risk Factors” in other parts of this Amended Annual Report on Form 10-K. For purposes of this section, all references in this discussion and analysis to “Allurion,” the “Company”, “we,” “us,” or “our” refers to the business and operations of Allurion and its consolidated subsidiaries following the consummation of the Business Combination and to Legacy Allurion and its consolidated subsidiaries prior to the consummation of the Business Combination. “Legacy Allurion” refers to Allurion Technologies, LLC, which was previously known as Allurion Technologies Opco, Inc. (formerly Allurion Technologies, Inc.) prior to the consummation of the Business Combination.

Restatement of Previously Issued Financial Statements; Reverse Stock Split

As discussed in the Explanatory Note to this Form 10-K/A, the Company is restating its previously issued audited consolidated financial statements as of and for the year ended December 31, 2023. As a result, the previously reported financial information as of and for the year ended December 31, 2023 in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to reflect the restatement. In addition, such financial information has been retroactively adjusted to reflect the results of a 1-to-25 reverse stock split effected by the Company on January 3, 2025 (the “Reverse Stock Split”). See Note 2 “Restatement of Previously Issued Consolidated Financial Statements” and Note 1 “Organization and Basis of Presentation” to the consolidated financial statements included in this Form 10-K/A for further detail regarding the restatement and the Reverse Stock Split, including descriptions of the adjustments and the impacts on our consolidated financial statements. Other than the effects of the restatement and the Reverse Stock Split noted above, this section has not been otherwise modified and does not reflect any information or events occurring after March 26, 2024, the filing date of the Original Form 10-K, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products and receipt and maintenance of regulatory approvals. We generated revenue of $53.5 million and $64.2 million for the years ended December 31, 2023 and 2022, respectively, and incurred net losses of $82.8 million (as restated) and $37.7 million for those same periods. We expect to continue to incur net losses as we focus on obtaining regulatory approvals for our products in new markets, refining our sales and marketing strategies, and continuing research and development efforts to further enhance our existing products. Further, following the closing of the Business Combination described below in “Recent Developments,” we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. As a result, we will need substantial additional funding for expenses related to our operating activities, including selling, marketing, general and administrative expenses and research and development expenses.

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

The Business Combination was accounted for as a reverse capitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, Compute Health, which was the legal acquirer, was treated as the “acquired” company for financial reporting purposes and Legacy Allurion was the accounting “acquirer”. Accordingly, the Business Combination was treated as the equivalent of our company issuing stock for the net assets of Compute Health, accompanied by a recapitalization. Our net assets and the net assets of Compute Health are stated at historical costs, with no goodwill or other intangible assets recorded. This determination is primarily based on the fact that, immediately following the Business Combination, Legacy Allurion stockholders had a majority of the voting power of Allurion, Legacy

Allurion controlled the majority of the board seats of Allurion, and Legacy Allurion senior management comprised all of the senior management of Allurion. The equity structure has been restated in all comparative periods up to the Closing Date to reflect the number of shares of the Company's common stock, $0.0001 par value per share (“Allurion Common Stock” or the “Company’s Common Stock”), issued to Legacy Allurion stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Allurion's convertible preferred stock and Legacy Allurion common stock prior to the Business Combination have been retroactively restated as shares reflecting the Exchange Ratio of approximately 0.9780 (the "Exchange Ratio") established in the Business Combination, in addition to the Reverse Stock Split. As a result of this retrospective application, certain prior period balances within the consolidated balance sheet have changed. Refer to Note 4, Business Combination, in the notes to our annual consolidated financial statements for the years ended December 31, 2023 and 2022 included within the Amended Annual Report on Form 10-K for further discussion regarding the closing of the Business Combination with Compute Health.

Upon the closing of the Business Combination, (a) holders of Legacy Allurion Common Stock received shares of Allurion Common Stock in an amount determined by application of the Exchange Ratio of approximately 0.9780, (b) each then-outstanding share of Legacy Allurion preferred stock was converted into the right to receive shares of Allurion Common Stock equal to the number of shares of Allurion Common Stock that would be issued upon conversion of such outstanding share of Legacy Allurion preferred stock based on the applicable conversion ratio multiplied by the Exchange Ratio, (c) each then-outstanding and unexercised Legacy Allurion Option was converted into a new Allurion Option on the same terms and conditions as were applicable to such Legacy Allurion Option based on the Exchange Ratio ("Rollover Option"), (d) each then-outstanding Legacy Allurion Warrant was converted into a new Allurion warrant based on the Exchange Ratio ("Rollover Warrant"), (e) each then-outstanding Legacy Allurion restricted stock unit was converted into a rollover restricted stock unit based on the Exchange Ratio, and (f) certain amounts of loans made by Compute Health Sponsor LLC ("the Sponsor") to CPUH, which balance was $3.7 million at the time of the Business Combination (the "Sponsor Loan Excess"), was converted into 21,023 shares of Allurion Common Stock (the "Sponsor Loan Equity Issuance"). For periods prior to the Business Combination, the reported share and per share amounts have been retroactively converted by applying the Exchange Ratio. The consolidated assets, liabilities, and results of operations prior to the Business Combination are those of Legacy Allurion.

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

PIPE Investment

In connection with the execution of the Business Combination Agreement, Allurion and Compute Health entered into subscription agreements, each dated February 9, 2023 (the "PIPE Subscription Agreements") with certain accredited investors and qualified institutional buyers (the "PIPE Investors"), pursuant to which, upon the terms and subject to the conditions set forth therein, the PIPE Investors, among other things, purchased an aggregate of 215,468 shares of Allurion Common Stock at a price of $176.00 per share, for an aggregate purchase price of $37.9 million, following the CPUH Merger Effective Time and immediately prior to the Intermediate Merger Effective Time (the "PIPE Investment").

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

Additionally, in connection with our entry into the Revenue Interest Financing, we, Compute Health, Legacy Allurion, Merger Sub II and RTW entered into a side letter (the "RTW Side Letter") under which RTW may elect to convert up to $7.5 million of its initial PIPE subscription into an additional revenue interest financing by forfeiting a number of shares of our common stock acquired by the PIPE subscription (the "PIPE Conversion Option"). Refer to Note 10, Revenue Interest Financing, Side Letter, and PIPE Conversion Option, in the notes to our annual consolidated financial statements for the years ended December 31, 2023 and 2022 included within this Amended Annual Report on Form 10-K for further discussion on the Revenue Interest Financing.

On May 2, 2023, the parties amended and restated the RTW Side Letter in connection with the Backstop Agreement (defined below), pursuant to which, among other things, Allurion issued 10,000 shares of Common Stock to RTW immediately prior to the Intermediate Merger Effective Time.

Fortress Credit Agreement

On August 1, 2023, we entered into a term loan facility (the "Fortress Term Loan") pursuant to a credit agreement and guaranty (the "Fortress Credit Agreement") with Fortress Credit Corp. ("Fortress"). Under the terms of the Fortress Term Loan, we have borrowed $60.0 million. In connection with the closing of the Business Combination, we used the borrowings under the Fortress Term Loan to repay outstanding principal, accrued and unpaid interest and other obligations with respect to our previous loan and security agreement with Runway Credit Corp. (the "2021 Term Loan"). The Fortress Term Loan will mature in June 2027. Interest on borrowings under the Fortress Term Loan will be payable in arrears monthly at a floating interest rate equal to the current applicable margin of 6.44% plus the greater of 3.0% or the Wall Street Journal Prime Rate. An exit payment equal to 3% of the Fortress Term Loan will be due upon the prepayment or maturity date of the Fortress Term Loan. Additionally, per the terms of the Fortress Term Loan and Backstop Agreement, we issued an aggregate of 38,000 shares of our Common Stock to an affiliate of Fortress pursuant to a subscription agreement between Allurion and such affiliate. For the avoidance of doubt, the Backstop Shares issued to Fortress are included in the aggregate issuance of 38,000 shares of our Common Stock issued to an affiliate of Fortress. In December 2023, we prepaid $20.0 million of the outstanding principal amount under the Fortress Term Loan. In connection with the prepayment, we entered into an amendment with Fortress (the "Fortress Amendment"), under which certain terms were amended including the minimum liquidity covenant. Pursuant to the Fortress Amendment, we incurred $3.1 million of paid in-kind fees, which were added to the outstanding principal amount under the Fortress Term Loan.

Backstop Agreement

On May 2, 2023, CFIP2 ALLE LLC, an affiliate of Fortress Credit Corp., and RTW (collectively, the “Backstop Purchasers”), Legacy Allurion, Allurion and Hunter Ventures Limited (“HVL”) entered into the backstop agreement (the “Backstop Agreement”). Pursuant to the Backstop Agreement, immediately prior to the Intermediate Merger Effective Time (a) each Backstop Purchaser purchased $2 million of the aggregate principal amount outstanding of HVL's Legacy Allurion convertible note issued in February 2023, (b) Allurion canceled the existing HVL Legacy Allurion Convertible Note and issued a new Allurion Convertible Note to HVL for the remaining balance together with all unpaid interest accrued since the date of issuance thereof, (c) Allurion issued new Allurion Convertible Notes to each Backstop Purchaser with an issuance date of August 1, 2023 and an original principal amount of $2 million each and (d) Allurion issued 28,000 shares of our Common Stock to each Backstop Purchaser. Refer to Note 9, Debt, in the notes to our annual consolidated financial statements for the years ended December 31, 2023 and 2022 included within this Amended Annual Report on Form 10-K for further discussion regarding the Backstop Agreement.

HVL Termination Agreement

On May 2, 2023, HVL and Legacy Allurion entered into a letter agreement (the “HVL Termination Agreement”), terminating the side letter agreement entered into between Legacy Allurion and HVL in connection with the issuance of HVL’s Legacy Allurion Convertible Note on February 15, 2023. Pursuant to the HVL Termination Agreement, among other things, at the closing of the Business Combination, upon the terms and subject to the conditions set forth therein, we issued to HVL 15,508 shares of our Common Stock. Refer to Note 9, Debt, in the notes to our annual consolidated financial statements for the years ended December 31, 2023 and 2022 included within this Amended Annual Report on Form 10-K for further discussion regarding the HVL Termination Agreement.

Gaur Contribution Agreement

On May 2, 2023, Shantanu K. Gaur and Neha Gaur, trustees of The Shantanu K. Gaur Revocable Trust of 2021 (the “Gaur Trust”) and Allurion entered into a contribution agreement (the “Gaur Contribution Agreement”), pursuant to which, among other things, upon the terms and subject to the conditions set forth therein, the Gaur Trust contributed to Allurion, as a contribution of capital, 3,170 shares of our Common Stock (the “Gaur Trust Contributed Shares”). The Gaur Trust’s contribution of the Gaur Trust Contributed Shares was effective immediately following the consummation of the Business Combination and the issuance of shares of our Common Stock to the Gaur Trust pursuant to the terms of the Business Combination Agreement.

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

Sponsor Contribution Agreement

On May 2, 2023, the Sponsor and Compute Health entered into a letter agreement (the “Sponsor Contribution Agreement”) pursuant to which, among other things, upon the terms and subject to the conditions set forth therein, the Sponsor agreed to contribute to Compute Health, as a contribution of capital, 161,379 shares of Compute Health Class A Common Stock (“Contributed Shares”), prior to giving effect to the Reverse Stock Split. The Sponsor’s contribution of the Sponsor Contributed Shares was effective immediately following the CPUH Recapitalization (defined below) and immediately prior to the CPUH Merger Effective Time.

Sponsor Support Agreement

On February 9, 2023, Allurion entered into a Support Agreement with the Sponsor (the "Sponsor Support Agreement"), pursuant to which immediately prior to the CPUH Merger Effective time, (a) the Sponsor recapitalized each of the Sponsor’s 21,442,500 shares of Compute Health Class B Common Stock, and all 12,833,333 of the Sponsor’s warrants to purchase shares of Class A Common Stock into 2,088,327 shares of Compute Health Class A Common Stock and (b) the additional Class B Holders as set forth on Schedule I of the Sponsor Support Agreement (the "Additional Class B Holders") recapitalized his or her 30,000 shares of Compute Health Class B Common Stock into 21,120 shares of Compute Health Class A Common Stock (the "CPUH Recapitalization"). Subsequently, at the CPUH Merger Effective Time, each such share of Compute Health Class A Common Stock was converted into shares of our Common Stock at an exchange ratio of 1.420455 (the "CPUH Exchange Ratio"), prior to giving effect to the Reverse Stock Split.

Public Warrants and Warrant Amendment

On July 26, 2023, holders of Compute Health’s public warrants, each of which entitled the holder thereof to purchase one share of Class A Common Stock of CPUH at an exercise price of $11.50 per share (collectively, the “Compute Health Public Warrants”), prior to giving effect to the Reverse Stock Split, approved an amendment (the “Warrant Amendment”) to the warrant agreement by and between Compute Health and Continental Stock Transfer & Trust Company, as Warrant Agent, dated as of February 9, 2021, as may be amended or supplemented (the “Warrant Agreement”), which governed all of Compute Health’s public and private warrants. Per the terms of the Warrant Amendment, (i) upon the completion of the Business Combination, each of the outstanding Compute Health Public Warrants became exercisable for 0.056818 shares of Allurion Common Stock at an exercise price of $202.50 per share; (ii) upon the completion of the Business Combination, each Compute Health Public Warrant was exchanged for 0.6125 (prior to giving effect to the Reverse Stock Split) of a Allurion warrant to purchase shares of Allurion Common Stock (collectively, the “Public Warrants”); (iii) the terms of the Compute Health Public Warrants were amended such that they will expire on August 1, 2030, which is seven years after the consummation of the Business Combination, or earlier upon redemption or liquidation; (iv) Section 4.4 of the Warrant Agreement relating to adjustments of the Warrant Price (as defined in the Warrant Agreement) if Compute Health issued additional shares or equity-linked securities for capital raising purposes in connection with the closing of the Business Combination was deleted; (v) Sections 6.1 and 6.2 of the Warrant Agreement were amended to provide that, subject to the terms of the Warrant Agreement, not less than all of the Compute Health Public Warrants may be redeemed for cash or for shares of Common Stock after a date that is 90 days after the date on which Compute Health completed the Business Combination; and (vi) certain adjustments to the Reference Value (as defined in the Warrant Agreement), redemption trigger price, and the table summarizing the redemption prices for the Compute Health Public Warrants as a result of the foregoing amendments to the Warrant Agreement were made. In connection with the Business Combination, each Compute Health Public Warrant was assumed by Allurion and converted into a Public Warrant.

Chardan Equity Facility

On December 18, 2023, we entered into a ChEF Purchase Agreement (the "Purchase Agreement") and a Registration Rights Agreement (the "Registration Rights Agreement"), each with Chardan Capital Markets ("Chardan") related to a "ChEF," Chardan's committed equity facility (the "Chardan Equity Facility"). Pursuant to the Purchase Agreement, we have the right from time to time at its option to sell to Chardan up to the lesser of (i) $100,000,000 in aggregate gross purchase price of newly issued shares of our Common Stock, and (ii) 379,299 shares of our Common Stock, which number of shares is equal to 19.99% of the shares of our Common Stock outstanding immediately prior to the execution of the Purchase Agreement (the "Exchange Cap"). In consideration for Chardan’s entry into the Purchase Agreement, we issued to Chardan 1,421 shares of our Common Stock. We also paid Chardan a structuring fee of $125,000 in cash. Pursuant to the Purchase Agreement, We will also reimburse Chardan up to $300,000 for fees and disbursements of Chardan’s legal counsel over the term of the facility. The Chardan Equity Facility will remain outstanding for three years unless terminated by the parties pursuant to the terms of the Purchase Agreement. The purpose of the execution of the Chardan Equity Facility is to fund our general corporate expenses.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022	Change
	(Restated)
Revenue	$53,467	$64,211	$(10,744)
Cost of revenue	11,970	13,485	(1,515)
Gross profit	41,497	50,726	$(9,229)
Operating expenses:
Sales and marketing	46,857	50,405	(3,548)
Research and development	27,694	16,966	10,728
General and administrative	46,024	15,365	30,659
Total operating expenses:	120,575	82,736	37,839
Loss from operations	(79,078)	(32,010)	(47,068)
Other income (expense):
Interest expense	(10,566)	(4,426)	(6,140)
Changes in fair value of warrants	8,364	(821)	9,185
Changes in fair value of debt	(3,751)	—	(3,751)
Changes in fair value of Revenue Interest Financing and PIPE conversion option	(4,402)	—	(4,402)
Changes in fair value of earn-out liabilities	29,050	—	29,050
Termination of convertible note side letters	(17,598)	—	(17,598)
Loss on extinguishment of debt	(3,929)	—	(3,929)
Other income (expense), net	(643)	(344)	(299)
Total other income (expense):	(3,475)	(5,591)	2,116
Loss before income taxes:	(82,553)	(37,601)	(44,952)
Provision for income taxes:	(264)	(143)	(121)
Net loss	$(82,817)	$(37,744)	$(45,073)

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

Change in Fair Value of Revenue Interest Financing and PIPE Conversion Option

The $4.4 million loss (as restated) attributable to the change in fair value of Revenue Interest Financing and PIPE conversion option for the year ended December 31, 2023 was primarily due to the initial recognition of the PIPE Conversion Option of $3.3 million on August 1, 2023 and an additional $3.1 million loss (as restated) in the fair value from August 1, 2023 to December 31, 2023 due to a decrease in the Company's stock price during that period. This expense was partially offset by a $2.0 million gain (as restated) in the fair value in the Revenue Interest Financing from when the liability was established on August 1, 2023 to December 31, 2023.

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

Liquidity and Capital Resources

Since our inception, we have primarily obtained cash to fund our operations through the sale of preferred stock, issuance of term loans and issuance of convertible debt instruments. As of December 31, 2023, we had $38.0 million in cash and cash equivalents. We incurred net losses of $82.8 million (as restated) and $37.7 million for the years ended December 31, 2023 and 2022, respectively. We incurred cash outflows from operating activities of $64.0 million and $47.0 million during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $215.0 million (as restated) We expect to continue to generate significant operating losses for the foreseeable future.

Our future capital requirements will depend on many factors, including:

•
the emergence of competing innovative weight loss experiences and other adverse marketing developments;
•
the timing and extent of our sales and marketing and research and development expenditures; and
•
any investments or acquisitions we may choose to pursue in the future.

Our revenue for the year ended December 31, 2023 was $53.5 million, which represented a year-over-year decrease of 17%. The decline in revenue was primarily the result of a delay in closing of the Business Combination, which led to decreased investment in certain markets leading to temporarily lower re-order rates as distributors and certain accounts adjusted their inventory levels during the second half of 2023. The decrease in revenue was also attributable to selling less or no product to certain distributors and accounts to manage our credit risk. If our current cash and anticipated revenue and resulting cash flows from operations are insufficient to satisfy our liquidity and debt service requirements as well as our minimum liquidity and revenue covenants in our debt arrangements, including because of increased expenditures, lower demand for our gastric balloon system, the occurrence of other events or the realization of the risks described in this Amended Annual Report on Form 10-K, we may be required to raise additional capital through the issuances of public or private equity or debt financing or other capital sources earlier than expected.

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

Fortress Credit Agreement

As of December 31, 2023, we have received $57.6 million in net proceeds from the Fortress Term Loan which matures in June 2027. We entered into the Fortress Credit Agreement on August 1, 2023 in connection with the closing of the Business Combination. In December 2023, we repaid $20.0 million of principal outstanding under the Fortress Term Loan. The Fortress Term Loan is included in the current portion of term loan on our consolidated balance sheet as of December 31, 2023. See Note 9, Debt in the notes to our annual consolidated financial statements for the years ended December 31, 2023 and 2022 included within this Amended Annual Report on Form 10-K for additional details regarding the Fortress Term Loan.

Revenue Interest Financing Agreement

As of December 31, 2023, we have received $40.0 million in proceeds from the Revenue Interest Financing Agreement with RTW which matures in December 2030. We entered into the Revenue Interest Financing Agreement on February 9, 2023 and received the proceeds at the closing of the Business Combination. The Revenue Interest Financing Agreement is included in Revenue Interest Financing liability on our consolidated balance sheet as of December 31, 2023. See Note 10, Revenue Interest Financing, Side Letter, and PIPE Conversion Option in the notes to our annual consolidated financial statements for the years ended December 31, 2023 and 2022 included within this Amended Annual Report on Form 10-K for additional details regarding the Revenue Interest Financing Agreement.

PIPE Investment

On August 1, 2023, we received $37.9 million proceeds from the PIPE Subscription Agreement for which the PIPE Investors received 215,468 shares of our Common Stock at a price of $176.00 per share.

2021 Term Loan

On August 1, 2023, in connection with the closing of the Business Combination, we repaid all outstanding principal, accrued and unpaid interest and other obligations with respect to the 2021 Term Loan, which has been terminated. See Note 9, Debt in the notes to our annual consolidated financial statements for the years ended December 31, 2023 and 2022 for additional details regarding the 2021 Term Loan.

Convertible Notes

On August 1, 2023, all outstanding Legacy Allurion convertible notes and related interest expense were converted into shares of our Common Stock in connection with the closing of the Business Combination. As of December 31, 2023, there were no outstanding convertible notes. See Note 9, Debt in the notes to our annual consolidated financial statements for the years ended December 31, 2023 and 2022 for additional details related to our convertible notes.

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

Net Cash Used in Operating Activities

Years Ended December 31, 2023 (Restated) and 2022

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 3 to our audited consolidated financial statements included in this Amended Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Recent Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies in the accompanying notes to our annual consolidated financial statements for the years ended December 31, 2023 and 2022 included in this Amended Annual Report on Form 10-K for a description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows.

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

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Amended Annual Report on Form 10-K. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2023 as a result of the material weaknesses in our internal control over financial reporting discussed below. The Error and related restatement (as discussed in the Explanatory Note to the Form 10-K/A) were symptomatic of the existing material weaknesses in the Company's disclosure controls and procedures, which were previously concluded to be ineffective as of December 31, 2023.

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

Management's annual report on internal control over financial reporting

This Amended Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

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

Executive Officers

Christopher Geberth has served as our Chief Financial Officer since September 2020. Prior to joining us, Mr. Geberth was chief financial officer at Lutronic Inc., a medical equipment manufacturer, from December 2017 to September 2020. From June 2008 until December 2017, Mr. Geberth was the executive vice president of finance at Cynosure, Inc., another medical equipment manufacturer. Mr. Geberth holds a B.B.A. in Business from Pace University.

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

Restatement of the 2023 Financial Statements

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 27, 2025 (August 19, 2025, as to the effects of the restatement discussed in Note 2)

We have served as the Company’s auditor since 2016.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2023	2022
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$38,037	$7,685
Accounts receivable, net of allowance of doubtful accounts of $12,671 and $741, respectively	18,194	29,346
Inventory, net	6,171	3,865
Prepaid expenses and other current assets	2,414	2,487
Total current assets	64,816	43,383
Property and equipment, net	3,381	2,382
Right-of-use asset	3,010	2,899
Other long-term assets	505	2,706
Total assets	$71,712	$51,370
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$10,379	$5,809
Current portion of term loan	38,643	53,360
Current portion of lease liabilities	908	905
Accrued expenses and other current liabilities	15,495	15,793
Total current liabilities	65,425	75,867
Convertible notes payable, net of discounts	—	3,103
Warrant liabilities	6,765	—
Revenue Interest Financing liability	36,200	—
Earn-out liabilities	23,990	—
Lease liabilities, net of current portion	2,306	2,163
Other liabilities	8,323	2,551
Total liabilities	143,009	83,684
Commitments and Contingencies (Note 17)
Stockholders’ deficit:
Preferred stock, $0.0001 par value — 100,000,000 shares authorized as of December 31, 2023; and no shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value - 1,000,000,000 shares authorized as of December 31, 2023; 1,907,529 and 1,083,196 shares issued and outstanding as of December 31, 2023 and 2022, respectively	2	1
Additional paid-in capital	143,010	99,877
Accumulated other comprehensive loss	700	—
Accumulated deficit	(215,009)	(132,192)
Total stockholders’ deficit	(71,297)	(32,314)
Total liabilities and stockholders’ deficit	$71,712	$51,370

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022
	(Restated)
Revenue	$53,467	$64,211
Cost of revenue	11,970	13,485
Gross profit	41,497	50,726
Operating expenses:
Sales and marketing	46,857	50,405
Research and development	27,694	16,966
General and administrative	46,024	15,365
Total operating expenses:	120,575	82,736
Loss from operations	(79,078)	(32,010)
Other income (expense):
Interest expense	(10,566)	(4,426)
Changes in fair value of warrants	8,364	(821)
Changes in fair value of debt	(3,751)	—
Changes in fair value of Revenue Interest Financing and PIPE Conversion Option	(4,402)	—
Changes in fair value of earn-out liabilities	29,050	—
Termination of convertible note side letters	(17,598)	—
Loss on extinguishment of debt	(3,929)	—
Other income (expense), net	(643)	(344)
Total other income (expense):	(3,475)	(5,591)
Loss before income taxes	(82,553)	(37,601)
Provision for income taxes	(264)	(143)
Net loss	(82,817)	(37,744)
Cumulative undeclared preferred dividends	(1,697)	(2,907)
Net loss attributable to common shareholders	$(84,514)	$(40,651)
Net loss per share
Basic and diluted	$(59.38)	$(37.75)
Weighted-average shares outstanding
Basic and diluted	1,423,275	1,076,743

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(dollars in thousands)

	Year Ended December 31,
	2023	2022
	(Restated)
Net loss	(82,817)	(37,744)
Other comprehensive income:
Change in fair value of Revenue Interest Financing due to change in credit risk	700	—
Comprehensive loss	$(82,117)	$(37,744)

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(dollars in thousands)

	Common Sock
			Additional	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Deficit
Balance as of December 31, 2021	1,072,294	$1	$99,284	$—	$(94,448)	$4,837
Exercise of stock options	5,143	—	128	—	—	128
Stock-based compensation expense	—	—	437	—	—	437
Issuance of Legacy Series A-1 convertible preferred stock for the exercise of warrants	225	—	24	—	—	24
Issuance of Legacy Series B convertible preferred stock for the exercise of warrants	42	—	4	—	—	4
Issuance of common stock for the exercise of warrants	5,492	—	—	—	—	—
Net loss	—	—	—	—	(37,744)	(37,744)
Balance as of December 31, 2022	1,083,196	1	99,877	—	(132,192)	(32,314)
Exercise of stock options	11,943	—	145	—	—	145
Issuance of Series B convertible preferred stock for the exercise of warrants	342	—	89	—	—	89
Issuance of Series A-1 convertible preferred stock for the exercise of warrants	20	—	6	—	—	6
Reverse recapitalization, net of transaction costs (Note 4)	549,435	1	58,572	—	—	58,573
Recognition of warrant liabilities in connection with the Merger (Note 4)	—	—	(13,762)	—	—	(13,762)
Issuance of common stock in connection with vesting of RSU awards	36,737	—	—	—	—	—
Issuance of common stock for the conversion of convertible notes	132,049	—	25,570	—	—	25,570
Recognition of earn-out liabilities (Note 4)	—	—	(53,040)	—	—	(53,040)
Reclassification of Legacy Allurion liabilitiy classified warrants to equity classification	—	—	929	—	—	929
Derecognition of liabilities associated with the Backstop Shares, Hunter shares, and the additional RTW and Fortress shares and issuance of related shares	91,508	—	16,098	—	—	16,098
Issuance of common stock for the exercise of warrants	878	—	46	—	—	46
Stock-based compensation expense	—	—	8,357	—	—	8,357
Issuance of common stock for commitment shares for equity line financing (Note 13)	1,421	—	123	—	—	123
Other comprehensive loss (Restated)		—	—	700	—	700
Net loss (Restated)	—	—	—	—	(82,817)	(82,817)
Balance as of December 31, 2023 (Restated)	1,907,529	$2	$143,010	$700	$(215,009)	$(71,297)

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2023	2022
	(Restated)
Operating Activities:
Net loss	$(82,817)	$(37,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	824	1,104
Depreciation and amortization	746	895
Stock-based compensation	8,357	437
Provision for uncollectible accounts	12,675	436
Unrealized exchange gain	(180)	(113)
Provision for inventory	1,399	—
Change in fair value of warrant liabilities	(8,364)	820
Change in fair value of derivative liabilities	1,730	19
Change in fair value of debt	3,751	—
Change in fair value of Revenue Interest Financing and PIPE Conversion Option	4,402	—
Change in fair value of earn-out liabilities	(29,050)	—
Interest paid on debt recorded at fair value	(1,092)	—
Non-cash interest expense	2,083	953
Non-cash termination of convertible note side letters	16,098	—
Loss on extinguishment of debt	3,929	—
Non-cash issuance of common stock for commitment shares	123	—
Debt issuance costs associated with debt recorded at fair value	1,210	—
Changes in operating assets and liabilities:
Accounts receivable	(1,318)	(22,817)
Inventory	(3,705)	(1,150)
Prepaid expenses, other current and long-term assets	285	(577)
Lease liabilities	(789)	(733)
Accounts payable	4,664	3,324
Accrued expenses and other current liabilities	1,057	8,165
Net cash used in operating activities	$(63,982)	$(46,981)
Investing Activities:
Purchases of property and equipment	(1,606)	(1,550)
Net cash used in investing activities	$(1,606)	$(1,550)
Financing Activities:
Proceeds from issuance of convertible notes - net	28,700	1,103
Proceeds from term loan - net	59,780	29,850
Payment of debt issuance costs	(3,450)	(262)
Proceeds from Business Combination, net of transaction costs	61,652	—
Proceeds from Revenue Interest Financing	40,000	—
Repayment of 2021 Term Loan	(57,659)	—
Repayment of Fortress Term Loan	(20,000)	—
Repayment of promissory note assumed in Business Combination	(2,500)	—
Proceeds from option and warrant exercises	213	132
Repayment of convertible notes	(10,750)	—
Payment of deferred financing costs	—	(286)
Net cash provided by financing activities	$95,986	$30,537
Net increase (decrease) in cash and cash equivalents and restricted cash	30,398	(17,994)
Cash and cash equivalents and restricted cash at beginning of period	8,023	26,017
Cash and cash equivalents and restricted cash at end of period	$38,421	$8,023
Supplemental disclosure of cash flow information
Cash paid for interest	$8,035	$3,476
Supplemental cash flow information on non-cash investing and financing activities
Purchase of property and equipment included in accounts payable	134	13
Issuance of warrants in connection with financing	—	834
Deferred financing costs in accounts payable and accrued expenses	580	1,919
Recognition of assumed warrant liability	13,762	—
Recognition of earn-out liabilities	53,040	—
Issuance of common stock upon conversion of convertible notes	25,569	—
Change in fair value of Revenue Interest Financing through OCI	700	—

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

The Business Combination was accounted for as a reverse capitalization in accordance with accounting principles generally accepted in the United States of America. Under this method of accounting, Compute Health was treated as the “acquired” company for financial reporting purposes and Legacy Allurion was the accounting “acquirer”. Accordingly, the Business Combination was treated as the equivalent of Legacy Allurion issuing stock for the net assets of Compute Health, accompanied by a recapitalization. As a result of the reverse recapitalization, the assets and liabilities of the Company are presented at their historical carrying values, and the assets and liabilities of Compute Health are recognized on the acquisition date and measured on the basis of the net proceeds from the capital transaction, with no goodwill or other intangible assets recorded. This determination is primarily based on the fact that, immediately following the Business Combination, Legacy Allurion stockholders had a majority of the voting power of Allurion, Legacy Allurion controlled the majority of the board seats of Allurion, and Legacy Allurion senior management comprised all of the senior management of Allurion. The equity structure has been restated in all comparative periods up to the Closing Date to reflect the number of shares of the Company's common stock, $0.0001 par value per share (“Allurion Common Stock” or the “Company’s Common Stock”), issued to Legacy Allurion stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Allurion's convertible preferred stock and Legacy Allurion common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio of approximately 0.9780 (the "Exchange Ratio") established in the Business Combination. The Exchange Ratio established in the Business Combination is prior to the Reverse Stock Split (as defined below) and did not change as a result of the Reverse Stock Split. As a result of this retrospective application, certain prior period balances within the consolidated financial statements have changed. Refer to Note 4, Business Combination, for further discussion regarding the closing of the Business Combination with Compute Health.

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

The Company has incurred recurring losses since inception and anticipates net losses and negative operating cash flows for the near future and may be unable to remain in compliance with certain financial covenants required under the Fortress Term Loan. Through December 31, 2023, the Company has funded its operations primarily with proceeds from the sale of its convertible preferred stock, issuance of convertible notes, issuance of term loans and funds received upon consummation of the Business Combination. The Company has incurred recurring losses and cash outflows from operating activities since its inception, including net losses of $82.8 million (as restated) and $37.7 million and cash outflows from operating activities of $64.0 million and $47.0 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had an accumulated deficit of $215.0 million (as restated). The Company expects to continue to generate significant operating losses for the foreseeable future.

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

As a result, the Company is restating the accompanying consolidated financial statements as of and for the year ended December 31, 2023.

The effects of the restatements on the consolidated financial statements as of and for the year ended December 31, 2023, are as follows:

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

The impacts of the restatements have been reflected throughout these consolidated financial statements, including Notes 10, 11, 12, 14, and 18.

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

Additionally, certain amounts have been reclassified for consistency with the current year presentation since the filing of the Original Form 10-K. These reclassifications had no effect on the reported results of operations. Adjustment has been made to the consolidated balance sheet as of December 31, 2023 and 2022, to present the Legacy Allurion common stock warrant liabilities as part of the Warrant liabilities line item. These amounts were part of the Other liabilities line item in the Original Form 10-K.

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

The Company’s products include the Allurion Balloon and related accessories. See Note 5, Revenue below for financial information about sales in geographic areas.

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

2023 Convertible Notes

The Company accounted for the convertible notes issued between February 2023 and August 2023 (the "2023 Convertible Notes") under the fair value option (“FVO”) election of ASC Topic 825, Financial Instruments (“ASC 825”). The convertible notes accounted for under the FVO election were each debt host financial instruments containing embedded features wherein the entire financial instrument was initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in the estimated fair value of the convertible notes were recorded as a component of Other (expense) income in the consolidated statements of operations. As a result of electing the FVO, direct costs and fees related to the 2023 Convertible Notes were expensed as incurred. The convertible notes issued in 2020, 2021 and 2022 are accounted for as disclosed in Note 9, Debt. In connection with the closing of the Business Combination on August 1, 2023, a portion of the 2023 convertible notes was repaid, with the remaining balance converted to shares of our Common Stock.

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

In connection with the Company entering in the Revenue Interest Financing, the Company and RTW entered into the RTW side letter under which RTW may elect to convert up to $7.5 million of its initial PIPE (as defined in Note 4, Business Combination below) subscription into an additional revenue interest financing by forfeiting a number of shares of Allurion Common Stock acquired by the PIPE subscription (the "PIPE Conversion Option"). The Company accounts for the PIPE Conversion Option as a freestanding financial instrument that qualifies for derivative liability accounting in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). The PIPE Conversion Option is initially measured at its fair value within Other liabilities on the consolidated balance sheets with corresponding recognition of expense at inception as there is no right received by the Company that meets the definition of an asset and the transaction did not involve a distribution or a dividend. Subsequent changes in fair value of the derivative liability are recognized as a gain or loss as a component of Other (expense) income in the consolidated statements of operations.

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

In connection with the Business Combination with Compute Health, the Company’s equity in previous periods has been retroactively adjusted to the earliest period presented to reflect the equivalent number of shares of Allurion Common Stock issued to the Company’s stockholders in connection with the Business Combination. As a result, net loss per share was also retrospectively adjusted for periods ended prior to the Business Combination. See Note 4, Business Combination, for details of the Business Combination.

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

Upon the closing of the Business Combination, (a) holders of Legacy Allurion common stock received shares of Allurion Common Stock in an amount determined by application of the Exchange Ratio of approximately 0.9780 (the Exchange Ratio established in the Business Combination is prior to the Reverse Stock Split and did not change as a result of the Reverse Stock Split), (b) each then-outstanding share of Legacy Allurion preferred stock was converted into the right to receive shares of Allurion Common Stock equal to the number of shares of Allurion Common Stock that would be issued upon conversion of such outstanding share of Legacy Allurion preferred stock based on the applicable conversion ratio multiplied by the Exchange Ratio, (c) each then-outstanding and unexercised Legacy Allurion option was converted into a new Allurion option on the same terms and conditions as were applicable to such Legacy Allurion option based on the Exchange Ratio ("Rollover Option"), (d) each then-outstanding Legacy Allurion warrant was converted into a new Allurion warrant based on the Exchange Ratio ("Rollover Warrant"), (e) each then-outstanding Legacy Allurion restricted stock unit was converted into a rollover restricted stock unit based on the Exchange Ratio, and (f) certain amounts of loans made by Compute Health Sponsor LLC (the "Sponsor") to CPUH, which balance was $3.7 million at the time of the Business Combination (the "Sponsor Loan Excess"), was converted into 21,023 shares of Allurion Common Stock (the "Sponsor Loan Equity Issuance"). For periods prior to the Business Combination, the reported share and per share amounts have been retroactively converted by applying the Exchange Ratio. The consolidated assets, liabilities, and results of operations prior to the Business Combination are those of Legacy Allurion.

Further, upon the closing of the Business Combination and after giving effect to the Reverse Stock Split, each then-outstanding share of Compute Health Class A common stock was canceled and extinguished and was converted into the right to receive 0.056818 shares of Allurion Common Stock. Additionally, the Company assumed 13,206,922 outstanding public warrants to purchase an aggregate 750,394 shares of Allurion Common Stock at $202.50 per share.

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

(1)
The Net proceeds from the Business Combination, less the repayment of note assumed in the Business Combination, less the accrued transaction costs at December 31, 2023 are presented net in the consolidated statements of stockholders deficit within line "Reverse recapitalization, net of transaction costs (Note 4)".
(2)
The warrant liabilities assumed are presented separately from the "Reverse recapitalization, net of transaction costs (Note 4)" line within the consolidated statements of stockholders deficit.

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

Fortress Credit Agreement

In connection with the closing of the Business Combination, the Company entered into a term loan facility (the “Fortress Term Loan”) pursuant to a credit agreement and guaranty, dated as of August 1, 2023 (the “Fortress Credit Agreement”), with Fortress Credit Corp. (“Fortress”), as administrative agent for the lenders party thereto from time to time (the “Lenders”). Under the terms of the Fortress Term Loan, we borrowed $60.0 million which was used to repay the outstanding principal, accrued and unpaid interest, and other obligations with respect to the 2021 Term Loan (as defined below). Additionally, per the terms of the Fortress Term Loan and Backstop Agreement, Allurion issued an aggregate of 38,000 shares of Allurion Common Stock to an affiliate of Fortress pursuant to a subscription agreement between Allurion and such affiliate. Refer to Note 9, Debt for further discussion on the Fortress Term Loan.

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

Public Warrants and Warrant Amendment

In connection with the closing of the Business Combination, the Company assumed 13,206,922 outstanding Public Warrants (defined below) to purchase an aggregate 750,394 shares of Allurion Common Stock at $202.50 per share following the Warrant Amendment (defined below). The total value of the liability associated with the Public Warrants was $13.8 million measured at fair value based on the public warrant quoted price. The Company concluded the warrants met the definition of a liability based on the settlement provision that allows the warrant holders to net-share settle their warrants in the event of a failed registration statement within 60 days of the Business Combination or any time a registration is not effective. As such, they have been classified as a liability on the balance sheet. See Note 13, Capital Stock and Stockholders' Deficit and Note 11, Fair Value Measurements for further information on the Public Warrants and Warrant Amendment.

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

In December 2021, the Company issued warrants exercisable for 132,979 shares of Legacy Allurion Series C preferred stock as consideration for the Amendment and the draw down related to the 2021 Term Loan Agreement. The fair value of these warrants was determined to be $0.3 million upon issuance and are classified as a warrant liability on the consolidated balance sheet as of December 31, 2023 and 2022 (see Note 11, Fair Value Measurements). Upon the closing of the Business Combination, and after giving effect to the Reverse Stock Split, these warrants were converted into warrants exercisable for 5,203 shares of Allurion Common Stock.

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

During June through September of 2022, the Company drew an additional $15.0 million of the Term C Loan based upon the achievement of certain revenue thresholds under the amended and restated provisions of the 2021 Term Loan. In connection with the Term C Loan under the 2021 Term Loan, the Company paid issuance costs of $0.3 million, which were amortized over the remaining life of the loan. Upon the additional $15.0 million draw on the Term C Loan, warrants exercisable for 44,220 shares of Series D-1 preferred stock were issued. In 2022, the Company recorded a warrant liability of $0.4 million in connection with the Term C Loan on the consolidated balance sheets. In September 2022, in connection with the amendment of the 2021 Term Loan, the Company committed to issue warrants exercisable for an additional 44,220 shares of Series D-1 preferred stock if the Company drew on the entire Term D Loan. The fair value of these warrants was determined to be $0.4 million upon issuance and are classified as a warrant liability on the consolidated balance sheets as of December 31, 2023 and 2022 (see Note 11, Fair Value Measurements). Upon the closing of the Business Combination, and after giving effect to the Reverse Stock Split, the warrants exercisable for 88,440 shares of Series D-1 preferred stock were converted into warrants exercisable for 3,620 shares of Allurion Common Stock.

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

Interest expense for the years ended December 31, 2023 and 2022 related to the 2021 Convertible Notes was $0.1 million, consisting entirely of contractual interest. Interest expense related to the 2021 Convertible Notes is recorded within Interest expense on the consolidated statement of operations and comprehensive loss. On August 1, 2023, in connection with the closing of the Business Combination, and after giving effect to the Reverse Stock Split, the outstanding 2021 Convertible Notes were converted into an aggregate 5,345 shares of Allurion Common Stock with a corresponding recognition of APIC of $2.2 million, and are no longer outstanding.

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

Interest expense for the years ended December 31, 2023 and 2022 related to the 2022 Convertible Notes was less than $0.1 million and $0.2 million, respectively, consisting entirely of contractual interest. Interest expense related to the 2022 Convertible Notes is recorded within Interest expense on the consolidated statement of operations and comprehensive loss. On August 1, 2023, in connection with the closing of the Business Combination, and after giving effect to the Reverse Stock Split, the outstanding 2022 Convertible Notes were converted into an aggregate 3,329 shares of Allurion Common Stock with a corresponding recognition of APIC of $1.2 million, and are no longer outstanding.

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

In addition, under the Termination Agreement executed with the Side Letter Holder, the Company agreed to issue to the Side Letter Holder a number of shares of Allurion Common Stock (“PubCo Additional Shares”) equal to (a) the outstanding principal and accrued interest under the Side Letter Holder Bridge Note immediately prior to the consummation of the transactions contemplated by the Business Combination Agreement (after giving effect to the payment of the repayments) divided by $125.00, plus (b) 12,000 shares of Allurion Common Stock. The PubCo Additional Shares were accounted for as a freestanding financing liability. The liability for the PubCo Additional Shares is initially measured at its issue-date estimated fair value and subsequently remeasured at fair value at each reporting period with changes in fair value reflected in earnings until the PubCo Additional Shares are issued. A $3.4 million liability was recorded at issuance for the PubCo Additional Shares as Other liabilities on the consolidated balance sheet and the related expense recorded through Other income (expense) on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023. On August 1, 2023, upon closing of the Business Combination and after giving effect to the Reverse Stock Split, the Side Letter Holder was issued 15,508 PubCo Additional Shares with a corresponding recognition of APIC of $2.7 million, and the liability is no longer outstanding.

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

On August 1, 2023, immediately prior to the closing of the Business Combination, the Company repaid $6.3 million of the Side Letter Holder Bridge Note, leaving a principal balance of $6.3 million. Each Backstop Purchaser then purchased $2.0 million principal amount of the outstanding portion of the Side Letter Holder Bridge Note, Allurion canceled the existing Side Letter Holder Bridge Note and issued a new convertible note to the Side Letter Holder for the remaining balance together with all unpaid interest accrued since the date of issuance of $2.7 million, Allurion issued convertible notes to each Backstop Purchaser with an issuance date of the Closing Date (August 1, 2023) and an original principal amount of $2.0 million each and Allurion issued 28,000 shares of Allurion Common Stock to each Backstop Purchaser after giving effect to the Reverse Stock Split. Additionally, the outstanding 2023 Convertible Notes, after giving effect to the Reverse Stock Split were converted into an aggregate 123,376 shares of Allurion Common Stock with a corresponding recognition of APIC of $22.2 million, and are no longer outstanding.

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

The Revenue Interest Financing is accounted for under the FVO election of ASC 825 as the Revenue Interest Financing contains embedded derivatives, including the requirements to settle the Revenue Interest Financing prior to maturity upon the occurrence of certain contingent events and our ability to prepay the Revenue Interest Financing, which would require bifurcation and separate accounting. The Revenue Interest Financing is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in fair value are recorded as a component of Other (expense) income in the consolidated statements of operations. A portion of the estimated change in fair value must be reported in other comprehensive loss to the extent that it is attributable to instrument-specific credit risk. For the year ended December 31, 2023, the Company recorded a $2.0 million gain (as restated) and a $0.7 million gain (as restated) through the consolidated statements of operations and other comprehensive loss, respectively. In connection with the issuance of the Investment Amount, we paid $1.2 million in issuance costs, which were directly expensed through general and administrative expense due to the FVO election. As of December 31, 2023, the Company has made $1.1 million in royalty payments to RTW.

Concurrently and in connection with the Revenue Interest Financing and PIPE Subscription Agreement (as discussed in Note 4, Business Combination), on February 9, 2023, Legacy Allurion entered into the RTW Side Letter with RTW, subsequently amended on May 2, 2023. The Amended and Restated RTW Side Letter amended and restated the existing RTW Side Letter in its entirety, in order to reflect that any conditional additional shares issuable to RTW would be calculated net of any Backstop Shares issuable to RTW under the Backstop Agreement. Refer to Note 9, Debt for discussion around the additional shares issued to RTW in connection with the Amended and Restated RTW Side Letter and Backstop Agreement.

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

Public Warrants

As a result of the Business Combination on August 1, 2023, the Company recorded a liability for Public Warrants to purchase the Company's Common Stock. The Public Warrants are traded on the NYSE and are recorded at fair value using the closing price as of December 31, 2023 of $11.25, which is a Level 1 input.

Legacy Allurion Warrants

The Company has classified the warrants within Level 3 of the hierarchy as the fair value is derived using the Black-Scholes option pricing model, which uses a combination of observable (Level 2) and unobservable (level 3) inputs. See table below for the assumptions used in the pricing model:

	Measurement Date	Interest Rate	Exercise Price	Estimated Fair Value of Underlying Share Price	Expected Volatility	Expected Life (Years)
Legacy Allurion Series C Preferred Stock warrants (as converted to Common)	December 31, 2023	3.88%	$168.25	$93.50	100%	7.25
Other Common Stock	December 31, 2023	3.95%	26.25	93.50	100%	3.69
Legacy Allurion Series D-1 Preferred Stock warrants (as converted to Common)	December 31, 2023	3.88%	303.50	93.50	100%	7.25-8.71

	Measurement Date	Interest Rate	Exercise Price	Estimated Fair Value of Underlying Share Price	Expected Volatility	Expected Life (Years)
Legacy Allurion Series A-1 Preferred Stock warrants (as converted to Rollover warrants)	December 31, 2022	4.42%	$47.50	$168.75	69%	0.25
Legacy Allurion Series B Preferred Stock warrants (as converted to Rollover warrants)	December 31, 2022	4.41%	59.50	172.75	65%	2.00
Legacy Allurion Series C Common Stock warrants (as converted to Rollover warrants)	December 31, 2022	4.11%	0.25	113.50	63%	4.00
Legacy Allurion Series C Preferred Stock warrants (as converted to Rollover warrants)	December 31, 2022	3.92%	164.50	181.00	63%	8.20
Other Common Stock Warrants	December 31, 2022	3.99%	25.50-27.50	113.50	63%	4.6-4.7
Legacy Allurion Series D-1 Preferred Stock warrants (as converted to Rollover warrants)	December 31, 2022	3.88-3.92%	296.75	282.75	63%	8.2-9.7

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

2023 Convertible Notes

The 2023 Convertible Notes were accounted for using the FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently re-measured at estimated fair value on a recurring basis at each reporting period date. The fair value was measured as of August 1, 2023, just prior to the conversion of the notes, using the share price at conversion after giving effect to the Reverse Stock Split ($176.00 per share). Upon the conversion of the notes, the convertible note liability was derecognized.

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

Base PubCo Shares and Backstop Shares Liability

The Base PubCo Shares and Backstop Shares liability was initially recorded at fair value as of May 2, 2023 and revalued as of August 1, 2023, just prior to the close of the Business Combination, using the number of shares for each Backstop Purchaser at the close of the Business Combination and after giving effect to the Reverse Stock Split of 38,000 and an estimated price of shares at settlement of $176.00. Upon the issuance of shares, the Base PubCo Shares and Backstop Shares liability was derecognized.

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

The fair value of the PIPE Conversion Option was accounted for as a derivative under ASC 815. The instrument is measured using a Monte Carlo Simulation Method using the number of shares convertible after giving effect to the Reverse Stock Split of 42,614 and the following assumptions:

December 31, 2023
Stock Price	93.50
Risk-free interest rate	4.46%
Expected term (in years)	1.6
Expected volatility	82.5%

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

December 31, 2023
Stock Price	93.50
Risk-free interest rate	3.9%
Expected term (in years)	4.6
Expected volatility	87.0%

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

The changes in the fair values of the Success Fee derivative liability, 2023 Convertible Notes, PubCo Additional Shares liability, Base PubCo Shares and Backstop Shares liability, Revenue Interest Financing, PIPE Conversion Option, Earn-out liability, and Term Loan Derivative Liability categorized with Level 3 inputs for the years ended December 31, 2023 and 2022 were as follows:

	Success Fee Derivative Liability	2023 Convertible Notes	PubCo Share Liability	Base PubCo & Backstop Share Liability	Revenue Interest Financing	PIPE Conversion Derivative	Earn-Out Liability	Term Loan Derivative Liability	Total
Balance – January 1, 2022	$159	$—	$—	$—	$—	$—	$—	$—	$159
Fair value upon issuance	—	—	—	—	—	—	—	—	—
Change in fair value	19	—	—	—	—	—	—	—	19
Exercise of warrants	—	—	—	—	—	—	—	—	—
Balance – December 31, 2022	$178	$—	$—	$—	$—	$—	$—	$—	$178
Fair value upon issuance	—	$28,700	3,370	3,264	40,000	3,340	53,040	1,895	133,609
Change in fair value (Restated) (1)	(164)	3,751	(642)	10,106	(2,008)	3,070	(29,050)	—	(14,937)
Change in fair value - OCI (Restated) (1)	—	—	—	—	(700)	—	—	—	(700)
Payments	—	(10,750)	—	—	(1,092)	—	—	—	(11,842)
Derecognition of liability to equity	—	(21,701)	(2,728)	(13,370)	—	—	—	—	(37,799)
Balance – December 31, 2023 (Restated) (1)	$14	$—	$—	$—	$36,200	$6,410	$23,990	$1,895	$68,509

(1) As discussed in Note 2, Restatement of Previously Issued Financial Statements, the Company identified an Error in its historical financial statements related to the change in fair value due to instrument specific credit risk for the Revenue Interest Financing, as well as a change in fair value of the PIPE Conversion Option. The only restated numbers in the table above relate to the 'Change in fair value'

and 'Change in fair value - OCI' for the Revenue Interest Financing, as well as the 'Change in fair value' and 'Balance - December 31, 2023' related to the PIPE Conversion Option.

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

12. Income Taxes

The components of net loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022
	(Restated)
U.S.	$(83,469)	$(38,267)
Foreign	916	666
Loss before income taxes	$(82,553)	$(37,601)

The reconciliation between the effective tax rate and the statutory federal income tax rate for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
	2023	2022
	(Restated)
U.S. statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal income tax benefit	7.0%	6.9%
Change in fair value of financial instruments	2.7%	0.0%
Tax credits	0.4%	1.0%
Valuation allowance	(30.2)%	(29.0)%
Non-deductible expenses	(0.8)%	0.0%
Other	(0.4)%	(0.2)%
Effective tax rate	(0.3)%	(0.3)%

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2023	2022
U.S. federal and state net operating loss carryforwards	$36,092	$25,051
Capitalized start-up and research and development expenses	10,868	5,377
Research and development tax credits	2,275	1,780
Interest expense	3,918	—
Lease liability	659	838
Depreciation	203	236
Bad debt reserve	3,461	—
Other temporary differences	2,145	994
Total deferred tax assets	59,621	34,276
Valuation allowance	(57,985)	(33,484)
Net deferred tax assets	1,636	792
Right of use asset	(623)	(792)
Other deferred tax liability	(1,013)	—
Total deferred tax liabilities	(1,636)	(792)
Net deferred tax asset	$—	$—

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

13. Capital Stock and Stockholders' Deficit

The Allurion certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Allurion preferred stock. As of December 31, 2023, no shares of Allurion preferred stock were outstanding.

Legacy Allurion Preferred Equity

In connection with the Business Combination, the Legacy Allurion preferred stock was retroactively adjusted, converted into common stock at the Exchange Ratio, and reclassified to permanent equity as a result of the reverse recapitalization. As of December 31, 2023, there is no Legacy Allurion preferred stock authorized, issued, or outstanding. The following table summarizes details of Legacy Allurion Preferred Stock authorized, issued, and outstanding immediately prior to the Business Combination and prior to giving effect to the Reverse Stock Split (in thousands, except share amounts):

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

Common Equity

The Allurion certificate of incorporation authorizes the issuance of up to 1,000,000,000 shares of Allurion Common Stock. As of December 31, 2023 and 2022, 1,907,529 and 1,083,196 shares of common stock were outstanding, respectively, after retrospectively adjusting for the effect of the reverse recapitalization and the Reverse Stock Split.

The number of shares of Common Stock that have been reserved for the potential conversion or exercise, as applicable, of the Company's securities as of December 31, 2023, is as follows:

Outstanding options to purchase common stock	155,441
Restricted Stock Units	25,745
Warrants to purchase preferred stock (as converted to warrants to purchase common stock)	5,557
Warrants to purchase common stock	10,594
Public warrants to purchase common stock	750,394
Earn-Out shares	360,000
Total	1,307,731

Warrants to Purchase Common Stock

In connection with the closing of the Business Combination, all outstanding warrants to purchase Legacy Allurion preferred stock and Legacy Allurion common stock were converted into Rollover Warrants to purchase Allurion Common Stock using the Exchange Ratio. As of December 31, 2023, there were 16,151 such Rollover Warrants outstanding to purchase

Common Stock. Upon the closing of the Business Combination, certain Legacy Allurion preferred stock and Legacy Allurion common stock warrants that were converted into Rollover Warrants were determined to be equity classified.

December 31, 2023
Issuance Date	Remaining Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
12/1/2014	0.9	Common stock	Equity	1,771	$61.00
3/30/2021	7.2	Common stock	Liability	5,203	168.25
9/15/2022	8.7	Common stock	Liability	1,810	303.50
6/4/2022	8.4	Common stock	Liability	1,810	303.50
1/17/2017	3.0	Common stock	Equity	2,934	0.50
8/3/2017	3.6	Common stock	Equity	392	28.25
9/8/2017	3.7	Common stock	Liability	1,151	26.25
6/19/2018	4.5	Common stock	Liability	720	26.25
6/25/2019	5.5	Common stock	Liability	360	26.25
				16,151

December 31, 2022
Issuance Date	Remaining Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
4/1/2013	0.2	Series A-1 Preferred Stock	Liability	663	$48.75
12/1/2014	1.9	Series B Preferred Stock	Liability	2,431	61.00
3/30/2021	8.2	Series C Preferred Stock	Liability	5,203	168.25
9/15/2022	9.7	Series D-1 Preferred Stock	Liability	1,810	303.50
6/4/2022	9.4	Series D-1 Preferred Stock	Liability	1,810	303.50
1/17/2017	4.0	Common stock	Liability	2,934	0.50
8/3/2017	4.6	Common stock	Liability	392	28.25
9/8/2017	4.7	Common stock	Liability	1,151	26.25
6/19/2018	5.5	Common stock	Liability	720	26.25
6/25/2019	6.5	Common stock	Liability	360	26.25
				17,474

In Compute Health's initial public offering, it sold units at a price of $10.00 per unit, which consisted of one share of Class A Common Stock, $0.0001 par value, of Compute Health ("Class A Common Stock") and one-half of a redeemable warrant (each a "Public Warrant") that entitled the holders the right to purchase one share of Class A Common Stock of CPUH at a price of $11.50 per share. On July 26, 2023, Compute Health's Public Warrant holders approved an amendment (the “Warrant Amendment”) to the warrant agreement that governed all Compute Health’s Public Warrants. Per the terms of the Warrant Amendment, upon completion of the Business Combination and after giving effect to the Reverse Stock Split, each of the outstanding Compute Health Public Warrants became exercisable for 0.056818 shares of the Company’s Common Stock, par value $0.0001 per share, at an exercise price of $202.50 per share and each Compute Health Public Warrant was exchanged for 0.6125 (prior to giving effect to the Reverse Stock Split) Allurion Public Warrants in the Business Combination. The Public Warrants will expire August 1, 2030, seven years after the completion of the Business Combination, or earlier upon redemption or liquidation.

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

The Company may redeem the outstanding Public Warrants for shares of our Common Stock at a price of $2.50 per Public Warrant at any time commencing 90 days after the completion of the Business Combination, and provided that the last sales price of the Company’s Common Stock equals or exceeds $176.00 per share of any 20 trading days within a 30-day trading period ending on the third trading day prior to the date on which notice of redemption is given. Holders of the Public Warrants will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value (the “Redemption Fair Market Value”) of the shares of the Company's Common Stock. The Redemption Fair Market Value is determined based on the volume weighted average price of the Company’s Common Stock for the ten trading days immediately following the date on which notice of redemption is sent to the holders. As of December 31, 2023, the Company has not redeemed any of the outstanding Public Warrants. As of December 31, 2023, there were 13,206,922 outstanding Public Warrants exercisable for 750,394 shares of Allurion Common Stock.

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

14. Net Loss per Share

Basic and diluted net loss per share was calculated as follows:

	Year Ended December 31,
	2023	2022
	(Restated)
Numerator:
Net loss	$(82,817)	$(37,744)
Cumulative undeclared dividends to participating securities (Legacy Series D convertible preferred stock)	(1,697)	(2,907)
Net loss attributable to common stockholders	$(84,514)	$(40,651)
Denominator:
Basic and diluted weighted-average common stock outstanding	1,423,275	1,076,743
Net loss per share attributable to common stockholders, basic and diluted (1)	$(59.38)	$(37.75)

(1) The weighted-average common shares and thus net loss per share calculations and potentially dilutive security amounts for all periods prior to the Business Combination have been retrospectively adjusted to the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse capitalization. See Note 4 for further information. The weighted-average common shares and thus net loss per share calculations and potentially dilutive security amounts for all periods have also been retrospectively adjusted to give effect to the Reverse Stock Split. See Note 1 for further information.

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

	Year Ended December 31,
	2023	2022
Outstanding options to purchase common stock	155,441	172,079
Restricted Stock Units	25,745	56,605
Warrants to purchase preferred stock (as converted to warrants to purchase common stock)	5,557	11,917
Warrants to purchase common stock	10,594	5,557
Shares of Common Stock issued upon the exercise of Public Warrants	750,394	—
Earn-Out Shares	360,000	—
Convertible notes (as converted to common stock)	—	6,851
Total	1,307,731	253,009

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

In connection with the closing of the Business Combination, the Company adopted the 2023 Stock Option and Incentive Plan (the "2023 Plan"), which provides for the award of stock options (both incentive and non-qualified), stock appreciation rights, restricted stock units, restricted stock awards, cash-based awards, and dividend equivalent rights. A total of 312,908 shares of Allurion Common Stock were initially reserved for issuance under the 2023 Plan. The 2023 Plan provides that the number of shares reserved for issuance under the 2023 Plan will automatically increase each January 1, beginning January 1, 2024 and ending January 1, 2033, by 5% of the number of fully diluted outstanding shares of Allurion Common Stock as of the immediately preceding December 31 or such lesser amount as determined by the Board and the Compensation Committee.

As of December 31, 2023, 181,186 options and RSUs were issued and outstanding under the 2010 Plan, 2020 Plan, and 2023 Plan. As of December 31, 2022, 228,684 options and RSUs were issued and outstanding under the 2010 Plan and 2020 Plan. The stock options generally vest over a four-year period and expire 10 years from the date of grant.

Stock-based compensation expense included in the consolidated statement of operations and comprehensive loss was as follows:

	Year Ended December 31,
	2023	2022
Cost of revenue	$32	$—
Selling, general, and administrative	8,198	400
Research and development	127	37
Total stock-based compensation expense	$8,357	$437

Stock Options

The following tables summarizes the option activity under the 2010 Plan, 2020 Plan, and the 2023 Plan during the year ended December 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per option)	(in years)	(in thousands)
Outstanding—January 1, 2023	172,079	$58.75	7.7	$9,437
Granted	10,308	135.25
Cancellations and forfeitures	(15,003)	50.00
Exercised	(11,943)	28.75
Outstanding— December 31, 2023	155,441	$66.75	6.9	$5,565
Exercisable at December 31, 2023	109,436	$55.75	6.2	$4,812

Total stock compensation expense related to stock option awards during the year ended December 31, 2023 was $2.7 million. As of December 31, 2023, there was approximately $2.5 million of unrecognized compensation costs related to unvested stock options granted under the 2020 Plan, which is expected to be recognized over a weighted-average vesting term of 2.1 years. The weighted average grant-date fair value of the stock option awards granted during the years ended December 31, 2023 and 2022 was $99.50 and $59.00 per option, respectively.

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

Restricted Stock Units

In December 2022, the Company issued RSUs under the 2020 Plan to a member of the Board of Directors with vesting subject to both a performance-based closing condition dependent on the successful Business Combination with Compute Health and time-based vesting conditions. See Note 1, Organization and Basis of Presentation and Note 4, Business Combination above for information about the closing of the Business Combination with Compute Health. Upon the satisfaction of the closing condition, 62.5% of the RSUs awarded vested. Thereafter, the remaining 37.5% of the RSUs vest monthly over a period of two years. In October 2023, the Company issued additional RSUs to Board of Director members with annual vesting over three years. All RSUs are subject to forfeiture if the grantee’s continuous service relationship as a member of the Board of Directors terminates prior to vesting. The following table summarizes the restricted stock unit activity under the 2020 Plan and 2023 Plan during the year ended December 31, 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value
		(per share)
Outstanding—January 1, 2023	56,605	$112.75
Granted	9,047	108.00
Cancellations and forfeitures	(3,170)	112.75
Vested	(36,737)	112.75
Outstanding—December 31, 2023	25,745	$111.25

Total stock compensation expense related to RSUs for the year ended December 31, 2023 was $5.7 million. As of December 31, 2023, there were $1.7 million of unrecognized compensation costs related to nonvested RSUs granted under the 2020 Plan and 2023 Plan, which is expected to be recognized over a remaining weighted-average vesting term of 2.0 years. The weighted average grant-date fair value of time-vested restricted stock units granted during the years ended December 31, 2023 and 2022 was $108.00 and $112.75 per share, respectively.

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

A total of 56,893 shares of the Company's Common Stock were initially reserved and authorized for issuance under the 2023 ESPP. In addition, the number of shares of Common Stock available for issuance under the 2023 ESPP will automatically increase each January 1, beginning on January 1, 2024 and each January thereafter, by the lesser of (i) 1% of the fully diluted outstanding shares of our Common Stock as of the immediately preceding December 31, (ii) 64,000 shares of our Common Stock, or (iii) such lesser number of shares determined by the administrator of the 2023 ESPP. As of December 31, 2023, no shares have been issued under the 2023 ESPP.

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

Significant segment expenses are set forth in the following table (in thousands):

	Year Ended December 31,
	2023	2022
	(Restated)
Revenue	$53,467	$64,211
Less:
Cost of revenue	11,970	13,485
Sales and marketing	46,857	50,405
Clinical trials and medical affairs	15,700	5,183
Product development	4,477	4,586
Digital	4,451	3,945
Quality and regulatory	3,066	3,252
General and administrative	46,024	15,365
Other segment items (1)	3,739	5,734
Net loss	(82,817)	(37,744)

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