Form 10-Q/A
period 2024-03-31
ALLURION TECHNOLOGIES, INC.
filed 2025-08-28
CIK 1964979

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) amends and restates certain items in Allurion Technologies, Inc.'s (the “Company”) Quarterly Report on Form 10-Q as of and for the fiscal quarter ended March 31, 2024, initially filed with the Securities and Exchange Commission (the "SEC") on May 14, 2024 (the "Original Form 10-Q").

In this Form 10-Q/A, the Company is restating its previously issued unaudited condensed consolidated financial statements for the fiscal quarter ended March 31, 2024, as further described below.

The Company previously filed (i) Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K/A”) with the SEC on August 19, 2025 to restate its previously issued audited consolidated financial statements as of and for the fiscal year ended December 31, 2024, (ii) Amendment No. 2 to its Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2023, as amended (together with the Form 10-K/A, the “Annual Reports”) with the SEC on August 28, 2025 to restate its previously issued audited consolidated financial statements as of and for the fiscal year ended December 31, 2023, and (iii) Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 (the “Q1 2025 Form 10-Q/A”) with the SEC on August 19, 2025, to restate its previously issued unaudited consolidated financial statements as of and for the fiscal quarter ended March 31, 2025. Further, the Company is filing amendments to its Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2024 and September 30, 2024 (together with this Form 10-Q/A and the Q1 2025 Form 10-Q/A, the “Quarterly Reports”), to restate its previously issued unaudited consolidated financial statements for the fiscal quarters ended June 30, 2024 and September 30, 2024, respectively.

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

In addition to the restatement discussed above, the Company effected a 1-to-25 reverse stock split on January 3, 2025 (the “Reverse Stock Split”). As such, the Company has retrospectively adjusted Part I - Item 1, Financial Statements and Part I - Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect the effects of the Reverse Stock Split. No other items in this Form 10-Q/A were adjusted as a result of the Reverse Stock Split.

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

This Form 10-Q/A sets forth the information in the original Form 10-Q in its entirety, as such information is modified and superseded where necessary to reflect the restatement, Reverse Stock Split (with respect to Items 1 and 2 only), and related revisions. Except as provided above, this Form 10-Q/A does not amend, update or change any other items or disclosures or otherwise reflect events occurring after the date of the Original Form 10-Q to the date this Form 10-Q/A is filed. As such, forward-looking statements included in this Form 10-Q/A may represent management’s views as of the date of the Original Form 10-Q and should not be assumed to be accurate as of any date thereafter. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s other SEC filings.

Restatement Background

As described in the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2025, while preparing its unaudited condensed consolidated financial statements for the quarter ended June 30, 2025, the Company identified an error (the "Error") in the Company’s historical consolidated financial statements as of and for the years ended December 31, 2023 and December 31, 2024, and the quarter and year-to-date periods ended March 31, 2024, June 30, 2024, September 30, 2024, and March 31, 2025 that caused both overstatements and understatements of Other comprehensive income (loss) as reflected in the consolidated

i

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

Additionally, the Company corrected an item that was previously identified and concluded as an immaterial error to its condensed consolidated financial statements for the three months ended March 31, 2024. This item primarily relates to Other liabilities and Other income (expense) misclassifications.

As a result, the Company is restating the unaudited condensed consolidated financial statements as of and for the fiscal quarter ended March 31, 2024.

Internal Control Considerations

Following the identification of the Error and in connection with the restatement, the Company's management has re-evaluated the effectiveness of the Company's disclosure controls and procedures and internal control over financial reporting as of March 31, 2024. The Company's management determined that the Error and the related restatements were the result of material weaknesses in the Company’s internal control over financial reporting. As a result, the Company's management has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024. The Company's management concluded the Error and restatement were symptomatic of the existing material weaknesses in the Company's disclosure controls and procedures, which were previously concluded to be ineffective as of March 31, 2024. See Part I - Item 4. Controls and Procedures, in this Form 10-Q/A for additional information related to these material weaknesses in internal control over financial reporting and the related remedial measures.

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

We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q/A primarily on our current expectations and projections about future events and trends that we believe may affect Allurion’s business, financial condition, results of operations, prospects, business strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described in the section entitled “Risk Factors” within our Annual Report on Form 10-K filed with the SEC on March 26, 2024, as amended by Amendment No. 1 to the Annual Report on Form 10-K filed with the SEC on April 28, 2024 and Amendment No. 2 to the Annual Report on Form 10-K filed with the SEC on August 28,2025 (collectively, the "Annual Report on Form 10-K"). These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q/A include additional factors that could adversely impact our business and financial performance. Moreover, Allurion operates in very competitive and rapidly changing environments. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q/A.

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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2024	December 31, 2023
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$29,682	$38,037
Accounts receivable, net of allowance of doubtful accounts of $12,671 and $12,671, respectively	16,159	18,194
Inventory, net	5,631	6,171
Prepaid expenses and other current assets	2,167	2,414
Total current assets	53,639	64,816
Property and equipment, net	3,180	3,381
Right-of-use asset	2,659	3,010
Other long-term assets	510	505
Total assets	$59,988	$71,712
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$11,944	$10,379
Current portion of term loan	38,957	38,643
Current portion of lease liabilities	814	908
Accrued expenses and other current liabilities	14,506	15,495
Total current liabilities	66,221	65,425
Public warrant liabilities	3,329	5,943
Revenue Interest Financing liability	35,000	36,200
Earn-out liabilities	9,800	23,990
Lease liabilities, net of current portion	2,011	2,306
Other liabilities	9,789	9,145
Total liabilities	126,150	143,009
Commitments and Contingencies (Note 17)
Stockholders’ deficit:
Preferred stock, $0.0001 par value — 100,000,000 shares authorized as of March 31, 2024; and no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value — 1,000,000,000 shares authorized as of March 31, 2024; and 1,915,956 and 1,907,529 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	143,949	143,010
Accumulated other comprehensive loss	2,900	700
Accumulated deficit	(213,013)	(215,009)
Total stockholders’ deficit	(66,162)	(71,297)
Total liabilities and stockholders’ deficit	$59,988	$71,712

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
	(Restated)
Revenue	$9,386	$14,071
Cost of revenue	2,520	2,940
Gross profit	6,866	11,131
Operating expenses:
Sales and marketing	6,145	11,864
Research and development	5,725	7,852
General and administrative	6,386	5,306
Total operating expenses:	18,256	25,022
Loss from operations	(11,390)	(13,891)
Other (expense) income:
Interest expense	(1,931)	(2,237)
Changes in fair value of warrants	3,131	(1,475)
Changes in fair value of Revenue Interest Financing and PIPE Conversion Option	(2,100)	—
Changes in fair value of earn-out liabilities	14,190	—
Other income (expense), net	172	(164)
Total other income (expense):	13,462	(3,876)
Income (loss) before income taxes	2,072	(17,767)
Provision for income taxes	(76)	(34)
Net income (loss)	1,996	(17,801)
Cumulative undeclared preferred dividends	—	(717)
Net income (loss) attributable to common shareholders	$1,996	$(18,518)
Net income (loss) per share
Basic	$1.04	$(17.09)
Diluted	$0.96	$(17.09)
Weighted-average shares outstanding
Basic	1,911,181	1,083,487
Diluted	1,967,885	1,083,487

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
	(Restated)
Net Income (loss)	$1,996	$(17,801)
Other comprehensive loss:
Change in fair value of Revenue Interest Financing due to change in credit risk	2,200	—
Comprehensive Income (loss)	$4,196	$(17,801)

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(dollars in thousands)

	Common Stock		Additional Paid-	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	in Capital	Comprehensive Loss	Deficit	Deficit
Balance as of January 1, 2023	1,083,196	1	99,877	—	(132,192)	(32,314)
Exercise of stock options	616	—	20	—	—	20
Issuance of Legacy Allurion convertible preferred stock for the exercise of warrants	143	—	29	—	—	29
Stock-based compensation expense	—	—	409	—	—	409
Net loss	—	—	—	—	(17,801)	(17,801)
Balance as of March 31, 2023	1,083,955	1	100,335	—	(149,993)	(49,657)

Balance as of January 1, 2024 (Restated)	1,907,529	2	143,010	700	(215,009)	(71,297)
Exercise of stock options	186	—	9	—	—	9
Issuance of common stock for the exercise of Public Warrants	6	—	—	—	—	—
Issuance of common stock from equity line financing (Note 13)	5,730	—	378	—	—	378
Issuance of common stock in connection with vesting of RSU awards	2,505	—	—	—	—	—
Stock-based compensation expense	—	—	552	—	—	552
Other comprehensive loss (Restated)	—	—	—	2,200	—	2,200
Net income (Restated)	—	—	—	—	1,996	1,996
Balance as of March 31, 2024 (Restated)	1,915,956	$2	$143,949	$2,900	$(213,013)	$(66,162)

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
	(Restated)
Operating Activities:
Net income (loss)	$1,996	$(17,801)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash lease expense	199	209
Depreciation and amortization	367	245
Stock-based compensation	552	409
Provision for uncollectible accounts	—	999
Unrealized exchange (gain) or loss	314	(88)
Provision for inventory	209	—
Change in fair value of warrant liabilities	(3,131)	1,475
Change in fair value of derivative liabilities	62	29
Change in fair value of Revenue Interest Financing and PIPE Conversion Option	2,100	—
Change in fair value of earn-out liabilities	(14,190)	—
Non-cash interest expense	315	317
Changes in operating assets and liabilities:
Accounts receivable	1,673	(427)
Inventory	330	(449)
Prepaid expenses, other current and long-term assets	244	36
Lease liabilities	(238)	(175)
Accounts payable	1,551	5,354
Accrued expenses and other current liabilities	(989)	(451)
Net cash used in operating activities	$(8,636)	$(10,318)
Investing Activities:
Purchases of property and equipment	(104)	(277)
Net cash used in investing activities	$(104)	$(277)
Financing Activities:
Proceeds from issuance of convertible notes - net	—	13,600
Proceeds from option and warrant exercises	9	32
Proceeds from equity line financing	378	—
Payment of deferred financing costs	—	(766)
Net cash provided by financing activities	$387	$12,866
Net increase (decrease) in cash and cash equivalents and restricted cash	$(8,353)	$2,271
Cash and cash equivalents and restricted cash at beginning of period	38,421	8,023
Cash and cash equivalents and restricted cash at end of period	$30,068	$10,294
Supplemental disclosure of cash flow information
Cash paid for interest	$1,831	$1,920
Supplemental cash flow information on non-cash investing and financing activities
Purchase of property and equipment included in accounts payable	$73	$174
Deferred financing costs in accounts payable and accrued expenses	—	2,634
Change in fair value of Revenue Interest Financing through OCI	2,200	—

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to the applicable accounting guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification ("ASC"), and Accounting Standards Update ("ASU"), of the Financial Accounting Standards Board ("FASB"). They should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2023 included in the Company's Annual Report on Form 10-K filed with the SEC on March 26, 2024, as amended by Amendment No. 1 to the Annual Report on Form 10-K filed with the SEC on April 28, 2024 and Amendment No. 2 to the Annual Report on Form 10-K filed with the SEC on August 28, 2025 (collectively, the "Annual Report on Form 10-K"). The financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 presented in this report are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

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

As a result of the Reverse Stock Split, every 25 shares of the Company’s Common Stock issued or outstanding will be automatically reclassified into one validly issued, fully-paid and non-assessable new share of Common Stock, subject to the treatment of fractional shares as described below, without any action on the part of the holders. Trading of the Common Stock on the NYSE commenced on a split-adjusted basis at market open on January 3, 2025, under the existing trading symbol “ALUR.” The new CUSIP number for the Company’s Common Stock following the Reverse Stock Split will be 020008G 201.

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

The Company has incurred recurring losses since inception, anticipates net losses and negative operating cash flows for the near future, and may be unable to remain in compliance with certain financial covenants required under its credit facilities. Through March 31, 2024, the Company has funded its operations primarily with proceeds from the sale of its convertible preferred stock, issuance of convertible notes, issuance of term loans, and funds received upon consummation of the Business Combination. The Company has incurred recurring losses and cash outflows from operating activities since its inception, including losses from operations of $11.4 million and $13.9 million and cash outflows from operating activities of $8.6 million and $10.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had an accumulated deficit of $213.0 million. The Company expects to continue to generate significant operating losses for the foreseeable future.

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

Additionally, the Company corrected an item that was previously identified and concluded as an immaterial error to its condensed consolidated financial statements for the three months ended March 31, 2024. This item primarily relates to Other liabilities and Other income (expense) misclassifications.

As a result, the Company is restating the unaudited condensed consolidated financial statements as of and for the fiscal quarter ended March 31, 2024.

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

The impacts of the restatements have been reflected throughout these condensed consolidated financial statements, including Notes 10, 11, 12, 14, and 18.

3. Summary of Significant Accounting Policies

There have been no significant changes, except as described below, to the significant accounting policies disclosed in Note 3 of the “Notes to Consolidated Financial Statements” to the consolidated audited financial statements as of and for the year ended December 31, 2023 included in our Annual Report on Form 10-K.

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

Sponsor Contribution Agreement

On May 2, 2023, the Sponsor and Compute Health entered into a letter agreement (the "Sponsor Contribution Agreement") pursuant to which, among other things, upon the terms and subject to the conditions set forth therein, the Sponsor agreed to contribute to Compute Health, as a contribution of capital, 161,379 shares of Compute Health Class A Common Stock (“Sponsor Contributed Shares”) prior to giving effect to the Reverse Stock Split. The Sponsor’s contribution of the Sponsor Contributed Shares was made immediately following the CPUH Recapitalization (defined below) and immediately prior to the CPUH Merger Effective Time.

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

6. Inventory

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

9. Debt

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

In December 2021, the 2021 Term Loan Agreement was amended (the “Amendment”) to extend the maturity date of the 2021 Term Loan to December 30, 2025 and provide for an additional $20.0 million of borrowings. In December 2021, the Company issued warrants exercisable for 132,979 shares of Legacy Allurion Series C preferred stock as consideration for the Amendment and the draw down related to the 2021 Term Loan Agreement. The fair value of these warrants was determined to be $0.3 million upon issuance and are classified as a warrant liability on the condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023 (see Note 11, Fair Value Measurements). Upon the closing of the Business Combination and after giving effect to the Reverse Stock Split, these warrants were converted into warrants exercisable for 5,203 shares of Allurion Common Stock.

In June 2022, the 2021 Term Loan Agreement was amended to revise definitional terms for certain milestone events, the final payment amount and certain financial covenants. In September 2022, the 2021 Term Loan Agreement was further amended to, among other things, increase additional borrowing up to $15.0 million (the “Term D Loan”).

During June through December of 2022, the Company drew an additional $30.0 million of the Term C Loan and warrants exercisable for 88,440 shares of Series D-1 preferred stock were issued. The fair value of these warrants was determined to be $0.8 million upon issuance and are classified as a warrant liability on the consolidated balance sheets as of March 31, 2024 and December 31, 2023 (see Note 11, Fair Value Measurements). Upon the closing of the Business Combination and after giving effect to the Reverse Stock Split, the warrants exercisable for 88,440 shares of Series D-1 preferred stock were converted into warrants exercisable for 3,620 shares of Allurion Common Stock.

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

The Company has classified the Fortress Term Loan as a current liability in the March 31, 2024 and December 31, 2023 condensed consolidated balance sheets. On April 16, 2024, the Company repaid all outstanding obligations under the Fortress Term Loan with proceeds from the Note Purchase Agreement (as defined below) with RTW (see Note 20, Subsequent Events).

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

Further on May 2, 2023, RTW and Fortress (the “Backstop Purchasers”) entered into the Backstop Agreement with the Company, Legacy Allurion and the Side Letter Holder. Pursuant to the Backstop Agreement, each Backstop Purchaser agreed that to the extent any Side Letter Holder Bridge Notes remained outstanding prior to the consummation of the Business Combination, such Backstop Purchaser would, at the closing of the Business Combination, purchase up to $2.0 million of the Side Letter Holder Bridge

Notes from the Side Letter Holder in exchange for shares of Allurion Common Stock (the “Base PubCo Shares”, “Backstop Shares” and “Conditional Additional PubCo Shares”). The Base PubCo Shares and Backstop Shares were accounted for as a freestanding financing liability. The Base PubCo Shares and Backstop Shares liability was initially measured at its issue-date estimated fair value and subsequently remeasured at fair value at each reporting period with changes in fair value reflected in earnings until the Base PubCo Shares and Backstop Shares were issued. A $3.3 million liability was recorded at issuance for the Base PubCo Shares and Backstop Shares liability as Other liabilities on the balance sheet. On August 1, 2023, upon closing of the Business Combination and after giving effect to the Reverse Stock Split, per the terms of the Fortress Term Loan, the Amended and Restated RTW Side Letter and Backstop Agreement, the Backstop Purchasers were each issued 38,000 shares of Allurion Common Stock with a corresponding recognition of APIC of $13.4 million, and the liability is no longer outstanding.

On August 1, 2023, immediately prior to the closing of the Business Combination and after giving effect to the Reverse Stock Split, the Company repaid $6.3 million of the Side Letter Holder Bridge Note, leaving a principal balance of $6.3 million. Each Backstop Purchaser then purchased $2.0 million principal amount of the outstanding portion of the Side Letter Holder Bridge Note, Allurion canceled the existing Side Letter Holder Bridge Note and issued a new convertible note to the Side Letter Holder for the remaining balance together with all unpaid interest accrued since the date of issuance of $2.7 million, Allurion issued convertible notes to each Backstop Purchaser with an issuance date of the Closing Date (August 1, 2023) and an original principal amount of $2.0 million each, and Allurion issued 28,000 shares of Allurion Common Stock to each Backstop Purchaser. Additionally, the outstanding 2023 Convertible Notes were converted into an aggregate 123,376 shares of Allurion Common Stock with a corresponding recognition of APIC of $22.2 million, and are no longer outstanding.

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

If RTW has not received aggregate revenue interest payments equal to at least 100% of the Investment Amount by December 31, 2027, the Company must make a cash payment in an amount sufficient to catch RTW up to 100% of the Investment Amount. If RTW has not received revenue interest payments equal to at least 240% of the Investment Amount by December 31, 2030, the Company must make a cash payment in an amount sufficient to catch RTW up to 240% of the Investment Amount. In any event, RTW shall not receive aggregated revenue interest payments in excess of 260% of the Investment Amount (the "Hard Cap"). In addition, prior to December 31, 2025, the Company may prepay a pre-specified payment amount (the "Prepayment Amount") and terminate the Revenue Interest Financing Agreement. The Prepayment Amount shall be an amount equal to 165% of the Investment Amount less the sum of all revenue interest payments made to RTW prior to such date of prepayment. On April 14, 2024, the Revenue Interest Financing Agreement was amended in connection with the Amended Note Purchase Agreement (as defined below) and the Fortress Term Loan refinancing. Refer to Note 20, Subsequent Events for additional information regarding the Amended Note Purchase Agreement and Fortress Term Loan refinancing.

The Revenue Interest Financing is accounted for under the FVO election of ASC 825 as the Revenue Interest Financing contains embedded derivatives, including the requirements to settle the Revenue Interest Financing prior to maturity upon the occurrence of certain contingent events and our ability to prepay the Revenue Interest Financing, which would require bifurcation and separate accounting. The Revenue Interest Financing is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in fair value are recorded as a component of Other (expense) income in the condensed consolidated statements of operations. A portion of the estimated change in fair value must be reported in other comprehensive loss to the extent that it is attributable to instrument-specific credit risk. For the three months ended March 31, 2024, the Company recorded a $1.0 million (as restated) loss and a $2.2 million (as restated) gain through the condensed consolidated statements of operations and other comprehensive income (loss), respectively. In connection with the issuance of the Investment Amount, we paid $1.2 million in issuance costs, which were directly expensed through general and administrative expense due to the FVO election. As of March 31, 2024, the Company has made $1.1 million in royalty payments to RTW. Refer to Note 11, Fair Value Measurements, for additional information regarding the changes in fair value of the Revenue Interest Financing.

Concurrently and in connection with the Revenue Interest Financing and PIPE Subscription Agreement (as discussed in Note 4, Business Combination), on February 9, 2023, Legacy Allurion entered into the RTW Side Letter with RTW, subsequently amended on May 2, 2023. The Amended and Restated RTW Side Letter amended and restated the existing RTW Side Letter in its entirety, in order to reflect that any conditional additional shares issuable to RTW would be calculated net of any Backstop Shares issuable to RTW under the Backstop Agreement. Refer to Note 9, Debt for discussion regarding the additional shares issued to RTW in connection with the Amended and Restated RTW Side Letter and Backstop Agreement.

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

Legacy Allurion Warrants

The Company has classified the Legacy Allurion Common Stock Warrants within Level 3 of the hierarchy as the fair value is derived using the Black-Scholes option pricing model, which uses a combination of observable (Level 2) and unobservable (Level 3) inputs. See table below for the assumptions used in the pricing model of the Legacy Allurion Common Stock Warrants:

	Measurement Date	Interest Rate	Exercise Price	Estimated Fair Value of Underlying Share Price	Expected Volatility	Expected Life (Years)
Legacy Allurion Series C Preferred Stock warrants (as converted to Common)	March 31, 2024	4.20%	$168.25	$43.75	90%	7.00
Other Common Stock	March 31, 2024	4.36%	26.25	43.75	90%	3.44
Legacy Allurion Series D-1 Preferred Stock warrants (as converted to Common)	March 31, 2024	4.20%	303.50	43.75	90%	7.00-8.46

	Measurement Date	Interest Rate	Exercise Price	Estimated Fair Value of Underlying Share Price	Expected Volatility	Expected Life (Years)
Legacy Allurion Series C Preferred Stock warrants (as converted to Common)	December 31, 2023	3.88%	$168.25	$93.50	100%	7.25
Other Common Stock	December 31, 2023	3.95%	26.25	93.50	100%	3.69
Legacy Allurion Series D-1 Preferred Stock warrants (as converted to Common)	December 31, 2023	3.88%	303.50	93.50	100%	7.25-8.71

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

The fair value of the PIPE Conversion Option was accounted for as a derivative under ASC 815. The instrument is measured using a Monte Carlo Simulation Method using the number of shares convertible of 42,614 and the following assumptions:

March 31, 2024
Stock Price	43.75
Risk-free interest rate	4.9%
Expected term (in years)	1.3
Expected volatility	100.0%

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

March 31, 2024
Stock Price	43.75
Risk-free interest rate	4.3%
Expected term (in years)	4.3
Expected volatility	102.0%

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

The changes in the fair values of the Success Fee derivative liability, 2023 Convertible Notes, Revenue Interest Financing, PIPE Conversion Option and Earn-out liability categorized with Level 3 inputs for the three months ended March 31, 2024 and 2023 were as follows:

	Success Fee Derivative Liability	2023 Convertible Notes	Revenue Interest Financing	PIPE Conversion Derivative	Earn-Out Liability	Term Loan Derivative Liability	Total
Balance – January 1, 2023	$178	$—	$—	$—	$—	$—	$178
Fair value upon issuance	—	13,600	$—	—	—	—	13,600
Change in fair value	29	—	—	—	—	—	29
Balance – March 31, 2023	$207	$13,600	$—	$—	$—	$—	$13,807
Balance – January 1, 2024 (Restated) (1)	$14	$—	$36,200	$6,410	$23,990	$1,895	$68,509
Change in fair value (Restated) (1)	—	—	1,000	1,100	(14,190)	62	(12,028)
Change in fair value - OCI (Restated) (1)	—	—	(2,200)	—	—	—	(2,200)
Repayments of debt	—	—	—	—	—	—	—
Balance – March 31, 2024	$14	$—	$35,000	$7,510	$9,800	$1,957	$54,281

(1) As discussed in FN 2, Restatement of Previously Issued Financial Statements, the Company identified an Error in its historical financial statements related to the change in fair value due to instrument specific credit risk for the Revenue Interest Financing, as well as a change in fair value of the PIPE Conversion Option. The only restated numbers in the table above relate to the 'Change in fair value' and 'Change in fair value - OCI' for the Revenue Interest Financing as well as the 'Change in fair value' and 'Balance - January 1, 2024' related to the PIPE Conversion Option.

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

12. Income Taxes

The Company recorded income tax expense for the three months ended March 31, 2024 and 2023 of $0.1 million, representing effective tax rates of 3.7% (as restated) and (0.2%), respectively. The tax expense recorded relates to the earnings of the Company’s profitable foreign subsidiaries.

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

Common Equity

The Allurion Certificate of Incorporation authorizes the issuance of up to 1,000,000,000 shares of Allurion Common Stock. As of March 31, 2024 and December 31, 2023, 1,915,956 and 1,907,529 shares of Common Stock were outstanding, respectively, after retrospectively adjusting for the effect of the reverse recapitalization.

The number of shares of Common Stock that have been reserved for issuance upon the potential conversion or exercise, as applicable, of the Company’s securities as of March 31, 2024, is as follows:

Outstanding options to purchase common stock	157,153
Restricted Stock Units	26,241
Warrants to purchase preferred stock (as converted to warrants to purchase common stock)	5,555
Warrants to purchase common stock	10,593
Public warrants to purchase common stock	750,388
Earn-Out Shares	360,000
Total	1,309,930

Warrants to Purchase Common Stock

In connection with the closing of the Business Combination, all outstanding warrants to purchase Legacy Allurion preferred stock and Legacy Allurion common stock were converted into Rollover Warrants to purchase Allurion Common Stock using the Exchange Ratio. As of March 31, 2024, there were 16,151 such Rollover Warrants outstanding to purchase Common Stock. Upon the closing of the Business Combination, certain Legacy Allurion preferred stock and Legacy Allurion common stock warrants that were converted into Rollover Warrants were determined to be equity classified.

March 31, 2024
Issuance Date	Remaining Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
12/1/2014	0.7	Common stock	Equity	1,771	$61.00
3/30/2021	7.0	Common stock	Liability	5,203	168.25
9/15/2022	8.5	Common stock	Liability	1,810	303.50
6/4/2022	8.2	Common stock	Liability	1,810	303.50
1/17/2017	2.8	Common stock	Equity	2,934	0.50
8/3/2017	3.3	Common stock	Equity	392	28.25
9/8/2017	3.4	Common stock	Liability	1,151	26.25
6/19/2018	4.2	Common stock	Liability	720	26.25
6/25/2019	5.2	Common stock	Liability	360	26.25
				16,151

December 31, 2023
Issuance Date	Remaining Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
12/1/2014	0.9	Common stock	Equity	1,771	$61.00
3/30/2021	7.2	Common stock	Liability	5,203	168.25
9/15/2022	8.7	Common stock	Liability	1,810	303.50
6/4/2022	8.4	Common stock	Liability	1,810	303.50
1/17/2017	3.0	Common stock	Equity	2,934	0.50
8/3/2017	3.6	Common stock	Equity	392	28.25
9/8/2017	3.7	Common stock	Liability	1,151	26.25
6/19/2018	4.5	Common stock	Liability	720	26.25
6/25/2019	5.5	Common stock	Liability	360	26.25
				16,151

In Compute Health's initial public offering, it sold units at a price of $10.00 per unit, which consisted of one share of Class A Common Stock, $0.0001 par value, of Compute Health ("Class A Common Stock") and one-half of a redeemable warrant (each a "Public Warrant") that entitled the holder the right to purchase one share of Class A Common Stock of CPUH at a price of $11.50 per share. On July 26, 2023, Compute Health's Public Warrant holders approved an amendment (the “Warrant Amendment”) to the warrant agreement that governed all Compute Health’s Public Warrants. Per the terms of the Warrant Amendment, upon completion of the Business Combination after giving effect to the Reverse Stock Split, each of the outstanding Compute Health Public Warrants became exercisable for 0.056818 shares of the Company’s Common Stock at an exercise price of $202.50 per share and each Compute Health Public Warrant was exchanged for 0.6125 (prior to giving effect to the Reverse Stock Split) Allurion Public Warrants in the

Business Combination. The Public Warrants will expire August 1, 2030, seven years after the completion of the Business Combination, or earlier upon redemption or liquidation.

The Company may redeem the outstanding Public Warrants for cash at a price of $0.25 per Public Warrant at any time commencing 90 days after the completion of the Business Combination, and provided that the last sales price the Company’s Common Stock equals or exceeds $316.75 per share of any 20 trading days within a 30-day trading period ending on the third trading day prior to the date on which notice of redemption is given.

The Company may redeem the outstanding Public Warrants for shares of our Common Stock at a price of $2.50 per Public Warrant at any time commencing 90 days after the completion of the Business Combination, and provided that the last sales price of the Company’s Common Stock equals or exceeds $176.00 per share of any 20 trading days within a 30-day trading period ending on the third trading day prior to the date on which notice of redemption is given. Holders of the Public Warrants will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value (the “Redemption Fair Market Value”) of the shares of the Company's Common Stock. The Redemption Fair Market Value is determined based on the volume weighted average price of the Company’s Common Stock for the ten trading days immediately following the date on which notice of redemption is sent to the holders. As of March 31, 2024, the Company has not redeemed any of the outstanding Public Warrants. As of March 31, 2024, there were 13,206,822 outstanding Public Warrants exercisable for 750,388 shares of Allurion Common Stock.

Chardan Equity Facility

On December 18, 2023, we entered into a ChEF Purchase Agreement (the "Purchase Agreement") and a Registration Rights Agreement (the "Registration Rights Agreement"), each with Chardan Capital Markets ("Chardan") related to a "ChEF," Chardan's committed equity facility (the "Chardan Equity Facility"). Pursuant to the Purchase Agreement, the Company has the right from time to time at its option to sell to Chardan up to the lesser of (i) $100,000,000 in aggregate gross purchase price of newly issued shares of the Company's Common Stock, and (ii) 379,299 shares of Common Stock, which number of shares is equal to 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the Purchase Agreement (the "Exchange Cap"). In consideration for Chardan's entry into the Purchase Agreement, Allurion issued to Chardan 1,421 shares of Allurion Common Stock (the "Commitment Shares"). The Company recorded $0.1 million to additional paid-in capital and $0.1 million of expense in connection with the issuance of the Commitment Shares. The Company expensed an additional $0.1 million related to a non-refundable structuring fee (the "Structuring Fee") immediately following commencement. As of March 31, 2024, the Company had sold 5,730 shares of Common Stock to Chardan at a purchase price of $0.4 million in connection with the Purchase Agreement.

14. Net Income (Loss) per Share

Basic and diluted net income (loss) per share was calculated as follows:

	Three Months Ended March 31,
	2024	2023
	(Restated)
Numerator:
Net income (loss)	$1,996	$(17,801)
Cumulative undeclared preferred dividends to participating securities (Legacy Series D convertible preferred stock)	—	(717)
Net income (loss) attributable to common shareholders - Basic	$1,996	$(18,518)
Adjustment for change in fair value of liability classified warrants	(108)	—
Net income (loss) attributable to common shareholders - Diluted	$1,888	$(18,518)

Basic weighted-average common shares outstanding	1,911,181	1,083,487
Effect of potentially dilutive securities:
Stock options	44,971	—
Restricted stock units	6,883	—
Warrants	4,850	—
Diluted weighted-average common shares outstanding	1,967,885	1,083,487

Basic net income (loss) per common share	$1.04	$(17.09)
Diluted net income (loss) per common share	$0.96	$(17.09)

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

	As of March 31,
	2024	2023
Outstanding options to purchase Common Stock	112,446	170,956
Restricted Stock Units	19,358	56,605
Warrants to purchase preferred stock (as converted to warrants to purchase Common Stock)	8,822	11,772
Warrants to purchase Common Stock	—	5,555
Shares of Common Stock issued upon the exercise of Public Warrants	750,388	—
Earn-Out Shares	360,000	—
Convertible Notes	—	102,084
Total	1,251,014	346,972

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

In connection with the closing of the Business Combination, the Company adopted the 2023 Stock Option and Incentive Plan (the "2023 Plan"), which provides for the award of stock options (both incentive and non-qualified), stock appreciation rights, restricted stock units, restricted stock awards, cash-based awards, and dividend equivalent rights. As of March 31, 2024, a total of 468,023 shares of Allurion Common Stock are reserved for issuance under the 2023 Plan. The 2023 Plan provides that the number of shares reserved for issuance under the 2023 Plan will automatically increase each January 1, beginning January 1, 2024 and ending January 1, 2033, by 5% of the number of fully diluted outstanding shares of Allurion Common Stock as of the immediately preceding December 31 or such lesser amount as determined by the Board and the compensation committee.

As of March 31, 2024, 183,394 options and RSUs were issued and outstanding under the 2010 Plan, 2020 Plan, and 2023 Plan. As of December 31, 2023, 181,186 options and RSUs were issued and outstanding under the 2010 Plan and 2020 Plan. The stock options generally vest over a four-year period and expire 10 years from the date of grant.

Stock-based compensation expense included in the condensed consolidated statement of operations was as follows:

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$5	$12
Selling, general and administrative	550	386
Research and development	(3)	11
Total stock-based compensation expense	$552	$409

Stock Options

The following table summarizes the option activity under the 2010 Plan, 2020 Plan, and the 2023 Plan during the three months ended March 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per option)	(in years)	(in thousands)
Outstanding—January 1, 2024	155,441	$66.75	6.9	$5,565
Granted	9,050	74.00
Cancellations and forfeitures	(7,152)	80.75
Exercised	(186)	43.50
Outstanding—March 31, 2024	157,153	66.75	6.5	1,087
Exercisable at March 31, 2024	112,585	$57.75	5.8	$1,028

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

	Number of RSUs	Weighted Average Grant Date Fair Value
		(per share)
Outstanding—January 1, 2024	25,745	$111.25
Granted	3,000	65.25
Cancellations and forfeitures	—	-
Vested	(2,505)	112.74
Outstanding—March 31, 2024	26,240	$105.75

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

A total of 56,893 shares of the Company's Common Stock are reserved and authorized for issuance under the 2023 ESPP. In addition, the number of shares of Common Stock available for issuance under the 2023 ESPP will automatically increase each January 1, beginning on January 1, 2024 and each January thereafter, by the lesser of (i) 1% of the fully diluted outstanding shares of our Common Stock as of the immediately preceding December 31, (ii) 64,000 shares of our Common Stock, or (iii) such less number of shares determined by the administrator of the 2023 ESPP. As of March 31, 2024, no shares have been issued under the 2023 ESPP.

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

Significant segment expenses are set forth in the following table (in thousands):

	Three Months Ended March 31,
	2024	2023
	(Restated)
Revenue	$9,386	$14,071
Less:
Cost of revenue	2,520	2,940
Sales and marketing	6,145	11,864
Clinical trials and medical affairs	3,271	4,661
Product development	1,045	1,427
Digital	747	983
Quality and regulatory	662	781
General and administrative	6,386	5,306
Other segment items (1)	(13,386)	3,910
Net (loss) income	$1,996	$(17,801)

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

20. Subsequent Events

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

The Notes are convertible into shares of the Company's Common Stock at a Purchaser’s election at any time after the earliest of (i) the date on which Stockholder Approval (as defined below) is obtained, (ii) December 31, 2025, (iii) the date of a Fundamental Change Company Notice (as defined in the Amended Note Purchase Agreement), and (iv) the Make-Whole Fundamental Change Effective Date (as defined in the Amended Note Purchase Agreement), subject to certain terms and limitations in the Amended Note Purchase Agreement, based on the higher of (x) an initial conversion rate of 24.6920 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $40.50 per share, which represents a 35% premium to the trailing 30 day VWAP of the Company's Common Stock on the NYSE as of the close of business on April 12, 2024) and (y) a 35% conversion premium to the lowest price per share in an equity financing for capital raising purposes ending on the date on which the Company has raised aggregate gross offering proceeds of at least $15,000,000 (the “Next Equity Financing”). Although the initial conversion price based on clause (x) above for the Notes is above the NYSE’s “Minimum Price” (as such term is defined in Section 312.03 of the NYSE Listed Company Manual), it is subject to a reset provision at the time of the Next Equity Financing that could result in the conversion price falling below such Minimum Price. Therefore, the Amended Note Purchase Agreement provides that unless and until requisite approval of the Company’s stockholders is obtained (“Stockholder Approval”), the Company will not deliver common stock upon conversion of the Notes in excess of 1% of the number of shares of the Company’s common stock outstanding as of April 14, 2024. The Company is required to include a proposal in its definitive proxy statement on Schedule 14A seeking Stockholder Approval no later than December 31, 2025. If the Company does not obtain Stockholder Approval at such meeting, it shall call a special meeting of stockholders each 90-day period thereafter at least two times, and thereafter at each subsequent annual meeting until Stockholder Approval is obtained or the Notes are no longer outstanding; provided, that shares of common stock issued upon conversion of the Notes prior to obtaining Stockholder Approval shall not be entitled to vote in favor of Stockholder Approval.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis includes information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion and analysis should be read together with the consolidated financial statements as of and for the three months ended March 31, 2024 and March 31, 2023, and for the years ended December 31, 2023 and December 31, 2022 that are included in our Annual Report on Form 10-K filed with the SEC on March 26, 2024, as subsequently amended by Amendment No. 1 to the Annual Report on Form 10-K filed with the SEC on April 28, 2024 and Amendment No. 2 to the Annual Report on Form 10-K filed with the SEC on August 28, 2025 (collectively, the "Annual Report on Form 10-K"). This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the sections titled “Cautionary Statement Regarding Forward-Looking Statements" and “Risk Factors” in our Annual Report on Form 10-K or this Quarterly Report on Form 10-Q/A. For purposes of this section, all references in this discussion and analysis to “Allurion,” the “Company”, “we,” “us,” or “our” refers to the business and operations of Allurion and its consolidated subsidiaries following the consummation of the Business Combination and to Legacy Allurion and its consolidated subsidiaries prior to the consummation of the Business Combination. “Legacy Allurion” refers to Allurion Technologies, LLC, which was previously known as Allurion Technologies Opco, Inc. (formerly Allurion Technologies, Inc.) prior to the consummation of the Business Combination.

Restatement of Previously Issued Financial Statements; Reverse Stock Split

As discussed in the Explanatory Note to this Form 10-Q/A, the Company is restating its previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2024. As a result, the previously reported financial information as of and for the three months ended March 31, 2024 in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to reflect the restatement. In addition, such financial information has been retroactively adjusted to reflect the results of a 1-to-25 reverse stock split effected by the Company on January 3, 2025 (the “Reverse Stock Split”). See Note 2 “Restatement of Previously Issued Financial Statements” and Note 1 “Organization and Basis of Presentation” to the unaudited consolidated financial statements included in this Form 10-Q/A for further detail regarding the restatement and the Reverse Stock Split, including descriptions of the adjustments and the impacts on our unaudited consolidated financial statements.

Other than the effects of the restatement and the Reverse Stock Split noted above, this section has not been otherwise modified and does not reflect any information or events occurring after May 14, 2024, the filing date of the Original Form 10-Q, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products and receipt and maintenance of regulatory approvals. We generated revenue of $9.4 million and $14.1 million for the three months ended March 31, 2024 and 2023, respectively, and had net income of $2.0 million (as restated) and incurred a net loss of $17.8 million for those same periods. We expect to continue to incur net losses as we focus on obtaining regulatory approvals for our products in new markets, refining our sales and marketing strategies, and continuing research and development efforts to further enhance our existing products. Further, following the closing of the Business Combination described below in “Recent Developments,” we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. As a result, we will need substantial additional funding for expenses related to our operating activities, including selling, marketing, general and administrative expenses and research and development expenses.

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

The Business Combination was accounted for as a reverse capitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, Compute Health, which was the legal acquirer, was treated as the “acquired” company for financial reporting purposes and Legacy Allurion was the accounting “acquirer”. Accordingly, the Business Combination was treated as the equivalent of our company issuing stock for the net assets of Compute Health, accompanied by a recapitalization. Our net assets and the net assets of Compute Health are stated at historical costs, with no goodwill or other intangible assets recorded. This determination is primarily based on the fact that, immediately following the Business Combination, Legacy Allurion stockholders had a majority of the voting power of Allurion, Legacy Allurion controlled the majority of the board seats of Allurion, and Legacy Allurion senior management comprised all of the senior management of Allurion. The equity structure has been restated in all comparative periods up to the Closing Date to reflect the number of shares of the Company's common stock, $0.0001 par value per share (“Allurion Common Stock” or the “Company’s Common Stock”), issued to Legacy Allurion stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Allurion's convertible preferred stock and Legacy Allurion common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio of approximately 0.9780 (the "Exchange Ratio") established in the Business Combination, in addition to the Reverse Stock Split. The Exchange Ratio established in the Business Combination is prior to the Reverse Stock Split and did not change as a result of the Reverse Stock Split. As a result of this retrospective application, certain prior period balances within the condensed consolidated financial statements have changed. Refer to Note 4, Business Combination in the notes to our unaudited interim condensed consolidated financial statements for further discussion regarding the closing of the Business Combination with Compute Health.

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

The Notes are convertible into shares of the Company's Common Stock, at a Purchaser’s election at any time after the earliest of (i) the date on which Stockholder Approval (as defined below) is obtained, (ii) December 31, 2025, (iii) the date of a Fundamental Change Company Notice (as defined in the Amended Note Purchase Agreement), and (iv) the Make-Whole Fundamental Change Effective Date (as defined in the Amended Note Purchase Agreement), subject to certain terms and limitations in the Amended Note Purchase Agreement, based on the higher of (x) an initial conversion rate of 24.6920 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $40.50 per share, which represents a 35% premium to the trailing 30 day volume weighted average price (“VWAP”) of the Company's common stock on the New York Stock Exchange (the “NYSE”) as of the close of business on April 12, 2024) and (y) a 35% conversion premium to the lowest price per share in an equity financing for capital raising purposes ending on the date on which the Company has raised aggregate gross offering proceeds of at least $15,000,000 (the “Next Equity Financing”). Although the initial conversion price based on clause (x) above for the Notes is above the NYSE’s “Minimum Price” (as such term is defined in Section 312.03 of the NYSE Listed Company Manual), it is subject to a reset provision at the time of the Next Equity Financing that could result in the conversion price falling below such Minimum Price. Therefore, the Amended Note Purchase Agreement provides that unless and until requisite approval of the Company’s stockholders is obtained (“Stockholder Approval”), the Company will not deliver common stock upon conversion of the Notes in excess of 1% of the number of shares of the Company’s common stock outstanding as of April 14, 2024. The Company is required to include a proposal in its definitive proxy statement on Schedule 14A seeking Stockholder Approval no later than December 31, 2025. If the Company does not obtain Stockholder Approval at such meeting, it shall call a special meeting of stockholders each 90-day period thereafter at least two times, and thereafter at each subsequent annual meeting until Stockholder Approval is obtained or the Notes are no longer outstanding; provided, that shares of common stock issued upon conversion of the Notes prior to obtaining Stockholder Approval shall not be entitled to vote in favor of Stockholder Approval.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023 (unaudited)

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
	(Restated)
Revenue	$9,386	$14,071	$(4,685)
Cost of revenue	2,520	2,940	(420)
Gross profit	6,866	11,131	(4,265)
Operating expenses:
Sales and marketing	6,145	11,864	(5,719)
Research and development	5,725	7,852	(2,127)
General and administrative	6,386	5,306	1,080
Total operating expenses:	18,256	25,022	(6,766)
Loss from operations	(11,390)	(13,891)	2,501
Other (expense) income:
Interest expense	(1,931)	(2,237)	306
Changes in fair value of warrants	3,131	(1,475)	4,606
Changes in fair value of Revenue Interest Financing and PIPE conversion option	(2,100)	-	(2,100)
Changes in fair value of earn-out liabilities	14,190	-	14,190
Other (expense) income, net	172	(164)	336
Total other (expense) income:	13,462	(3,876)	17,338
Income (loss) before income taxes:	2,072	(17,767)	19,839
Provision for income taxes:	(76)	(34)	(42)
Net income (loss)	$1,996	$(17,801)	$19,797

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

Change in Fair Value of Revenue Interest Financing and PIPE Conversion Option

The $2.1 million loss (as restated) attributable to the change in fair value of Revenue Interest Financing and PIPE Conversion Option for the three months ended March 31, 2024 was due to a $1.0 million loss (as restated) related to the change in fair value in the Revenue Interest Financing from December 31, 2023 to March 31, 2024 and a $1.1 million loss (as restated) in the change in fair value of the PIPE Conversion Option from December 31, 2023 to March 31, 2024 due to a decrease in the Company's stock price during the period.

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

Liquidity and Capital Resources

Since our inception, we have primarily obtained cash to fund our operations through the sale of Allurion preferred stock, issuance of term loans and issuance of convertible debt instruments. As of March 31, 2024, we had $29.7 million in cash and cash equivalents. We had net income of $2.0 million (as restated) and incurred a net loss of $17.8 million for the three months ended March 31, 2024 and 2023, respectively. We incurred cash outflows from operating activities of $8.6 million and $10.3 million during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $213.0 million (as restated). We expect to continue to generate significant operating losses for the foreseeable future.

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

Until such time as we can generate significant revenue to fund operations, we expect to use proceeds from the issuance of equity, debt financings, or other capital transactions to fund our operations and satisfy our liquidity requirements. We may be unable to increase our revenue, raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue our operations or the development and commercialization of one or more of our product candidates and other strategic initiatives. Based on our recurring losses from operations incurred since inception, the expectation of continuing operating losses for the foreseeable future, and the potential need to raise additional capital to finance its future operations and debt service payments, we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that the consolidated financial statements included in this Quarterly Report on Form 10-Q/A are issued.

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

Fortress Credit Agreement

On August 1, 2023, we received $57.6 million in net proceeds from the Fortress Credit Agreement that was to mature in June 2027. We entered into the Fortress Term Loan pursuant to the Fortress Credit Agreement on August 1, 2023 in connection with the closing of the Business Combination. In December 2023, we repaid $20.0 million of outstanding principal under the Fortress Term Loan. On April 16, 2024, we received $48 million in gross proceeds from the Amended Note Purchase Agreement with RTW, which proceeds were used to repay all outstanding principal, accrued and unpaid interest and other obligations with respect to the Fortress Term Loan. The Fortress Term Loan is included in current portion of term loan on our consolidated balance sheet as of March 31, 2024. See Note 9, Debt in the notes to our unaudited interim condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 included within this Quarterly Report on Form 10-Q/A for additional details regarding the Fortress Term Loan.

Revenue Interest Financing Agreement

On August 1, 2023, we received $40.0 million in proceeds from the Revenue Interest Financing Agreement with RTW, which matures in December 2030. We entered into the Revenue Interest Financing Agreement on February 9, 2023 and received the proceeds at the closing of the Business Combination. The Revenue Interest Financing Agreement is included in Revenue Interest Financing liability on our consolidated balance sheet as of March 31, 2024. On April 14, 2024, the Revenue Interest Financing Agreement was amended to, among other things, increase the rate of revenue interest payments to be paid to RTW. See Note 10, Revenue Interest Financing, Side Letter, and PIPE Conversion Option and Note 20, Subsequent Events in the notes to our unaudited interim condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 included within this Quarterly Report on Form 10-Q/A for additional details regarding the Revenue Interest Financing Agreement.

PIPE Investment

On August 1, 2023, we received $37.9 million proceeds from the PIPE Subscription Agreement for which the PIPE Investors received 215,468 shares of Allurion Common Stock at a price of $176.00 per share.

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

Convertible Notes

On August 1, 2023, all outstanding Allurion Convertible Notes and related interest expense were converted into shares of Allurion Common Stock in connection with the closing of the Business Combination. As of March 31, 2024, there were no outstanding convertible notes. See Note 9, Debt in the notes to our unaudited interim condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 for additional details related to our convertible notes.

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

Net Cash Used in Operating Activities

Three Months Ended March 31, 2024 (Restated) and 2023

During the three months ended March 31, 2024, net income of $2.0 million (as restated) and net cash provided by changes in our operating assets and liabilities of $2.6 million was more than offset by non-cash income of $13.2 million (as restated), resulting in cash used from operating activities of $8.6 million.

Non-cash income consisted of $14.2 million of income related to the change in fair value of our earn-out liabilities, and $3.1 million of mark to market adjustments related to our warrant liabilities. This non-cash income was partially offset by a $2.1 million loss (as restated) related to the change in fair value of the Revenue Interest Financing and PIPE Conversion Option, $0.6 million of stock-based compensation expenses, $0.4 million of depreciation and amortization expense, $0.3 million of non-cash interest expense primarily related to the accretion of debt discount associated with our Fortress Term Loan, $0.3 million of unrealized loss on foreign exchange, a $0.2 million provision for inventory, and $0.2 million of non-cash lease expense.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 3 to our audited consolidated financial statements included in our Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

In connection with the filing of our Original Form 10-Q filed on May 14, 2024, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2024 as a result of the material weaknesses in our internal control over financial reporting discussed below. Subsequent to the original evaluation, and as described in the Explanatory Note to the Form 10-Q/A, the Company identified an Error which led to the restatement of certain of the Company’s historical consolidated financial statements. The Company's management determined that the Error and the related restatements were the result of the existing material weaknesses in the Company’s internal control over financial reporting. The Company determined that the Error originated from the lack of sufficient levels of staff with public company and technical accounting experience to maintain proper control activities and perform risk assessment and monitoring activities.

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

Item 6. Exhibits.

The following list of exhibits includes exhibits submitted with this Quarterly Report of Form 10-Q/A as filed with the SEC and those incorporated by reference to other filings.

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

Allurion Technologies, Inc.

Date: August 28, 2025	By:	/s/ Shantanu Gaur
Shantanu Gaur
Chief Executive Officer and President