Form 10-Q/A
period 2024-06-30
ALLURION TECHNOLOGIES, INC.
filed 2025-08-28
CIK 1964979

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) amends and restates certain items in Allurion Technologies, Inc.'s (the “Company”) Quarterly Report on Form 10-Q as of and for the fiscal quarter ended June 30, 2024, initially filed with the Securities and Exchange Commission (the "SEC") on August 14, 2024 (the "Original Form 10-Q").

In this Form 10-Q/A, the Company is restating its previously issued unaudited condensed consolidated financial statements for the fiscal quarter ended June 30, 2024, as further described below.

In addition, the Company previously filed (i) Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (together with the 2023 Form 10-K/A, the “Annual Reports”) with the SEC on August 19, 2025 to restate its previously issued audited consolidated financial statements as of and for the fiscal year ended December 31, 2024, (ii) Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as amended, (the “2023 Form 10-K/A”), with the SEC on August 28, 2025 to restate its previously issued audited consolidated financial statements as of and for the fiscal year ended December 31, 2023, (iii) Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 (the “Q1 2024 Form 10-Q/A”), with the SEC on August 28, 2025 to restate its previously issued unaudited condensed consolidated financial statements for the quarter ended March 31, 2024 and (iv) Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 (the “Q1 2025 Form 10-Q/A”) with the SEC on August 19, 2025, to restate its previously issued unaudited condensed consolidated financial statements for the quarter ended March 31, 2025. Further the Company is filing an amendment to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (together with this Form 10-Q/A, the Q1 2024 Form 10-Q/A and the Q1 2025 Form 10-Q/A, the “Quarterly Reports”) to restate its previously issued unaudited consolidated financial statements for the fiscal quarter ended September 30, 2024.

The Company does not intend to amend any other reports previously filed with the SEC. Accordingly, investors and other readers should rely only on the financial information and related disclosures regarding the periods described above (the “Affected Periods”) in this Form 10-Q/A, such amendments to the Annual and Quarterly Reports described in the preceding paragraph, and in any other future filings with the SEC (as applicable) and should not rely on the prior reports of its independent registered public accounting firm on the consolidated financial statements as of and for the years ended December 31, 2023 and 2024, as applicable, or any previously furnished or filed reports, press releases, investor presentations or similar communications relating to the Affected Periods.

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

This Form 10-Q/A sets forth the information in the original Form 10-Q in its entirety, as such information is modified and superseded where necessary to reflect the restatement, Reverse Stock Split (with respect to Items 1 and 2 only) and related revisions. Except as provided above, this Form 10-Q/A does not amend, update or change any other items or disclosures or otherwise reflect events occurring after the date of the Original Form 10-Q to the date this Form 10-Q/A is filed. As such, forward-looking statements included in this Form 10-Q/A may represent management’s views as of the date of the Original Form 10-Q and should not be assumed to be accurate as of any date thereafter. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s other SEC filings.

Restatement Background

As described in the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2025, while preparing its unaudited condensed consolidated financial statements for the quarter ended June 30, 2025, the Company identified an error (the "Error") in the Company’s historical consolidated financial statements as of and for the years ended December 31, 2023 and

i

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

Additionally, the Company corrected an item that was previously identified and concluded as an immaterial error to its condensed consolidated financial statements for the six months ended June 30, 2024. This item primarily relates to Other liabilities and Other income (expense) misclassifications.

As a result, the Company is restating the unaudited condensed consolidated financial statements as of and for the fiscal quarter ended June 30, 2024.

Internal Control Considerations

Following the identification of the Error and in connection with the restatement, the Company's management has re-evaluated the effectiveness of the Company's disclosure controls and procedures and internal control over financial reporting as of June 30, 2024. The Company's management determined that the Error and the related restatements were the result of material weaknesses in the Company’s internal control over financial reporting. As a result, the Company's management has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024. The Company's management concluded the Error and restatement were symptomatic of the existing material weaknesses in the Company's disclosure controls and procedures, which were previously concluded to be ineffective as of June 30, 2024. See Part I - Item 4. Controls and Procedures, in this Form 10-Q/A for additional information related to these material weaknesses in internal control over financial reporting and the related remedial measures.

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

We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q/A primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described under the heading "Risk Factors" in this Quarterly Report on Form 10-Q/A and in the section entitled “Risk Factors” within our Annual Report on Form 10-K filed with the SEC on March 26, 2024, as amended by Amendment No. 1 to the Annual Report on Form 10-K filed with the SEC on April 28, 2024 and Amendment No. 2 to the Annual Report on Form 10-K filed with the SEC on August 28, 2025 (collectively, the "Annual Report on Form 10-K"). These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q/A include additional factors that could adversely impact our business and financial performance. Moreover, Allurion operates in very competitive and rapidly changing environments. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q/A. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

	June 30, 2024	December 31, 2023
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$19,258	$38,037
Accounts receivable, net of allowance of doubtful accounts of $11,363 and $12,671, respectively	13,357	18,194
Inventory, net	4,788	6,171
Prepaid expenses and other current assets	2,902	2,414
Total current assets	40,305	64,816
Property and equipment, net	3,254	3,381
Right-of-use asset	2,481	3,010
Other long-term assets	510	505
Total assets	$46,550	$71,712
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$7,984	$10,379
Current portion of term loan	—	38,643
Current portion of lease liabilities	850	908
Accrued expenses and other current liabilities	14,724	15,495
Total current liabilities	23,558	65,425
Public warrant liabilities	2,113	5,943
Revenue Interest Financing liability	39,000	36,200
Earn-out liabilities	4,110	23,990
Convertible notes payable	40,950	—
Lease liabilities, net of current portion	1,788	2,306
Other liabilities	5,613	9,145
Total liabilities	117,132	143,009
Commitments and Contingencies (Note 17)
Stockholders’ deficit:
Preferred stock, $0.0001 par value — 100,000,000 shares authorized as of June 30, 2024; and no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value — 1,000,000,000 shares authorized as of June 30, 2024; and 1,918,927 and 1,907,529 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	144,771	143,010
Accumulated other comprehensive loss	5,980	700
Accumulated deficit	(221,335)	(215,009)
Total stockholders’ deficit	(70,582)	(71,297)
Total liabilities and stockholders’ deficit	$46,550	$71,712

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Restated)		(Restated)
Revenue	$11,766	$12,960	$21,152	$27,031
Cost of revenue	2,773	2,992	5,293	5,932
Gross profit	8,993	9,968	15,859	21,099
Operating expenses:
Sales and marketing	6,718	10,273	12,863	22,137
Research and development	4,310	6,581	10,035	14,433
General and administrative	7,311	6,408	13,697	11,714
Total operating expenses:	18,339	23,262	36,595	48,284
Loss from operations	(9,346)	(13,294)	(20,736)	(27,185)
Other income (expense):
Interest expense	(339)	(2,508)	(2,270)	(4,745)
Changes in fair value of warrants	1,376	(204)	4,507	(1,679)
Changes in fair value of debt	8,070	2,257	8,070	2,257
Changes in fair value of Revenue Interest Financing and PIPE Conversion Option	(5,994)	—	(8,094)	—
Changes in fair value of earn-out liabilities	5,690	—	19,880	—
Loss on extinguishment of debt	(8,713)	—	(8,713)	—
Termination of convertible note side letters	—	(8,134)	—	(8,134)
Other income (expense), net	999	(91)	1,171	(255)
Total other income (expense):	1,089	(8,680)	14,551	(12,556)
Loss before income taxes	(8,257)	(21,974)	(6,185)	(39,741)
Provision for income taxes	(65)	(22)	(141)	(56)
Net loss	(8,322)	(21,996)	(6,326)	(39,797)
Cumulative undeclared preferred dividends	—	(725)	—	(1,442)
Net loss attributable to common shareholders	$(8,322)	$(22,721)	$(6,326)	$(41,239)
Net loss per share
Basic and Diluted	$(4.34)	$(20.95)	$(3.30)	$(38.05)
Weighted-average shares outstanding
Basic and Diluted	1,917,872	1,084,300	1,914,527	1,083,897

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Restated)		(Restated)
Net Income (loss)	$(8,322)	$(21,996)	$(6,326)	$(39,797)
Other comprehensive loss:
Change in fair value of Revenue Interest Financing due to change in credit risk	3,000	—	5,200	—
Change in fair value of RTW Convertible Notes due to change in credit risk	80	—	80	—
Comprehensive Loss	$(5,242)	$(21,996)	$(1,046)	$(39,797)

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(dollars in thousands, except share amounts)

	Common Stock		Additional Paid-	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	in Capital	Comprehensive Loss	Deficit	Deficit
Balance as of January 1, 2023	1,083,196	1	99,877	—	(132,192)	(32,314)
Exercise of stock options	616	—	20	—	—	20
Issuance of Legacy Allurion convertible preferred stock for the exercise of warrants	143	—	29	—	—	29
Stock-based compensation expense	—	—	409	—	—	409
Net loss	—	—	—	—	(17,801)	(17,801)
Balance as of March 31, 2023	1,083,955	1	100,335	—	(149,993)	(49,657)
Exercise of stock options	1,106	—	28	—	—	28
Issuance of Legacy convertible preferred stock for the exercise of warrants	20	—	6	—	—	6
Stock-based compensation expense	—	—	401	—	—	401
Net loss		—		—	(21,996)	(21,996)
Balance as of June 30, 2023	1,085,081	1	100,770	—	(171,989)	(71,218)

Balance as of January 1, 2024 (Restated)	1,907,529	2	143,010	700	(215,009)	(71,297)
Exercise of stock options	186	—	9	—	—	9
Issuance of common stock for the exercise of Public Warrants	6	—	—	—	—	—
Issuance of common stock from equity line financing (Note 13)	5,730	—	378	—	—	378
Issuance of common stock in connection with vesting of RSU awards	2,505	—	—	—	—	—
Stock-based compensation expense	—	—	552	—	—	552
Other comprehensive loss (Restated)	—	—	—	2,200	—	2,200
Net income (Restated)	—	—	—	—	1,996	1,996
Balance as of March 31, 2024 (Restated)	1,915,956	2	143,949	2,900	(213,013)	(66,162)
Exercise of stock options	460	—	16	—	—	16
Issuance of common stock in connection with vesting of RSU awards	2,505	—	—	—	—	—
Issuance of common stock for the exercise of Public Warrants	6	—	1	—	—	1
Stock-based compensation expense	—	—	805	—	—	805
Other comprehensive loss (Restated)	—	—	—	3,080	—	3,080
Net loss (Restated)	—	—	—	—	(8,322)	(8,322)
Balance as of June 30, 2024 (Restated)	1,918,927	2	144,771	5,980	(221,335)	(70,582)

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Six Months Ended June 30,
	2024	2023
	(Restated)
Operating Activities:
Net income (loss)	$(6,326)	$(39,797)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash lease expense	362	416
Depreciation and amortization	564	399
Stock-based compensation	1,357	810
Provision for uncollectible accounts	—	2,885
Unrealized exchange (gain) or loss	373	49
Provision for inventory	369	469
Change in fair value of warrant liabilities	(4,507)	1,679
Change in fair value of derivative liabilities	(1,895)	35
Change in fair value of Revenue Interest Financing and PIPE Conversion Option	8,094	—
Change in fair value of earn-out liabilities	(19,880)	—
Interest paid on debt recorded at fair value	(1,054)	—
Change in fair value of debt	(8,070)	(2,257)
Debt issuance costs associated with debt recorded at fair value	1,357	—
Non-cash interest expense	1,464	775
Non-cash termination of convertible note side letters	—	6,632
Loss on term loan extinguishment	8,713	0
Changes in operating assets and liabilities:
Accounts receivable	4,412	930
Inventory	1,014	(1,468)
Prepaid expenses, other current and long-term assets	718	634
Lease liabilities	(411)	(391)
Accounts payable	(2,504)	5,021
Accrued expenses and other current liabilities	(1,713)	3,162
Net cash used in operating activities	$(17,563)	$(20,017)
Investing Activities:
Purchases of property and equipment	(539)	(408)
Net cash used in investing activities	$(539)	$(408)
Financing Activities:
Proceeds from issuance of convertible notes	48,000	19,550
Proceeds from option and warrant exercises	26	61
Proceeds from equity line financing	378	—
Repayment of convertible notes	—	(500)
Payment of deferred financing costs	—	(1,604)
Payment of debt issuance costs	(1,357)	—
Repayment of Fortress term loan	(47,720)	—
Net cash provided by (used in) financing activities	$(673)	$17,507
Net decrease in cash and cash equivalents and restricted cash	$(18,775)	$(2,918)
Cash and cash equivalents and restricted cash at beginning of period	38,421	8,023
Cash and cash equivalents and restricted cash at end of period	$19,646	$5,105
Supplemental disclosure of cash flow information
Cash paid for interest	$2,672	$3,967
Supplemental cash flow information on non-cash investing and financing activities
Purchase of property and equipment included in accounts payable	$31	$165
Deferred financing costs in accounts payable and accrued expenses	1,207	6,918
Change in fair value of RTW Convertible Notes through OCI	80	—
Change in fair value of Revenue Interest Financing through OCI	5,200	—

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to the applicable accounting guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification ("ASC"), and Accounting Standards Update ("ASU"), of the Financial Accounting Standards Board ("FASB"). They should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2023 included in the Company's Annual Report on Form 10-K, as amended by Amendment No. 1 to the Annual Report on Form 10-K filed with the SEC on April 28, 2024 and Amendment No. 2 to the Annual Report on Form 10-K filed with the SEC on August 28, 2025 (collectively, the"Annual Report on Form 10-K"). The financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 presented in this report are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

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

The Company has incurred recurring losses since inception, anticipates net losses and negative operating cash flows for the near future, and may be unable to remain in compliance with certain financial covenants required under its credit facilities. Through June 30, 2024, the Company has funded its operations primarily with proceeds from the sale of its convertible preferred stock, issuance of convertible notes, issuance of term loans, and funds received upon consummation of the Business Combination. The Company has incurred recurring losses and cash outflows from operating activities since its inception, including losses from operations of $20.7 million and $27.2 million and cash outflows from operating activities of $17.6 million and $20.0 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had an accumulated deficit of $221.3 million (as restated). The Company expects to continue to generate significant operating losses for the foreseeable future.

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

Additionally, the Company corrected an item that was previously identified and concluded as an immaterial error to its condensed consolidated financial statements for the six months ended June 30, 2024. This item primarily relates to Other liabilities and Other income (expense) misclassifications.

As a result, the Company is restating the unaudited condensed consolidated financial statements as of and for the fiscal quarter ended June 30, 2024.

The effects of the restatements on the condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 are as follows:

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

Upon the closing of the Business Combination, (a) holders of Legacy Allurion common stock received shares of Allurion Common Stock in an amount determined by application of the Exchange Ratio of approximately 0.9780, (the Exchange Ratio established in the Business Combination is prior to the Reverse Stock Split and did not change as a result of the Reverse Stock Split) (b) each then-outstanding share of Legacy Allurion preferred stock was converted into the right to receive shares of Allurion Common Stock equal to the number of shares of Legacy Allurion common stock that would be issued upon conversion of such outstanding share of Legacy Allurion preferred stock based on the applicable conversion ratio multiplied by the Exchange Ratio, (c) each then-outstanding and unexercised Legacy Allurion option was converted into a new Allurion option on the same terms and conditions as were applicable to such Legacy Allurion option based on the Exchange Ratio ("Rollover Option"), (d) each then-outstanding Legacy Allurion warrant was converted into a new Allurion warrant based on the Exchange Ratio ("Rollover Warrant"), (e) each then-outstanding Legacy Allurion restricted stock unit was converted into a rollover restricted stock unit based on the Exchange Ratio, and (f) certain amounts of loans made by Compute Health Sponsor LLC (the "Sponsor") to CPUH, which balance was $3.7 million at the time of the Business Combination (the "Sponsor Loan Excess"), were converted into 21,023 shares of Allurion Common Stock (as adjusted for the Reverse Stock Split) (the "Sponsor Loan Equity Issuance"). For periods prior to the Business Combination, the reported share and per share amounts have been retroactively converted by applying the Exchange Ratio. The consolidated assets, liabilities, and results of operations prior to the Business Combination are those of Legacy Allurion.

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

6. Inventory

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

In December 2021, the 2021 Term Loan Agreement was amended (the “Amendment”) to extend the maturity date of the 2021 Term Loan to December 30, 2025 and provide for an additional $20.0 million of borrowings. In December 2021, the Company issued warrants exercisable for 132,979 shares of Legacy Allurion Series C preferred stock as consideration for the Amendment and the draw down related to the 2021 Term Loan Agreement. The fair value of these warrants was determined to be $0.3 million upon issuance and are classified as a warrant liability on the condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023 (see Note 11, Fair Value Measurements). Upon the closing of the Business Combination and after giving effect to the Reverse Stock Split, these warrants were converted into warrants exercisable for 5,203 shares of Allurion Common Stock.

In June 2022, the 2021 Term Loan Agreement was amended to revise definitional terms for certain milestone events, the final payment amount and certain financial covenants. In September 2022, the 2021 Term Loan Agreement was further amended to, among other things, increase additional borrowing up to $15.0 million.

During June through December of 2022, the Company drew an additional $30.0 million of the 2021 Term Loan and warrants exercisable for 88,440 shares of Series D-1 preferred stock were issued. The fair value of these warrants was determined to be $0.8 million upon issuance and are classified as a warrant liability on the consolidated balance sheets as of June 30, 2024 and December 31, 2023 (see Note 11, Fair Value Measurements). Upon the closing of the Business Combination and after giving effect to the Reverse Stock Split, the warrants exercisable for 88,440 shares of Series D-1 preferred stock were converted into warrants exercisable for 3,620 shares of Allurion Common Stock.

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

The RTW Convertible Notes are accounted for under the FVO election of ASC 825 as the notes contain embedded derivatives, including the conversion upon Stockholder Approval, the conversion upon a Fundamental Change Company Notice, the conversion upon a Make-Whole Fundamental Change, redemption upon the event of default, and redemption upon a Fundamental Change, which would require bifurcation and separate accounting. The RTW Convertible Notes are initially measured at their issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The fair value of the RTW Convertible Notes at issuance was $49.1 million, with a corresponding $1.1 million loss recognized in Other income (expense), net in the condensed consolidated statement of operations. In connection with the issuance of the RTW Convertible Notes and RIFA Amendment (as defined below), we incurred $1.4 million in issuance costs, which were directly expensed through general and administrative expense due to the FVO election of the RTW Convertible Notes and Revenue Interest Financing. For the three and six months ended June 30, 2024, the Company recorded an $8.0 million gain (as restated) and $0.1 million gain (as restated) through the condensed consolidated statements of operations and other comprehensive income (loss), respectively.

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

For the three months ended June 30, 2024, the Company recorded a $8.1 million loss (as restated) and a $3.0 million gain (as restated) through the condensed consolidated statements of operations and other comprehensive income (loss), respectively. For the six months ended June 30, 2024, the Company recorded a $9.1 million loss (as restated) and a $5.2 million gain (as restated) through the condensed consolidated statements of operations and other comprehensive income (loss), respectively. The changes in fair value were recorded in the Changes in fair value of Revenue Interest Financing and PIPE Conversion Option in the condensed consolidated statement of operations.

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

Legacy Allurion Warrants

The Company has classified the Legacy Allurion Common Stock Warrants within Level 3 of the hierarchy as the fair value is derived using the Black-Scholes option pricing model, which uses a combination of observable (Level 2) and unobservable (Level 3) inputs. See table below for the assumptions used in the pricing model of the Legacy Allurion Common Stock Warrants:

	Measurement Date	Interest Rate	Exercise Price	Estimated Fair Value of Underlying Share Price	Expected Volatility	Expected Life (Years)
Legacy Allurion Series C Preferred Stock warrants (as converted to Common)	June 30, 2024	4.33%	$168.25	$25.00	90%	6.75
Other Common Stock	June 30, 2024	4.50%	26.25	25.00	90%	3.19
Legacy Allurion Series D-1 Preferred Stock warrants (as converted to Common)	June 30, 2024	4.33%-4.34%	303.50	25.00	90%	6.75-8.21

	Measurement Date	Interest Rate	Exercise Price	Estimated Fair Value of Underlying Share Price	Expected Volatility	Expected Life (Years)
Legacy Allurion Series C Preferred Stock warrants (as converted to Common)	December 31, 2023	3.88%	$168.25	$93.50	100%	7.25
Other Common Stock	December 31, 2023	3.95%	26.25	93.50	100%	3.69
Legacy Allurion Series D-1 Preferred Stock warrants (as converted to Common)	December 31, 2023	3.88%	303.50	93.50	100%	7.25-8.71

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

The fair value of the PIPE Conversion Option was accounted for as a derivative under ASC 815. The instrument is measured using a Monte Carlo Simulation Method ("MCSM") using the number of shares convertible of 42,614 and the following assumptions:

	June 30, 2024	December 31, 2023
Stock Price	$25.00	$93.50
Risk-free interest rate	5.06%	4.46%
Expected term (in years)	1.1	1.6
Expected volatility	110.0%	82.5%

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

	June 30, 2024	December 31, 2023
Stock Price	$25.00	$93.50
Risk-free interest rate	4.4%	3.9%
Expected term (in years)	4.1	4.6
Expected volatility	103.0%	87.0%

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

June 30, 2024
Stock Price	$25.00
Risk-free interest rate	4.3%
Expected term (in years)	6.8
Expected volatility	80.0%

The changes in the fair values of the Success Fee derivative liability, 2023 Convertible Notes, Revenue Interest Financing, PIPE Conversion Option, Earn-out liability, Term Loan Derivative liability, RTW Convertible Notes, PubCo Share liability, and Base PubCo and Backstop Share liability categorized with Level 3 inputs for the three months ended June 30, 2024 and 2023 were as follows:

	Success Fee Derivative Liability	2023 Convertible Notes	Revenue Interest Financing	PIPE Conversion Derivative	Earn-Out Liability	Term Loan Derivative Liability	RTW Convertible Notes	PubCo Share Liability		Base PubCo & Backstop Share Liability	Total
Balance – March 31, 2023	$207	$13,600	$—	$—	$—	$—	$—	$—		$—	$13,807
Fair value upon issuance	—	5,950	$—	—	—	—	—	3,370		3,264	12,584
Change in fair value	6	(2,257)	—	—	—	—	—	(43)		41	(2,253)
Repayments of debt	—	(500)	—	—	—	—	—	—		—	(500)
Balance – June 30, 2023	$213	$16,793	$—	$—	$—	$—	$—	$3,327		$3,305	$23,638
Balance – March 31, 2024	$14	$—	$35,000	$7,510	$9,800	$1,957	$—	$—		$—	$54,281
Fair value upon issuance	—	—	—	—	—	—	49,100	—		—	49,100
Change in fair value (Restated)(1)	—	—	8,054	(2,060)	(5,690)	(1,957)	(8,070)	—	—	—	(9,723)
Change in fair value - OCI (Restated)(1)	—	—	(3,000)	—	—	—	(80)	—	—	—	(3,080)
Repayments of debt	—	—	(1,054)	—	—	—	—	—	—	—	(1,054)
Balance – June 30, 2024	$14	$—	$39,000	$5,450	$4,110	$—	$40,950	$—		$—	$89,524

(1) As discussed in FN 2, Restatement of Previously Issued Financial Statements, the Company identified an error in its historical financial statements related to the change in fair value due to instrument specific credit risk for the Revenue Interest Financing and RTW Convertible Notes. The only restated numbers in the table above relate to the 'Change in fair value' and 'Change in fair value - OCI' for both the Revenue Interest Financing and RTW Convertible Notes.

	Success Fee Derivative Liability	2023 Convertible Notes	Revenue Interest Financing	PIPE Conversion Derivative	Earn-Out Liability	Term Loan Derivative Liability	RTW Convertible Notes	PubCo Share Liability	Base PubCo & Backstop Share Liability	Total
Balance – January 1, 2023	$178	$—	$—	$—	$—	$—	$—	$—	$—	$178
Fair value upon issuance	—	19,550	$—	—	—	—	—	3,370	3,264	26,184
Change in fair value	35	(2,257)	—	—	—	—	—	(43)	41	(2,224)
Repayments of debt	—	(500)	—	—	—	—	—	—	—	(500)
Balance – June 30, 2023	$213	$16,793	$—	$—	$—	$—	$—	$3,327	$3,305	$23,638
Balance – January 1, 2024 (Restated)(1)	$14	$—	$36,200	$6,410	$23,990	$1,895	$—	$—	$—	$68,509
Fair value upon issuance	—	—	—	—	—	—	49,100	—	—	49,100
Change in fair value (Restated)(1)	—	—	9,054	(960)	(19,880)	(1,895)	(8,070)	—	—	(21,751)
Change in fair value - OCI (Restated)(1)	—	—	(5,200)	—	—	—	(80)	—	—	(5,280)
Repayments of debt	—	—	(1,054)	—	—	—	—	—	—	(1,054)
Balance – June 30, 2024	$14	$—	$39,000	$5,450	$4,110	$—	$40,950	$—	$—	$89,524

(1) As discussed in FN 2, Restatement of Previously Issued Financial Statements, the Company identified an error in its historical financial statements related to the change in fair value due to instrument specific credit risk for the Revenue Interest Financing and RTW Convertible Notes, as well as a change in fair value of the PIPE Conversion Option. The only restated numbers in the table above relate to the 'Change in fair value' and 'Change in fair value - OCI' for both the Revenue Interest Financing and RTW Convertible Notes, as well as the 'Change in fair value' and 'Balance - January 1, 2024' related to the PIPE Conversion Option.

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

12. Income Taxes

The Company recorded income tax expense for each of the three and six months ended June 30, 2024 of $0.1 million, representing effective tax rates of (0.8%) (as restated) and (2.3%) (as restated), respectively. The Company recorded income tax expense for the three and six months ended June 30, 2023 of less than $0.1 million and $0.1 million, respectively, representing effective tax rates of (0.1%) in both periods. The tax expense recorded relates to the earnings of the Company’s profitable foreign subsidiaries.

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

Common Equity

The Allurion Certificate of Incorporation authorizes the issuance of up to 1,000,000,000 shares of Allurion Common Stock. As of June 30, 2024 and December 31, 2023, 1,918,927 and 1,907,529 shares of Common Stock were outstanding, respectively, after retrospectively adjusting for the effect of the reverse recapitalization and Reverse Stock Split.

The number of shares of Common Stock that have been reserved for issuance upon the potential conversion or exercise, as applicable, of the Company’s securities as of June 30, 2024, is as follows:

Outstanding options to purchase Common Stock	288,172
Restricted Stock Units	23,738
Warrants to purchase Common Stock	16,151
Shares of Common Stock issued upon the exercise of Public Warrants	750,383
Earn-Out Shares	360,000
Convertible Notes	19,168
Total	1,457,612

Warrants to Purchase Common Stock

In connection with the closing of the Business Combination, all outstanding warrants to purchase Legacy Allurion preferred stock and Legacy Allurion common stock were converted into Rollover Warrants to purchase Allurion Common Stock using the Exchange Ratio. As of June 30, 2024, there were 16,151 such Rollover Warrants outstanding to purchase Common Stock. Upon the closing of the Business Combination, certain Legacy Allurion preferred stock and Legacy Allurion common stock warrants that were converted into Rollover Warrants were determined to be equity classified.

June 30, 2024
Issuance Date	Remaining Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
12/1/2014	0.4	Common Stock	Equity	1,771	$61.00
3/30/2021	6.7	Common Stock	Liability	5,203	168.25
9/15/2022	8.2	Common Stock	Liability	1,810	303.50
6/4/2022	7.9	Common Stock	Liability	1,810	303.50
1/17/2017	2.5	Common Stock	Equity	2,934	0.50
8/3/2017	3.1	Common Stock	Equity	392	28.25
9/8/2017	3.2	Common Stock	Liability	1,151	26.25
6/19/2018	4.0	Common Stock	Liability	720	26.25
6/25/2019	5.0	Common Stock	Liability	360	26.25
				16,151

December 31, 2023
Issuance Date	Remaining Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
12/1/2014	0.9	Common Stock	Equity	1,771	$61.00
3/30/2021	7.2	Common Stock	Liability	5,203	168.25
9/15/2022	8.7	Common Stock	Liability	1,810	303.50
6/4/2022	8.4	Common Stock	Liability	1,810	303.50
1/17/2017	3.0	Common Stock	Equity	2,934	0.50
8/3/2017	3.6	Common Stock	Equity	392	28.25
9/8/2017	3.7	Common Stock	Liability	1,151	26.25
6/19/2018	4.5	Common Stock	Liability	720	26.25
6/25/2019	5.5	Common Stock	Liability	360	26.25
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

The Company may redeem the outstanding Public Warrants for shares of our Common Stock at a price of $2.50 per Public Warrant at any time commencing 90 days after the completion of the Business Combination, and provided that the last sales price of the Company’s Common Stock equals or exceeds $176.00 per share of any 20 trading days within a 30-day trading period ending on the third trading day prior to the date on which notice of redemption is given. Holders of the Public Warrants will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value (the “Redemption Fair Market Value”) of the shares of the Company's Common Stock. The Redemption Fair Market Value is determined based on the volume weighted average price of the Company’s Common Stock for the ten trading days immediately following the date on which notice of redemption is sent to the holders. As of June 30, 2024, the Company has not redeemed any of the outstanding Public Warrants. As of June 30, 2024, there were 13,206,720 outstanding Public Warrants exercisable for 750,383 shares of Allurion Common Stock.

Chardan Equity Facility

On December 18, 2023, we entered into a ChEF Purchase Agreement (the "Purchase Agreement") and a Registration Rights Agreement (the "Registration Rights Agreement"), each with Chardan Capital Markets ("Chardan") related to a "ChEF," Chardan's committed equity facility (the "Chardan Equity Facility"). Pursuant to the Purchase Agreement, the Company has the right from time to time at its option to sell to Chardan up to the lesser of (i) $100,000,000 in aggregate gross purchase price of newly issued shares of the Company's Common Stock, and (ii) 379,299 shares of Common Stock, which number of shares is equal to 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the Purchase Agreement (the "Exchange Cap"). In consideration for Chardan's entry into the Purchase Agreement, Allurion issued to Chardan 1,421 shares of Allurion Common Stock (the "Commitment Shares"). The Company recorded $0.1 million to additional paid-in capital and $0.1 million of expense in connection with the issuance of the Commitment Shares. The Company expensed an additional $0.1 million related to a non-refundable structuring fee immediately following commencement. As of June 30, 2024, the Company had sold 5,730 shares of Common Stock to Chardan at a purchase price of $0.4 million in connection with the Purchase Agreement.

Public Offering and Concurrent Private Placement

On July 1, 2024, the Company closed the Public Offering (as defined below) and Private Placement (as defined below) for gross proceeds of $17.3 million and $2.7 million, respectively. On July 5, 2024 the Underwriters (as defined below) exercised a portion of the option for additional gross proceeds of $2.3 million. Refer to Note 20, Subsequent Events, for further information regarding the Public Offering and Private Placement.

14. Net Loss per Share

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Restated)		(Restated)
Numerator:
Net loss	$(8,322)	$(21,996)	$(6,326)	$(39,797)
Cumulative undeclared preferred dividends to participating securities (Legacy Series D convertible preferred stock)	—	(725)	—	(1,442)
Net loss attributable to common shareholders	$(8,322)	$(22,721)	$(6,326)	$(41,239)
Denominator:
Weighted-average common shares outstanding - basic and diluted	1,917,872	1,084,300	1,914,527	1,083,897
Net loss per share attributable to common shareholders, basic and diluted	$(4.34)	$(20.95)	$(3.30)	$(38.05)

For the three and six months ended June 30, 2024 and 2023, the Company's potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average share number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same. The Company excluded the following potential shares of Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect.

	As of June 30,
	2024	2023
Outstanding options to purchase Common Stock	288,172	165,442
Restricted Stock Units	23,738	56,605
Warrants to purchase Common Stock	16,151	17,307
Shares of Common Stock issued upon the exercise of Public Warrants	750,383	—
Earn-Out Shares	360,000	—
Convertible Notes	19,168	139,599
Total	1,457,612	378,953

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

In connection with the closing of the Business Combination, the Company adopted the 2023 Stock Option and Incentive Plan (the "2023 Plan"), which provides for the award of stock options (both incentive and non-qualified), stock appreciation rights, restricted stock units, restricted stock awards, cash-based awards, and dividend equivalent rights. As of June 30, 2024, a total of 339,982 shares of Allurion Common Stock are reserved for issuance under the 2023 Plan. The 2023 Plan provides that the number of shares reserved for issuance under the 2023 Plan will automatically increase each January 1, beginning January 1, 2024 and ending January 1, 2033, by 5% of the number of fully diluted outstanding shares of Allurion Common Stock as of the immediately preceding December 31 or such lesser amount as determined by the Board and the compensation committee.

As of June 30, 2024, 311,685 options and RSUs were issued and outstanding under the 2010 Plan, 2020 Plan, and 2023 Plan. As of December 31, 2023, 181,186 options and RSUs were issued and outstanding under the 2010 Plan, 2020 Plan, and 2023 Plan. The stock options generally vest over a four-year period and expire 10 years from the date of grant.

Stock-based compensation expense included in the condensed consolidated statement of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$6	$3	$11	$15
Selling, general and administrative	768	372	1,318	758
Research and development	31	26	28	37
Total stock-based compensation expense	$805	$401	$1,357	$810

Stock Options

The following table summarizes the option activity under the 2010 Plan, 2020 Plan, and the 2023 Plan during the six months ended June 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per option)	(in years)	(in thousands)
Outstanding—January 1, 2024	155,441	$66.75	6.9	$5,565
Granted	147,443	46.50
Cancellations and forfeitures	(14,290)	60.25
Exercised	(646)	34.25
Outstanding—June 30, 2024	287,948	56.75	8.2	14
Exercisable at June 30, 2024	114,409	$59.75	6.1	$12

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

	Number of RSUs	Weighted Average Grant Date Fair Value
		(per share)
Outstanding—January 1, 2024	25,745	$111.25
Granted	3,000	65.25
Cancellations and forfeitures	—
Vested	(5,010)	112.74
Outstanding—June 30, 2024	23,735	$105.00

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

Disclosures about significant segment expenses and long-lived assets by geography are presented below. Refer to Note 5, Revenue for information on revenue by geography. Significant segment expenses are set forth in the following table (in thousands):

Significant segment expenses are set forth in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Restated)		(Restated)
Revenue	$11,766	$12,960	$21,152	$27,031
Less:
Cost of revenue	2,773	2,992	5,293	5,932
Sales and marketing	6,718	10,273	12,863	22,137
Clinical trials and medical affairs	2,371	3,672	5,642	8,333
Product development	739	1,066	1,783	2,493
Digital	621	1,117	1,369	2,100
Quality and regulatory	579	726	1,241	1,507
General and administrative	7,311	6,408	13,697	11,714
Other segment items (1)	(1,024)	8,702	(14,410)	12,612
Net loss	$(8,322)	$(21,996)	$(6,326)	$(39,797)

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

RTW Participation in Public Offering

In connection with the Public Offering (as defined below), the Company issued and sold 9,594 shares of Common Stock and accompanying warrants to funds affiliated with RTW, for an aggregate purchase price of approximately $0.3 million. The Public Offering closed on July 1, 2024.

Private Placement with RTW

On June 28, 2024, pursuant to the Subscription Agreement (as defined below), the Company agreed to sell to RTW 2,260,159 shares of Series A Preferred Stock (as defined below), and 90,407 Private Placement Warrants (as defined below), for an aggregate purchase price of approximately $2.7 million. The Private Placement closed on July 1, 2024.

20. Subsequent Events

Public Offering

On June 28, 2024, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Jefferies LLC and TD Securities (USA) LLC, as representative of the several underwriters (the "Underwriters"), pursuant to which the Company agreed to issue and sell 576,261 shares of the Company's Common Stock and warrants ("Public Offering Warrants") to purchase up to 576,261 shares of the Company's Common Stock at an offering price of $30.00 per share and accompanying warrant (the "Public Offering"). Pursuant to the Underwriting Agreement, the Company also granted the Underwriters an option exercisable for 30 days to purchase up to an additional 86,440 shares of Common Stock and/or 86,440 Public Offering Warrants at the public offering price. On July 1, 2024, the Underwriters exercised the option with respect to the Public Offering Warrants in full, which resulted in the issuance of an additional 86,440 Public Offering Warrants at the closing. The Public Offering closed on July 1, 2024 with total gross proceeds of $17.3 million, before deducting the Underwriters' discounts and commissions and estimated offering expenses payable by the Company. Further, the Underwriters exercised a portion of the option with respect to the Common Stock on July 5, 2024 for total gross proceeds of $2.3 million, which resulted in the issuance of 77,091 shares of the Company's Common Stock at an offering price of $30.00 per share.

Private Placement

On June 28, 2024, the Company entered into a subscription agreement (the "Subscription Agreement") with RTW, pursuant to which the Company agreed to sell to RTW 2,260,159 shares of a newly created series of preferred stock, Series A non-voting convertible preferred stock, par value $0.0001 per share ("Series A Preferred Stock"), and 90,407 private placement warrants ("Private Placement Warrants") to purchase common stock, for an aggregate purchase price of approximately $2.7 million at a purchase price per share of Series A Preferred Stock and accompanying Private Placement Warrant equal to the per share Public Offering price for the shares of common stock and Public Offering Warrants in the Public Offering (the "Private Placement"). The Private Placement closed on July 1, 2024 with total gross proceeds received from RTW of $2.7 million.

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

Restatement of Previously Issued Financial Statements; Reverse Stock Split

As discussed in the Explanatory Note to this Form 10-Q/A, the Company is restating its previously issued unaudited consolidated financial statements as of and for the three and six months ended June 30, 2024. As a result, the previously reported financial information as of and for the three and six months ended June 30, 2024 in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to reflect the restatement. In addition, such financial information has been retroactively adjusted to reflect the results of a 1-to-25 reverse stock split effected by the Company on January 3, 2025 (the “Reverse Stock Split”). See Note 2 “Restatement of Previously Issued Financial Statements” and Note 1 “Organization and Basis of Presentation” to the unaudited consolidated financial statements included in this Form 10-Q/A for further detail regarding the restatement and the Reverse Stock Split, including descriptions of the adjustments and the impacts on our unaudited consolidated financial statements.

Other than the effects of the restatement and the Reverse Stock Split noted above, this section has not been otherwise modified and does not reflect any information or events occurring after August 14, 2024, the filing date of the Original Form 10-Q, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products and receipt and maintenance of regulatory approvals. We generated revenue of $21.2 million and $27.0 million for the six months ended June 30, 2024 and 2023, respectively, and incurred net losses of $6.3 million (as restated) and $39.8 million for those same periods, respectively. We expect to continue to incur net losses for the foreseeable future as we focus on obtaining regulatory approvals for our products in new markets, reinstating regulatory approvals, refining our sales and marketing strategies, and continuing research and development efforts to further enhance our existing products. Further, following the closing of the Business Combination described below in “Recent Developments,” we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. As a result, we will need additional funding for expenses related to our operating activities, including selling, marketing, general and administrative expenses and research and development expenses.

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

Public Offering

On June 28, 2024, we entered into an underwriting agreement (the "Underwriting Agreement") with Jefferies LLC and TD Securities (USA) LLC, as representative of the several underwriters (the "Underwriters"), pursuant to which we agreed to issue and sell 576,261 shares of the Company's Common Stock and warrants ("Public Offering Warrants") to purchase up to 576,261 shares of the Company's Common Stock, at an offering price of $30.00 per share and accompanying warrant (the "Public Offering"). Pursuant to the Underwriting Agreement, we also granted the Underwriters an option exercisable for 30 days to purchase up to an additional 86,440 shares of Common Stock and/or 86,440 Public Offering Warrants at the public offering price. On July 1, 2024, the Underwriters exercised the option with respect to the Public Offering Warrants in full, which resulted in the issuance of an additional 86,440 Public Offering Warrants at the closing. The Public Offering closed on July 1, 2024. Gross proceeds from the Public Offering were $17.3 million, before deducting the Underwriters' discounts and commissions and estimated offering expenses payable by the Company. The Underwriters exercised a portion of the option on July 5, 2024 for total gross proceeds of $2.3 million, which resulted in the issuance of 77,091 shares of the Company's Common Stock at an offering price of $30.00 per share.

Private Placement

On June 28, 2024, we entered into a subscription agreement (the "Subscription Agreement") with funds affiliated with RTW, pursuant to which the Company agreed to sell to RTW 2,260,159 shares of a newly created series of preferred stock, Series A non-voting convertible preferred stock, par value $0.0001 per share ("Series A Preferred Stock"), and 90,407 private placement warrants ("Private Placement Warrants") to purchase Common Stock, for an aggregate purchase price of approximately $2.7 million at a purchase price per share of Series A Preferred Stock and accompanying Private Placement Warrant equal to the per share Public Offering price for the shares of Common Stock and Public Offering Warrants in the Public Offering (the "Private Placement"). The Private Placement closed on July 1, 2024 with total gross proceeds received from RTW of $2.7 million.

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

Key Factors Affecting Our Operating Results

We believe that our performance and future success depend on many factors that present significant opportunities but also pose risks and challenges, including those discussed below and in the “Risk Factors” section of this Quarterly Report on Form 10-Q/A and our Annual Report on Form 10-K.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023 (unaudited)

The following table summarizes our results of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(Restated)		(Restated)	(Restated)		(Restated)
Revenue	$11,766	$12,960	$(1,194)	$21,152	$27,031	$(5,879)
Cost of revenue	2,773	2,992	(219)	5,293	5,932	(639)
Gross profit	8,993	9,968	(975)	15,859	21,099	(5,240)
Operating expenses:
Sales and marketing	6,718	10,273	(3,555)	12,863	22,137	(9,274)
Research and development	4,310	6,581	(2,271)	10,035	14,433	(4,398)
General and administrative	7,311	6,408	903	13,697	11,714	1,983
Total operating expenses:	18,339	23,262	(4,923)	36,595	48,284	(11,689)
Loss from operations	(9,346)	(13,294)	3,948	(20,736)	(27,185)	6,449
Other income (expense):
Interest expense	(339)	(2,508)	2,169	(2,270)	(4,745)	2,475
Changes in fair value of warrants	1,376	(204)	1,580	4,507	(1,679)	6,186
Change in fair value of debt	8,070	2,257	5,813	8,070	2,257	5,813
Changes in fair value of Revenue Interest Financing and PIPE conversion option	(5,994)	—	(5,994)	(8,094)	—	(8,094)
Changes in fair value of earn-out liabilities	5,690	—	5,690	19,880	—	19,880
Loss on extinguishment of debt	(8,713)	—	(8,713)	(8,713)	—	(8,713)
Termination of convertible note side letters	—	(8,134)	8,134	—	(8,134)	8,134
Other income (expense), net	999	(91)	1,090	1,171	(255)	1,426
Total other income (expense):	1,089	(8,680)	9,769	14,551	(12,556)	27,107
Income (loss) before income taxes:	(8,257)	(21,974)	13,717	(6,185)	(39,741)	33,556
Provision for income taxes:	(65)	(22)	(43)	(141)	(56)	(85)
Net income (loss)	$(8,322)	$(21,996)	$13,674	$(6,326)	$(39,797)	$33,471

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

Change in Fair Value of Debt

The $5.8 million gain (as restated) attributable to the change in fair value of debt for each of the three and six months ended June 30, 2024, compared to the same periods in 2023, was due to mark to market fluctuations in our convertible debt.

Change in Fair Value of Revenue Interest Financing and PIPE Conversion Option

The less than $6.0 million loss (as restated) attributable to the change in fair value of the Revenue Interest Financing and PIPE Conversion Option for the three months ended June 30, 2024, compared to the same period in 2023, was primarily due to a $2.1 million gain related to the change in fair value in the PIPE Conversion Option due to a decrease in the Company's stock price from March 31, 2024 to June 30, 2024, offset by a $8.1 million loss (as restated) in the change in fair value of the Revenue Interest Financing. The $8.1 million loss (as restated) attributable to the change in fair value of Revenue Interest Financing and PIPE Conversion Option for the six months ended June 30, 2024, compared to the same period in 2023 was primarily due to a $9.1 million loss (as restated) related to the change in fair value in the Revenue Interest Financing from December 31, 2023 to June 30, 2024 and a $1.0 million gain (as restated) in the change in fair value of the PIPE Conversion Option from December 31, 2023 to June 30, 2024.

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

Liquidity and Capital Resources

Since our inception, we have primarily obtained cash to fund our operations through the sale of Allurion preferred stock and common stock, issuance of term loans, royalty arrangements, and issuance of convertible debt instruments. As of June 30, 2024, we had $19.3 million in cash and cash equivalents. We incurred losses of $6.3 million (as restated) and $39.8 million for the six months ended June 30, 2024 and 2023, respectively. We incurred cash outflows from operating activities of $17.6 million and $20.0 million during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $221.3 million (as restated). We expect to continue to generate significant operating losses for the foreseeable future.

Our future capital requirements will depend on many factors, including:

•
the emergence of competing innovative weight loss experiences and other adverse marketing developments;
•
the timing and extent of our sales and marketing and research and development expenditures; and
•
any investments or acquisitions we may choose to pursue in the future.

Our revenue for the six months ended June 30, 2024 was $21.2 million, which represented a quarter-over-quarter decrease of 22%. The decrease in revenue was primarily the result of lower re-order rates as distributors and certain accounts adjusted their inventory levels. The decrease in revenue was also attributable to selling less or no product to certain distributors and accounts to manage our credit risk. If our current cash and anticipated revenue and resulting cash flows from operations are insufficient to satisfy our liquidity requirements, due to increased expenditures, lower demand for or sales of our gastric balloon system, the occurrence of other events or the realization of the risks described in this Quarterly Report on Form 10-Q/A or our Annual Report on Form 10-K under the heading "Risk Factors," we may be required to raise additional capital through the issuances of public or private equity or debt financing or other capital sources earlier than expected.

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

Financing Arrangements

Public Offering and Concurrent Private Placement

On July 1, 2024, we received $17.3 million in gross proceeds from issuance of 576,261 shares of Common Stock and 662,701 Public Offering Warrants and $2.7 million in gross proceeds from the sale and issuance of 2,260,159 shares of Series A Preferred Stock, and 90,407 Private Placement Warrants in the Private Placement, in each case at an offering price of $30.00 per share and accompanying warrant. On July 5, 2024, the Underwriters partially exercised their option to purchase an additional 77,091 shares of Common Stock for additional gross proceeds of $2.3 million.

Note Purchase Agreement

On April 16, 2024, we received $48 million in gross proceeds from the Amended Note Purchase Agreement with RTW, which proceeds were used to repay all outstanding principal, accrued and unpaid interest and other obligations with respect to the Fortress Term Loan.

As of June 30, 2024, $48.0 million of the RTW Convertible Notes remain outstanding and are included in convertible notes payable, net of discounts on our consolidated balance sheets. See Note 9, Debt, in the notes to our unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023 included within this Quarterly Report on Form 10-Q/A for additional details regarding the RTW Convertible Notes.

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

Revenue Interest Financing Agreement

On August 1, 2023, we received $40.0 million in proceeds from the Revenue Interest Financing Agreement with RTW, which matures in December 2030. We entered into the Revenue Interest Financing Agreement on February 9, 2023 and received the proceeds at the closing of the Business Combination. The Revenue Interest Financing Agreement is included in Revenue Interest Financing liability on our consolidated balance sheet as of June 30, 2024. On April 14, 2024, the Revenue Interest Financing Agreement was amended to, among other things, increase the rate of revenue interest payments to be paid to RTW. See Note 10, Revenue Interest Financing, Side Letter, and PIPE Conversion Option in the notes to our unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023 included within this Quarterly Report on Form 10-Q/A for additional details regarding the Revenue Interest Financing Agreement.

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

Net Cash Used in Operating Activities

Six Months Ended June 30, 2024 (Restated) and 2023

During the six months ended June 30, 2024, net loss of $6.3 million ( as restated) and net cash provided by changes in our operating assets and liabilities of $1.5 million were more than offset by non-cash income of $12.8 million (as restated), resulting in cash used from operating activities of $17.6 million.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 3, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in our Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

In connection with the filing of our Original Form 10-Q on August 14, 2024, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2024 as a result of the material weaknesses in our internal control over financial reporting discussed below. Subsequent to the original evaluation, and as described in the Explanatory Note to the Form 10-Q/A, the Company identified an Error which led to the restatement of certain of the Company’s historical consolidated financial statements. The Company's management determined that the Error and the related restatements were the result of the existing material weaknesses in the Company’s internal control over financial reporting. The Company determined that the Error originated from the lack of sufficient levels of staff with public company and technical accounting experience to maintain proper control activities and perform risk assessment and monitoring activities.

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

Item 1A. Risk Factors.

Information regarding risk factors appears in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 26, 2024 and subsequently amended on April 29, 2024 and August 28, 2025 (the “Annual Report on Form 10-K”). You should carefully consider the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, under the heading “Part I — Item 1A. Risk Factors,” together with the additional risk factors included below and all of the other information in this Quarterly Report on Form 10-Q/A. Except as set forth below, there have been no material changes from the risk factors previously disclosed in such Annual Report on Form 10-K. In addition to the matters set forth herein, investors should review the risks factors and other information provided in the Annual Report on Form 10-K prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below and in the Annual Report on Form 10-K, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial conditions and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

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