Form 10-Q/A
period 2024-09-30
ALLURION TECHNOLOGIES, INC.
filed 2025-08-28
CIK 1964979

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) amends and restates certain items in Allurion Technologies, Inc.'s (the “Company”) Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, initially filed with the Securities and Exchange Commission (the "SEC") on November 11, 2024 (the "Original Form 10-Q").

In this Form 10-Q/A, the Company is restating its previously issued unaudited condensed consolidated financial statements for the fiscal quarter ended September 30, 2024, as further described below.

In addition, the Company previously filed (i) Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K/A”) with the SEC on August 19, 2025 to restate its previously issued audited consolidated financial statements as of and for the fiscal year ended December 31, 2024, (ii) Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as amended (together with the Form 10-K/A, the “Annual Reports”), filed with the SEC on August 28, 2025 to restate its previously issued audited consolidated financial statements as of and for the fiscal year ended December 31, 2023, (iii) Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 (the “Q1 2025 Form 10-Q/A”) with the SEC on August 19, 2025, to restate its previously issued unaudited condensed consolidated financial statements for the fiscal quarter ended March 31, 2025, (iv) Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 (the “Q1 2024 Form 10-Q/A”), with the SEC on August 28, 2025 to restate its previously issued unaudited condensed consolidated financial statements for the quarter ended March 31, 2024 and (v) Amendment No. 1 to it Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 (together with this Form 10-Q/A, the Q1 2024 Form 10-Q/A, the Q2 2024 Form 10-Q/A and the Q1 2025 Form 10-Q/A, the “Quarterly Reports”) to restate its previously issued unaudited condensed consolidated financial statements for the fiscal quarter ended June 30, 2024.

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

Additionally, the Company corrected an item that was previously identified and concluded as an immaterial error to its condensed consolidated financial statements for the nine months ended September 30, 2024. This item primarily relates to Other liabilities and Other income (expense) misclassifications.

As a result, the Company is restating the unaudited condensed consolidated financial statements as of and for the fiscal quarter ended September 30, 2024.

Internal Control Considerations

Following the identification of the Error and in connection with the restatement, the Company's management has re-evaluated the effectiveness of the Company's disclosure controls and procedures and internal control over financial reporting as of September 30, 2024. The Company's management determined that the Error and the related restatements were the result of material weaknesses in the Company’s internal control over financial reporting. As a result, the Company's management has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024. The Company's management concluded the Error and restatement were symptomatic of the existing material weaknesses in the Company's disclosure controls and procedures, which were previously concluded to be ineffective as of September 30, 2024. See Part I - Item 4. Controls and Procedures, in this Form 10-Q/A for additional information related to these material weaknesses in internal control over financial reporting and the related remedial measures.

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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2024	December 31, 2023
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$28,654	$38,037
Accounts receivable, net of allowance of doubtful accounts of $8,243 and $12,671, respectively	9,935	18,194
Inventory, net	4,568	6,171
Prepaid expenses and other current assets	1,672	2,414
Total current assets	44,829	64,816
Property and equipment, net	3,080	3,381
Right-of-use asset	2,283	3,010
Other long-term assets	507	505
Total assets	$50,699	$71,712
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Deficit
Current liabilities:
Accounts payable	$10,393	$10,379
Current portion of term loan	—	38,643
Current portion of lease liabilities	878	908
Accrued expenses and other current liabilities	7,973	15,495
Total current liabilities	19,244	65,425
Warrant liabilities	7,381	6,765
Revenue Interest Financing liability	38,500	36,200
Earn-out liabilities	1,850	23,990
Convertible notes payable	36,090	—
Lease liabilities, net of current portion	1,578	2,306
Other liabilities	9,867	8,323
Total liabilities	114,510	143,009
Commitments and Contingencies (Note 17)
Redeemable Convertible Preferred Stock (Note 13):
Series A redeemable convertible preferred stock, $0.0001 par value — 100,000,000 shares authorized as of September 30, 2024; and 2,260,159 and zero shares issued and outstanding as of September 30, 2024 and December 31, 2023	979	—
Stockholders’ deficit:
Common stock, $0.0001 par value — 1,000,000,000 shares authorized as of September 30, 2024; and 2,574,783 and 1,907,529 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	3	2
Additional paid-in capital	150,696	143,010
Accumulated other comprehensive income (loss)	(2,890)	700
Accumulated deficit	(212,599)	(215,009)
Total stockholders’ deficit	(64,790)	(71,297)
Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$50,699	$71,712

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Restated)		(Restated)
Revenue	$5,367	$18,200	$26,519	$45,232
Cost of revenue	2,256	4,232	7,549	10,165
Gross profit	3,111	13,968	18,970	35,067
Operating expenses:
Sales and marketing	5,197	13,989	18,060	36,127
Research and development	3,212	7,191	13,247	21,623
General and administrative	7,043	18,942	20,746	30,657
Total operating expenses:	15,452	40,122	52,053	88,407
Loss from operations	(12,341)	(26,154)	(33,083)	(53,340)
Other income (expense):
Interest expense	—	(2,586)	(2,264)	(7,331)
Changes in fair value of warrants	9,703	3,868	14,210	2,189
Changes in fair value of debt	7,930	(6,008)	16,000	(3,751)
Changes in fair value of Revenue Interest Financing and PIPE Conversion Option	496	(2,040)	(7,598)	(2,040)
Changes in fair value of earn-out liabilities	2,260	24,330	22,140	24,330
Loss on extinguishment of debt	—	(3,929)	(8,713)	(3,929)
Termination of convertible note side letters	—	(9,466)	—	(17,598)
Other income, net	757	389	1,928	133
Total other income (expense):	21,146	4,558	35,703	(7,997)
Income (loss) before income taxes	8,805	(21,596)	2,620	(61,337)
Provision for income taxes	(69)	(34)	(210)	(90)
Net income (loss)	8,736	(21,630)	2,410	(61,427)
Cumulative undeclared preferred dividends	—	(255)	—	(1,697)
Net income (loss) attributable to common shareholders	$8,736	$(21,885)	$2,410	$(63,124)
Net income (loss) per share
Basic	$3.41	$(13.56)	$1.13	$(50.01)
Diluted	$3.40	$(13.56)	$(2.42)	$(50.01)
Weighted-average shares outstanding
Basic	2,563,459	1,613,425	2,132,416	1,262,346
Diluted	2,566,321	1,613,425	2,392,202	1,262,346

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Restated)		(Restated)
Net income (loss)	$8,736	$(21,630)	$2,410	$(61,427)
Other comprehensive loss:
Change in fair value of Revenue Interest Financing due to change in credit risk	(5,800)	—	(600)	—
Change in fair value of RTW Convertible Notes due to change in credit risk	(3,070)	—	(2,990)	—
Comprehensive loss	$(134)	$(21,630)	$(1,180)	$(61,427)

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(dollars in thousands)

	Redeemable Preferred Stock		Common Stock		Additional Paid-	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Comprehensive Loss	Deficit	Deficit
Balance as of January 1, 2023	—	—	1,083,196	1	99,877	—	(132,192)	(32,314)
Exercise of stock options	—	—	616	—	20	—	—	20
Issuance of Legacy Allurion convertible preferred stock for the exercise of warrants	—	—	143	—	29	—	—	29
Stock-based compensation expense	—	—	—	—	409	—	—	409
Net loss	—	—	—	—	—	—	(17,801)	(17,801)
Balance as of March 31, 2023	—	—	1,083,955	1	100,335	—	(149,993)	(49,657)
Exercise of stock options	—	—	1,106	—	28	—	—	28
Issuance of Legacy convertible preferred stock for the exercise of warrants	—	—	20	—	6	—	—	6
Stock-based compensation expense	—	—	—	—	401	—	—	401
Net loss	—	—		—		—	(21,996)	(21,996)
Balance as of June 30, 2023	—	—	1,085,081	1	100,770	—	(171,989)	(71,218)
Exercise of stock options	—	—	3,089	—	83	—	—	83
Issuance of Legacy convertible preferred stock for the exercise of warrants	—	—	200	—	60	—	—	60
Reverse recapitalization, net of transaction costs (Note 4)	—	—	549,435	1	58,572	—	—	58,573
Recognition of warrant liabilities in connection with the Merger (Note 3)	—	—	—	—	(13,762)	—	—	(13,762)
Issuance of common stock in connection with vesting of RSU awards	—	—	36,263	—	—	—	—	—
Issuance of common stock for the conversion of convertible notes	—	—	132,049	—	25,570	—	—	25,570
Recognition of earn-out liabilities (Note 4)	—	—	—	—	(53,040)	—	—	(53,040)
Reclassification of Legacy Allurion liability classified warrants to equity classification	—	—	—	—	929	—	—	929
Derecognition of liabilities associated with the Backstop Shares, Hunter shares, and the additional RTW and Fortress shares and issuance of related shares	—	—	91,508	—	16,098	—	—	16,098
Issuance of common stock for the exercise of warrants	—	—	821	—	42	—	—	42
Stock-based compensation expense	—	—	—	—	5,539	—	—	5,539
Net loss	—	—	—	—	—	—	(21,630)	(21,630)
Balance as of September 30, 2023	—	—	1,898,446	2	140,861	—	(193,619)	(52,756)

Balance as of January 1, 2024 (Restated)	—	—	1,907,529	2	143,010	700	(215,009)	(71,297)
Exercise of stock options	—	—	186	—	9	—	—	9
Issuance of common stock for the exercise of Public Warrants	—	—	6	—	—	—	—	—
Issuance of common stock from equity line financing (Note 13)	—	—	5,730	—	378	—	—	378
Issuance of common stock in connection with vesting of RSU awards	—	—	2,505	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	552	—	—	552
Other comprehensive loss (Restated)	—	—	—	—	—	2,200	—	2,200
Net income (Restated)	—	—	—	—	—	—	1,996	1,996
Balance as of March 31, 2024 (Restated)	—	—	1,915,956	2	143,949	2,900	(213,013)	(66,162)
Exercise of stock options	—	—	460	—	16	—	—	16
Issuance of common stock in connection with vesting of RSU awards	—	—	2,505	—	—	—	—	—
Issuance of common stock for the exercise of Public Warrants	—	—	6	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	805	—	—	805
Other comprehensive loss (Restated)	—	—	—	—	—	3,080	—	3,080
Net loss (Restated)	—	—	—	—	—	—	(8,322)	(8,322)

Balance as of June 30, 2024 (Restated)	—	—	1,918,927	2	144,771	5,980	(221,335)	(70,582)
Exercise of stock options	—	—	—	—	—	—	—	—
Issuance of common stock for the exercise of warrants	—	—	—	—	—	—	—	—
Issuance of common stock in connection with vesting of RSU awards	—	—	2,505	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	860	—	—	860
Issuance of preferred stock in connection with Private Placement, net of issuance costs	2,260,159	979	—	—	—	—	—	—
Issuance of common stock in connection with Public Offering, net of issuance costs	—	—	653,351	1	5,065	—	—	5,066
Other comprehensive income (Restated)	—	—	—	—	—	(8,870)	—	(8,870)
Net income (Restated)	—	—	—	—	—	—	8,736	8,736
Balance as of September 30, 2024 (Restated)	2,260,159	979	2,574,783	3	150,696	(2,890)	(212,599)	(64,790)

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
	(Restated)
Operating Activities:
Net income (loss)	$2,410	$(61,427)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash lease expense	561	618
Depreciation and amortization	778	558
Stock-based compensation	2,217	6,349
Provision for uncollectible accounts	1,065	4,953
Unrealized exchange (gain) or loss	(29)	253
Provision for inventory	1,052	743
Change in fair value of warrant liabilities	(14,210)	(2,189)
Change in fair value of derivative liabilities	(1,895)	(165)
Change in fair value of Revenue Interest Financing and PIPE Conversion Option	7,598	2,040
Change in fair value of earn-out liabilities	(22,140)	(24,330)
Interest paid on debt recorded at fair value	(2,458)	—
Change in fair value of debt	(16,000)	3,751
Debt issuance costs associated with debt recorded at fair value	1,357	1,210
Non-cash interest expense	1,464	1,117
Non-cash termination of convertible note side letters	—	16,098
Loss on extinguishment of debt	—	3,929
Loss on term loan extinguishment	8,713	—
Issuance costs associated with warrants recorded at fair value	942	—
Changes in operating assets and liabilities:
Accounts receivable	7,199	(3,883)
Inventory	551	(899)
Prepaid expenses, other current and long-term assets	747	409
Lease liabilities	(593)	(617)
Accounts payable	(578)	3,492
Accrued expenses and other current liabilities	(7,777)	4,879
Net cash used in operating activities	$(29,026)	$(43,111)
Investing Activities:
Purchases of property and equipment	(611)	(1,208)
Net cash used in investing activities	$(611)	$(1,208)
Financing Activities:
Proceeds from issuance of convertible notes	48,000	28,700
Proceeds from Fortress Term Loan - net	—	59,780
Proceeds from Business Combination, net of transaction costs	—	62,078
Proceeds from Revenue Interest Financing	—	40,000
Proceeds from option and warrant exercises	26	195
Proceeds from equity line financing	378	—
Repayment of convertible notes	—	(10,750)
Proceeds from Private Placement, net of issuance costs	2,685	—
Proceeds from Public Offering, net of issuance costs	18,249	—
Payment of debt issuance costs	(1,357)	(3,450)
Repayment of 2021 Term Loan	—	(57,659)
Repayment of promissory note assumed in Business Combination	—	(2,500)
Repayment of Fortress term loan	(47,720)	—
Net cash provided by financing activities	$20,261	$116,394
Net (decrease) increase in cash and cash equivalents and restricted cash	$(9,376)	$72,075
Cash and cash equivalents and restricted cash at beginning of period	38,421	8,023
Cash and cash equivalents and restricted cash at end of period	$29,045	$80,098
Supplemental disclosure of cash flow information
Cash paid for interest	$2,672	$5,022
Supplemental cash flow information on non-cash investing and financing activities
Purchase of property and equipment included in accounts payable	$—	$270
Deferred financing costs in accounts payable and accrued expenses	1,004	1,006
Recognition of assumed warrant liability	—	13,762
Recognition of earn-out liabilities	—	53,040
Issuance of common stock upon conversion of convertible notes	—	25,569
Change in fair value of Revenue Interest Financing through other comprehensive income	(600)	—
Change in fair value of RTW Convertible Notes through other comprehensive income	(2,990)	—

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

Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency for all of our foreign subsidiaries is the United States dollar except Allurion Australia Pty Ltd., which uses the Australian dollar. When remeasuring from a local currency to the functional currency, assets and liabilities are remeasured into U.S. dollars at exchange rates in effect at the balance sheet dates and results of operations transacted in local currency are remeasured into U.S. dollars using average exchange rates for the period presented. A gain from remeasurement of less than $0.1 million and a loss from remeasurement of $0.3 million for the nine months ended September 30, 2024 and 2023, respectively, and a gain from remeasurement of $0.4 million and loss from remeasurement of $0.3 million for the three months ended September 30, 2024 and 2023, respectively, are recorded in the statements of operations within Other income, net. The Company translates the foreign functional currency financial statements to U.S. dollars for Allurion Australia Pty Ltd. using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions. The effects of foreign currency translation adjustments were immaterial for the three and nine months ended September 30, 2024 and 2023.

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

The Company has incurred recurring losses since inception, anticipates net losses and negative operating cash flows for the near future, and may be unable to remain in compliance with certain financial covenants required under its credit facilities. Through September 30, 2024, the Company has funded its operations primarily with proceeds from the sale of its Common Stock, convertible preferred stock, issuance of convertible notes, issuance of term loans, and funds received upon consummation of the Business Combination. The Company has incurred recurring losses and cash outflows from operating activities since its inception, including losses from operations of $33.1 million and $53.3 million and cash outflows from operating activities of $29.0 million and $43.1 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had an accumulated deficit of $212.6 million (as restated). The Company expects to continue to generate significant operating losses for the foreseeable future.

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

Additionally, the Company corrected an item that was previously identified and concluded as an immaterial error to its condensed consolidated financial statements for the nine months ended September 30, 2024. This item primarily relates to Other liabilities and Other income (expense) misclassifications.

As a result, the Company is restating the unaudited condensed consolidated financial statements as of and for the fiscal quarter ended September 30, 2024.

The effects of the restatements on the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024 are as follows:

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

Mezzanine Equity

Mezzanine equity represents the Series A Preferred Stock (defined below) issued by the Company. The shares of Series A Preferred Stock are redeemable at a determinable price on a fixed date, which results in mezzanine equity classification (outside of permanent equity) on the Company’s consolidated balance sheet. Refer to Note 13, Redeemable Convertible Preferred Stock and Stockholder's Deficit, for additional information regarding the Series A Preferred Stock.

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

On October 22, 2024, funds affiliated with RTW provided notice to the Company of their election under the Amended and Restated RTW Side Letter, to surrender 30,000 shares of Common Stock of the Company representing $7.5 million in consideration for the New RIFA (as defined below). Refer to Note 20, Subsequent Events, below for further discussion on the RTW conversion.

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

6. Inventory

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

In December 2021, the 2021 Term Loan Agreement was amended (the “Amendment”) to extend the maturity date of the 2021 Term Loan to December 30, 2025 and provide for an additional $20.0 million of borrowings. In December 2021, the Company issued warrants exercisable for 132,979 shares of Legacy Allurion Series C preferred stock as consideration for the Amendment and the draw down related to the 2021 Term Loan Agreement. The fair value of these warrants was determined to be $0.3 million upon issuance and are classified as a warrant liability on the condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023 (see Note 11, Fair Value Measurements). Upon the closing of the Business Combination and after giving effect to the Reverse Stock Split, these warrants were converted into warrants exercisable for 5,203 shares of Allurion Common Stock.

In June 2022, the 2021 Term Loan Agreement was amended to revise definitional terms for certain milestone events, the final payment amount and certain financial covenants. In September 2022, the 2021 Term Loan Agreement was further amended to, among other things, increase additional borrowing up to $15.0 million.

During June through December of 2022, the Company drew an additional $30.0 million of the 2021 Term Loan and warrants exercisable for 88,440 shares of Series D-1 preferred stock were issued. The fair value of these warrants was determined to be $0.8 million upon issuance and are classified as a warrant liability on the consolidated balance sheets as of September 30, 2024 and December 31, 2023 (see Note 11, Fair Value Measurements). Upon the closing of the Business Combination and after giving effect to the Reverse Stock Split, the warrants exercisable for 88,440 shares of Series D-1 preferred stock were converted into warrants exercisable for 3,620 shares of Allurion Common Stock.

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

For the three months ended September 30, 2024, the Company recorded a gain of $7.9 million (as restated) and a loss of $3.1 million (as restated) through the condensed consolidated statements of operations and other comprehensive income (loss), respectively. For the nine months ended September 30, 2024, the Company recorded a gain of $16.0 million (as restated) and a loss of $3.0 million (as restated) through the condensed consolidated statements of operations and other comprehensive income (loss), respectively.

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

For the three months ended September 30, 2024, the Company recorded a $4.9 million gain (as restated) and a $5.8 million loss (as restated) on the Revenue Interest Financing through the condensed consolidated statements of operations and other comprehensive income (loss), respectively. For the nine months ended September 30, 2024, the Company recorded a $4.1 million loss (as restated) and a $0.6 million loss (as restated) on the Revenue Interest Financing through the condensed consolidated statements of operations and other comprehensive income (loss), respectively. The changes in fair value were recorded in the Changes in fair value of Revenue Interest Financing and PIPE Conversion Option in the condensed consolidated statement of operations.

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

Public Warrants

As a result of the Business Combination on August 1, 2023, the Company recorded a liability for Public Warrants to purchase the Company's Common Stock. The Public Warrants are traded on the NYSE and are recorded at fair value using the closing price as September 30, 2024 of $1.00, which is a Level 1 input.

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

	Measurement Date	Interest Rate	Exercise Price	Estimated Fair Value of Underlying Share Price	Expected Volatility	Expected Life (Years)
Legacy Allurion Series C Preferred Stock warrants (as converted to Common)	September 30, 2024	3.65%	$168.25	$15.25	90%	6.50
Legacy Allurion Other Common Stock	September 30, 2024	3.59%	26.25	15.25	90%	2.94
Legacy Allurion Series D-1 Preferred Stock warrants (as converted to Common)	September 30, 2024	3.65%-3.71%	303.50	15.25	90%	6.5-7.96
Public Offering Warrants	September 30, 2024	3.58%	30.00	15.25	90%	4.75
Private Placement Warrants	September 30, 2024	3.58%	30.00	15.25	90%	4.75

	Measurement Date	Interest Rate	Exercise Price	Estimated Fair Value of Underlying Share Price	Expected Volatility	Expected Life (Years)
Legacy Allurion Series C Preferred Stock warrants (as converted to Common)	December 31, 2023	3.88%	$168.25	$93.50	100%	7.25
Legacy Allurion Other Common Stock	December 31, 2023	3.95%	26.25	93.50	100%	3.69
Legacy Allurion Series D-1 Preferred Stock warrants (as converted to Common)	December 31, 2023	3.88%	303.50	93.50	100%	7.25-8.71

Expected dividend yield for all calculations is 0.00%.

The following table reconciles the changes in fair value for the three and nine months ended September 30, 2024 and 2023 of the warrant liabilities valued using Level 3 inputs:

	Preferred Stock Warrants (as converted to Common)	Common Stock Warrants	Public Offering Warrants	Private Placement Warrants	Total
Balance – June 30, 2023	$2,679	$1,351	—	—	$4,030
Change in fair value	(1,571)	(555)	—	—	(2,126)
Exercise of warrants	(53)	—	—	—	(53)
Derecognition of liability to equity	(340)	(589)	—	—	(929)
Balance – September 30, 2023	$715	$207	$—	$—	$922
Balance – June 30, 2024	$110	$35	—	—	$145
Fair value at issuance	—	—	13,157	1,670	14,827
Change in fair value	(55)	(19)	(7,187)	(860)	(8,121)
Balance – September 30, 2024	$55	$16	$5,970	$810	$6,851

	Preferred Stock Warrants (as converted to Common)	Common Stock Warrants	Public Offering Warrants	Private Placement Warrants	Total
Balance – January 1, 2023	$1,777	$596	$—	$—	$2,373
Change in fair value	(647)	200	—	—	(447)
Exercise of warrants	(75)	—	—	—	(75)
Derecognition of liability to equity	(340)	(589)	—	—	(929)
Balance – September 30, 2023	$715	$207	$—	$—	$922
Balance – January 1, 2024	$642	$179	$—	$—	$821
Fair value at issuance	—	—	13,157	1,670	14,827
Change in fair value	(587)	(163)	(7,187)	(860)	(8,797)
Balance – September 30, 2024	$55	$16	$5,970	$810	$6,851

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

The fair value of the PIPE Conversion Option was accounted for as a derivative under ASC 815. The instrument is measured using a Monte Carlo Simulation Method ("MCSM") using the number of shares convertible of 42,614 and the following assumptions:

	September 30, 2024	December 31, 2023
Stock Price	$15.25	$93.50
Risk-free interest rate	4.03%	4.46%
Expected term (in years)	0.8	1.6
Expected volatility	130.0%	82.5%

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

	September 30, 2024	December 31, 2023
Stock Price	$15.25	$93.50
Risk-free interest rate	3.6%	3.9%
Expected term (in years)	3.8	4.6
Expected volatility	105.0%	87.0%

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

September 30, 2024
Stock Price	$15.25
Risk-free interest rate	3.6%
Expected term (in years)	6.5
Expected volatility	90.0%

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

	Success Fee Derivative Liability	2023 Convertible Notes	Revenue Interest Financing	PIPE Conversion Derivative	Earn-Out Liability	Term Loan Derivative Liability	RTW Convertible Notes	PubCo Share Liability	Base PubCo & Backstop Share Liability	Total
Balance – June 30, 2023	$213	$16,793	$—	$—	$—	$—	$—	$3,327	$3,305	$23,638
Fair value upon issuance	—	9,150	$40,000	3,340	53,040	—	—	—	—	$105,530
Change in fair value	(201)	6,008	(3,400)	2,100	(24,330)	—	—	(599)	10,065	$(10,357)
Repayments of debt	—	(10,250)	—	—	—	—	—	—	—	$(10,250)
Derecognition of liability to equity	—	(21,701)	—	—	—	—	—	(2,728)	(13,370)	$(37,799)
Balance – September 30, 2023	$12	$—	$36,600	$5,440	$28,710	$—	$—	$—	$—	$70,762
Balance – June 30, 2024	$14	$—	$39,000	$5,450	$4,110	$—	$40,950	$—	$—	$89,524
Change in fair value (Restated)(1)	—	—	(4,896)	4,400	(2,260)	—	(7,930)	—	—	(10,686)
Change in fair value - OCI (Restated)(1)	—	—	5,800	—	—	—	3,070	—	—	8,870
Repayments of debt	—	—	(1,404)	—	—	—	—	—	—	(1,404)
Balance – September 30, 2024	$14	$—	$38,500	$9,850	$1,850	$—	$36,090	$—	$—	$86,304

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

	Success Fee Derivative Liability	2023 Convertible Notes	Revenue Interest Financing	PIPE Conversion Derivative	Earn-Out Liability	Term Loan Derivative Liability	RTW Convertible Notes	PubCo Share Liability	Base PubCo & Backstop Share Liability	Total
Balance – January 1, 2023	$178	$—	$—	$—	$—	$—	$—	$—	$—	$178
Fair value upon issuance	—	28,700	$40,000	3,340	53,040	—	—	3,370	3,264	131,714
Change in fair value	(166)	3,751	(3,400)	2,100	(24,330)	—	—	(642)	10,106	(12,581)
Repayments of debt	—	(10,750)	—	—	—	—	—	—	—	(10,750)
Derecognition of liability to equity	—	(21,701)	—	—	—	—	—	(2,728)	(13,370)	(37,799)
Balance – September 30, 2023	$12	$—	$36,600	$5,440	$28,710	$—	$—	$—	$—	$70,762
Balance – January 1, 2024 (Restated) (1)	$14	$—	$36,200	$6,410	$23,990	$1,895	$—	$—	$—	$68,509
Fair value upon issuance	—	—	—	—	—	—	49,100	—	—	49,100
Change in fair value (Restated)(1)	—	—	4,158	3,440	(22,140)	(1,895)	(16,000)	—	—	(32,437)
Change in fair value - OCI (Restated)(1)	—	—	600	—	—	—	2,990	—	—	3,590
Repayments of debt	—	—	(2,458)	—	—	—	—	—	—	(2,458)
Balance – September 30, 2024	$14	$—	$38,500	$9,850	$1,850	$—	$36,090	$—	$—	$86,304

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

12. Income Taxes

The Company recorded income tax expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively, representing effective tax rates of 0.8% (as restated) and 8.0% (as restated), respectively. The Company recorded income tax expense for the three and nine months ended September 30, 2023 of less than $0.1 million and $0.1 million, respectively, representing effective tax rates of (0.2%) and (0.1%), respectively. The tax expense recorded relates to the earnings of the Company’s profitable foreign subsidiaries.

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

13. Capital Stock and Stockholders' Deficit

Preferred Equity

On June 28, 2024, the Company entered into a subscription agreement (the "Subscription Agreement") with RTW, pursuant to which the Company agreed to sell to RTW 2,260,159 shares of a newly created series of preferred stock, the Series A non-voting convertible preferred stock, par value $0.0001 per share ("Series A Preferred Stock"), and 90,407 private placement warrants ("Private Placement Warrants") to purchase common stock, equal to the per share Public Offering (defined below) price for the shares of common stock and Public Offering Warrants (defined below) in the Public Offering (the "Private Placement"). The Private Placement closed on July 1, 2024 with net proceeds received of $2.5 million after deducting offering costs of $0.2 million.

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

Common Equity

The Allurion Certificate of Incorporation authorizes the issuance of up to 1,000,000,000 shares of Allurion Common Stock. As of September 30, 2024 and December 31, 2023, 2,574,783 and 1,907,529 shares of Common Stock were outstanding, respectively.

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

The number of shares of Common Stock that have been reserved for issuance upon the potential conversion or exercise, as applicable, of the Company’s securities as of September 30, 2024, is as follows:

Outstanding options to purchase Common Stock	284,332
Restricted Stock Units	21,230
Warrants to purchase Common Stock	769,257
Shares of Common Stock issued upon the exercise of Public Warrants	750,383
Series A Preferred Stock	90,407
Earn-Out Shares	360,000
Convertible Notes	19,168
Total	2,294,777

Warrants to Purchase Common Stock

In connection with the closing of the Business Combination, all outstanding warrants to purchase Legacy Allurion preferred stock and Legacy Allurion common stock were converted into Rollover Warrants to purchase Allurion Common Stock using the Exchange Ratio. As of September 30, 2024, there were 16,151 Rollover Warrants outstanding to purchase Common Stock. Upon the closing of the Business Combination, certain Legacy Allurion preferred stock and Legacy Allurion common stock warrants that were converted into Rollover Warrants were determined to be equity classified.

In connection with the Public Offering and Private Placement, we issued the Public Offering Warrants and Private Placement Warrants. As of September 30, 2024, there were 662,701 Public Offering Warrants and 90,407 Private Placement Warrants outstanding to purchase Common Stock.

September 30, 2024
Issuance Date	Remaining Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
12/1/2014	0.2	Common Stock	Equity	1,771	$61.00
3/30/2021	6.5	Common Stock	Liability	5,203	168.25
9/15/2022	8.0	Common Stock	Liability	1,810	303.50
6/4/2022	7.7	Common Stock	Liability	1,810	303.50
1/17/2017	2.3	Common Stock	Equity	2,934	0.50
8/3/2017	2.8	Common Stock	Equity	392	28.25
9/8/2017	2.9	Common Stock	Liability	1,151	26.25
6/19/2018	3.7	Common Stock	Liability	720	26.25
6/25/2019	4.7	Common Stock	Liability	360	26.25
7/1/2024	4.8	Common Stock	Liability	753,106	30.00
				769,257

December 31, 2023
Issuance Date	Remaining Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
12/1/2014	0.9	Common Stock	Equity	1,771	$61.00
3/30/2021	7.2	Common Stock	Liability	5,203	168.25
9/15/2022	8.7	Common Stock	Liability	1,810	303.50
6/4/2022	8.4	Common Stock	Liability	1,810	303.50
1/17/2017	3.0	Common Stock	Equity	2,934	0.50
8/3/2017	3.6	Common Stock	Equity	392	28.25
9/8/2017	3.7	Common Stock	Liability	1,151	26.25
6/19/2018	4.5	Common Stock	Liability	720	26.25
6/25/2019	5.5	Common Stock	Liability	360	26.25
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

The Company may redeem the outstanding Public Warrants for shares of our Common Stock at a price of $2.50 per Public Warrant at any time commencing 90 days after the completion of the Business Combination, and provided that the last sales price of the Company’s Common Stock equals or exceeds $176.00 per share of any 20 trading days within a 30-day trading period ending on the third trading day prior to the date on which notice of redemption is given. Holders of the Public Warrants will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value (the “Redemption Fair Market Value”) of the shares of the Company's Common Stock. The Redemption Fair Market Value is determined based on the volume weighted average price of the Company’s Common Stock for the ten trading days immediately following the date on which notice of redemption is sent to the holders. As of September 30, 2024, the Company has not redeemed any of the outstanding Public Warrants. As of September 30, 2024, there were 13,206,720 outstanding Public Warrants exercisable for 750,383 shares of Allurion Common Stock.

Chardan Equity Facility

On December 18, 2023, we entered into a ChEF Purchase Agreement (the "Purchase Agreement") and a Registration Rights Agreement, each with Chardan Capital Markets ("Chardan") related to a "ChEF," Chardan's committed equity facility (the "Chardan Equity Facility"). Pursuant to the Purchase Agreement, the Company has the right from time to time at its option to sell to Chardan up to the lesser of (i) $100,000,000 in aggregate gross purchase price of newly issued shares of the Company's Common Stock, and (ii) 379,299 shares of Common Stock, which number of shares is equal to 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the Purchase Agreement (the "Exchange Cap"). In consideration for Chardan's entry into the Purchase Agreement, Allurion issued to Chardan 1,421 shares of Allurion Common Stock (the "Commitment Shares"). The Company recorded $0.1 million to additional paid-in capital and $0.1 million of expense in connection with the issuance of the Commitment Shares. The Company expensed an additional $0.1 million related to a non-refundable structuring fee immediately following commencement. As of September 30, 2024, the Company had sold 5,730 shares of Common Stock to Chardan at a purchase price of $0.4 million in connection with the Purchase Agreement.

14. Net Income (Loss) per Share

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Restated)		(Restated)
Numerator:
Net income (loss)	$8,736	$(21,630)	$2,410	$(61,427)
Cumulative undeclared preferred dividends to participating securities (Legacy Series D convertible preferred stock)	—	(255)	—	(1,697)
Net income (loss) attributable to common shareholders - Basic	$8,736	$(21,885)	$2,410	$(63,124)
Adjustment for change in fair value of liability classified warrants	—	—	(8,209)	—
Net income (loss) attributable to common shareholders - Diluted	8,736	(21,885)	(5,799)	(63,124)
Denominator:
Basic weighted-average common shares outstanding	2,563,459	1,613,425	2,132,416	1,262,346
Effect of potentially dilutive securities:
Stock options	4	—	—	—
Restricted stock units	—	—	—	—
Warrants	2,858	—	259,786	—
Diluted weighted-average common shares outstanding	2,566,321	1,613,425	2,392,202	1,262,346
Basic net income (loss) per common share	3.41	(13.56)	1.13	(50.01)
Diluted net income (loss) per common share	$3.40	$(13.56)	$(2.42)	$(50.01)

For the three months ended September 30, 2024, the Company excluded the following potential shares of Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net income per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect. As the triggering event under which the Earn-Out Shares become issuable has not been met as of September 30, 2024, the Earn-Out Shares have been excluded from the computation of diluted net income per share. For the three months ended September 30, 2023, the Company's potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

	As of September 30,
	2024	2023
Outstanding options to purchase Common Stock	284,328	170,810
Restricted Stock Units	21,230	17,173
Series A Preferred Stock	90,407	—
Warrants to purchase Common Stock	766,398	16,200
Shares of Common Stock issued upon the exercise of Public Warrants	750,383	750,394
Earn-Out Shares	360,000	360,000
Convertible Notes	19,168	—
Total	2,291,914	1,314,577

For the nine months ended September 30, 2024, the Company excluded the following potential shares of Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net income per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect. As the triggering event under which the Earn-Out Shares become issuable has not been met as of September 30, 2024, the Earn-Out Shares have been excluded from the computation of diluted net income per share. For the nine months ended September 30, 2023, the Company's potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

	As of September 30,
	2024	2023
Outstanding options to purchase Common Stock	284,332	170,810
Restricted Stock Units	21,230	17,173
Series A Preferred Stock	90,407	—
Warrants to purchase Common Stock	509,471	16,200
Shares of Common Stock issued upon the exercise of Public Warrants	750,383	750,394
Earn-Out Shares	360,000	360,000
Convertible Notes	19,168	—
Total	2,034,991	1,314,577

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

In connection with the closing of the Business Combination, the Company adopted the 2023 Stock Option and Incentive Plan (the "2023 Plan"), which provides for the award of stock options (both incentive and non-qualified), stock appreciation rights, restricted stock units, restricted stock awards, cash-based awards, and dividend equivalent rights. As of September 30, 2024, a total of 326,975 shares of Allurion Common Stock are reserved for issuance under the 2023 Plan. The 2023 Plan provides that the number of shares reserved for issuance under the 2023 Plan will automatically increase each January 1, beginning January 1, 2024 and ending January 1, 2033, by 5% of the number of fully diluted outstanding shares of Allurion Common Stock as of the immediately preceding December 31 or such lesser amount as determined by the Board and the compensation committee.

As of September 30, 2024, 305,562 options and RSUs were issued and outstanding under the 2010 Plan, 2020 Plan, and 2023 Plan. As of December 31, 2023, 181,186 options and RSUs were issued and outstanding under the 2010 Plan, 2020 Plan, and 2023 Plan. The stock options generally vest over a four-year period and expire 10 years from the date of grant.

Stock-based compensation expense included in the condensed consolidated statement of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$13	$16	$24	$31
Selling, general and administrative	791	5,477	2,109	6,235
Research and development	56	46	84	83
Total stock-based compensation expense	$860	$5,539	$2,217	$6,349

Stock Options

The following table summarizes the option activity under the 2010 Plan, 2020 Plan, and the 2023 Plan during the nine months ended September 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per option)	(in years)	(in thousands)
Outstanding—January 1, 2024	155,441	$66.75	6.9	$5,565
Granted	147,443	46.50
Cancellations and forfeitures	(17,906)	57.00
Exercised	(646)	34.25
Outstanding—September 30, 2024	284,332	57.00	7.9	—
Exercisable at September 30, 2024	114,913	$62.00	5.9	$—

Total stock compensation expense related to stock option awards during the three and nine months ended September 30, 2024 was $0.6 million and $1.4 million, respectively. As of September 30, 2024, there was approximately $5.6 million of unrecognized compensation costs related to unvested stock options granted under the 2010 Plan, 2020 Plan, and 2023 Plan, which is expected to be recognized over a weighted-average vesting term of 3.0 years. The weighted average grant-date fair value of the stock option awards granted during the nine months ended September 30, 2024 was $32.50 per option.

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

The following table summarizes the restricted stock unit activity under the 2020 Plan and 2023 Plan during the three months ended September 30, 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value
		(per share)
Outstanding—January 1, 2024	25,745	$111.25
Granted	3,000	65.25
Cancellations and forfeitures	—	-
Vested	(7,515)	112.75
Outstanding—September 30, 2024	21,230	$104.00

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

A total of 89,045 shares of the Company's Common Stock are reserved and authorized for issuance under the 2023 ESPP. In addition, the number of shares of Common Stock available for issuance under the 2023 ESPP will automatically increase each January 1, beginning on January 1, 2024 and each January thereafter, by the lesser of (i) 1% of the fully diluted outstanding shares of our Common Stock as of the immediately preceding December 31, (ii) 64,000 shares of our Common Stock, or (iii) such lesser number of shares determined by the administrator of the 2023 ESPP. As of September 30, 2024, no shares have been issued under the 2023 ESPP.

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

Significant segment expenses are set forth in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Restated)		(Restated)
Revenue	$5,367	$18,200	$26,519	$45,232
Less:
Cost of revenue	2,256	4,232	7,549	10,165
Sales and marketing	5,197	13,989	18,060	36,127
Clinical trials and medical affairs	1,510	4,097	7,152	12,429
Product development	708	1,085	2,492	3,578
Digital	463	1,201	1,831	3,301
Quality and regulatory	531	808	1,772	2,315
General and administrative	7,043	18,942	20,746	30,657
Other segment items (1)	(21,077)	(4,524)	(35,493)	8,087
Net income (loss)	$8,736	$(21,630)	$2,410	$(61,427)

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

Private Placement with RTW

On June 28, 2024, pursuant to the Subscription Agreement, the Company agreed to sell to RTW 2,260,159 shares of Series A Preferred Stock, and 90,407 Private Placement Warrants, for an aggregate purchase price of approximately $2.7 million. The Private Placement closed on July 1, 2024.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis includes information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion and analysis should be read together with the consolidated financial statements as of and for the three and nine months ended September 30, 2024 and September 30, 2023, and for the years ended December 31, 2023 and December 31, 2022 that are included in our Annual Report on Form 10-K filed with the SEC on March 26, 2024, as subsequently amended by Amendment No. 1 to the Annual Report on Form 10-K filed with the SEC on April 28, 2024 and Amendment No. 2 to the Annual Report on 10-K filed with the SEC on August 28, 2025 (collectively, the "Annual Report on Form 10-K"). This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the sections titled “Cautionary Statement Regarding Forward-Looking Statements,” “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q/A. For purposes of this section, all references in this discussion and analysis to “Allurion,” the “Company”, “we,” “us,” or “our” refers to the business and operations of Allurion and its consolidated subsidiaries following the consummation of the Business Combination and to Legacy Allurion and its consolidated subsidiaries prior to the consummation of the Business Combination. “Legacy Allurion” refers to Allurion Technologies, LLC, which was previously known as Allurion Technologies Opco, Inc. (formerly Allurion Technologies, Inc.) prior to the consummation of the Business Combination.

Restatement of Previously Issued Financial Statements; Reverse Stock Split

As discussed in the Explanatory Note to this Form 10-Q/A, the Company is restating its previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024. In addition, such financial information has been retroactively adjusted to reflect the results of a 1-to-25 reverse stock split effected by the Company on January 3, 2025 (the “Reverse Stock Split”). As a result, the previously reported financial information as of and for the three and nine months ended September 30, 2024 in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to reflect the restatement. See Note 2 “Restatement of Previously Issued Financial Statements” and Note 1 “Organization and Basis of Presentation” to the unaudited consolidated financial statements included in this Form 10-Q/A for further detail regarding the restatement and the Reverse Stock Split, including descriptions of the adjustments and the impacts on our unaudited consolidated financial statements.

Other than the effects of the restatement and the Reverse Stock Split noted above, this section has not been otherwise modified and does not reflect any information or events occurring after November 13, 2024, the filing date of the Original Form 10-Q, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products and receipt and maintenance of regulatory approvals. We generated revenue of $26.5 million and $45.2 million for the nine months ended September 30, 2024 and 2023, respectively, and net income of $2.4 million (as restated) and incurred a net loss of $61.4 million for those same periods, respectively. We expect to continue to incur net losses for the foreseeable future as we focus on obtaining regulatory approvals for our products in new markets, reinstating regulatory approvals, refining our sales and marketing strategies, and continuing research and development efforts to further enhance our existing products. Further, following the closing of the Business Combination described below in “Recent Developments,” we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. As a result, we will need additional funding for expenses related to our operating activities, including selling, marketing, general and administrative expenses and research and development expenses.

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

Public Offering

On June 28, 2024, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Jefferies LLC and TD Securities (USA) LLC, as representative of the several underwriters (the "Underwriters"), pursuant to which the Company agreed to issue and sell 576,261 shares of the Company's Common Stock and warrants ("Public Offering Warrants") to purchase up to 576,261 shares of the Company's Common Stock at an offering price of $30.00 per share and accompanying warrant (the "Public Offering"). Pursuant to the Underwriting Agreement, the Company also granted the Underwriters an option exercisable for 30 days to purchase up to an additional 86,440 shares of Common Stock (the "Share Overallotment") and/or 86,440 Public Offering Warrants at the public offering price. The Public Offering closed on July 1, 2024 with net proceeds received of $15.2 million after deducting underwriting discounts of $1.0 million and offering costs of $1.0 million. Additionally, on July 1, 2024, the Underwriters exercised the option with respect to the Public Offering Warrants in full, which resulted in the issuance of an additional 86,440 Public Offering Warrants at the closing. Further, the Underwriters exercised a portion of the option with respect to the Common Stock on July 5, 2024 for net proceeds of $2.2 million, which resulted in the issuance of 77,901 shares of the Company's Common Stock at an offering price of $30.00 per share.

Private Placement

On June 28, 2024, the Company entered into a subscription agreement (the "Subscription Agreement") with RTW, pursuant to which the Company agreed to sell to RTW 90,407 shares of a newly created series of preferred stock, the Series A non-voting convertible preferred stock, par value $0.0001 per share ("Series A Preferred Stock"), and 90,407 private placement warrants ("Private Placement Warrants") to purchase Common Stock, equal to the per share Public Offering price for the shares of Common Stock and Public Offering Warrants in the Public Offering (the "Private Placement"). The Private Placement closed on July 1, 2024 with net proceeds received of $2.5 million after deducting offering costs of $0.2 million.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)

The following table summarizes our results of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(Restated)		(Restated)	(Restated)		(Restated)
Revenue	$5,367	$18,200	$(12,833)	$26,519	$45,232	$(18,713)
Cost of revenue	2,256	4,232	(1,976)	7,549	10,165	(2,616)
Gross profit	3,111	13,968	(10,857)	18,970	35,067	(16,097)
Operating expenses:
Sales and marketing	5,197	13,989	(8,792)	18,060	36,127	(18,067)
Research and development	3,212	7,191	(3,979)	13,247	21,623	(8,376)
General and administrative	7,043	18,942	(11,899)	20,746	30,657	(9,911)
Total operating expenses:	15,452	40,122	(24,670)	52,053	88,407	(36,354)
Loss from operations	(12,341)	(26,154)	13,813	(33,083)	(53,340)	20,257
Other income (expense):
Interest expense	—	(2,586)	2,586	(2,264)	(7,331)	5,067
Changes in fair value of warrants	9,703	3,868	5,835	14,210	2,189	12,021
Change in fair value of debt	7,930	(6,008)	13,938	16,000	(3,751)	19,751
Changes in fair value of Revenue Interest Financing and PIPE conversion option	496	(2,040)	2,536	(7,598)	(2,040)	(5,558)
Changes in fair value of earn-out liabilities	2,260	24,330	(22,070)	22,140	24,330	(2,190)
Loss on extinguishment of debt	—	(3,929)	3,929	(8,713)	(3,929)	(4,784)
Termination of convertible note side letters	—	(9,466)	9,466	—	(17,598)	17,598
Other income, net	757	389	368	1,928	133	1,795
Total other income (expense):	21,146	4,558	16,588	35,703	(7,997)	43,700
Income (loss) before income taxes:	8,805	(21,596)	30,401	2,620	(61,337)	63,957
Provision for income taxes:	(69)	(34)	(35)	(210)	(90)	(120)
Net income (loss)	$8,736	$(21,630)	$30,366	$2,410	$(61,427)	$63,837

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

Change in Fair Value of Debt

The $7.9 million (as restated) and $16.0 million (as restated) gain attributable to the change in fair value of debt for each of the three and nine months ended September 30, 2024, compared to the same periods in 2023, was due to mark to market fluctuations in our convertible debt.

Change in Fair Value of Revenue Interest Financing and PIPE Conversion Option

The $0.5 million (as restated) gain attributable to the change in fair value of the Revenue Interest Financing and PIPE Conversion Option for the three months ended September 30, 2024, compared to the same period in 2023, was primarily due to a $4.9 million (as restated) gain related to the change in fair value of the Revenue Interest Financing and a $4.4 million loss on PIPE Conversion Option primarily driven by a decrease in the discount rate. The $7.6 million (as restated) loss attributable to the change in fair value of the Revenue Interest Financing and PIPE Conversion Option for the nine months ended September 30, 2024, compared to the same period in 2023, was primarily due to a $4.2 million (as restated) loss related to the change in fair value in the Revenue Interest Financing from December 31, 2023 to September 30, 2024 and a $3.4 million loss (as restated) in the change in fair value of the PIPE Conversion Option from December 31, 2023 to September 30, 2024.

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

Liquidity and Capital Resources

Since our inception, we have primarily obtained cash to fund our operations through the sale of Allurion preferred stock and common stock, issuance of term loans, royalty arrangements, and issuance of convertible debt instruments. As of September 30, 2024, we had $28.7 million in cash and cash equivalents. We recorded net income of $2.4 million (as restated) and incurred a net loss of $61.4 million for the nine months ended September 30, 2024 and 2023, respectively. We incurred cash outflows from operating activities of $29.0 million and $43.1 million during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $212.6 million (as restated). We expect to continue to generate significant operating losses for the foreseeable future.

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

Financing Arrangements

Public Offering and Concurrent Private Placement

On July 1, 2024, we received $15.2 million in net proceeds from the issuance of 576,261 shares of Common Stock and 662,701 Public Offering Warrants and $2.5 million in net proceeds from the sale and issuance of 2,260,159 shares of Series A Preferred Stock and 90,407 Private Placement Warrants in the Private Placement, in each case at an offering price of $30.00 per share and accompanying warrant. On July 5, 2024, the Underwriters partially exercised their option to purchase an additional 77,091 shares of Common Stock for additional net proceeds of $2.2 million.

Note Purchase Agreement

On April 16, 2024, we received $48 million in gross proceeds from the Amended Note Purchase Agreement with RTW, which proceeds were used to repay all outstanding principal, accrued and unpaid interest and other obligations with respect to the Fortress Term Loan.

As of September 30, 2024, $48.0 million of the RTW Convertible Notes remains outstanding and is included in convertible notes payable, net of discounts on our consolidated balance sheets. See Note 9, Debt, in the notes to our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 included within this Quarterly Report on Form 10-Q/A for additional details regarding the RTW Convertible Notes.

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

Revenue Interest Financing Agreement

On August 1, 2023, we received $40.0 million in proceeds from the Revenue Interest Financing Agreement with RTW, which matures in December 2030. We entered into the Revenue Interest Financing Agreement on February 9, 2023 and received the proceeds at the closing of the Business Combination. On April 14, 2024, the Revenue Interest Financing Agreement was amended to, among other things, increase the rate of revenue interest payments to be paid to RTW. The Revenue Interest Financing Agreement is included in Revenue Interest Financing liability on our consolidated balance sheet as of September 30, 2024. See Note 10, Revenue Interest Financing, Side Letter, and PIPE Conversion Option in the notes to our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 included within this Quarterly Report on Form 10-Q/A for additional details regarding the Revenue Interest Financing Agreement.

On October 22, 2024, funds affiliated with RTW provided notice to the Company of their election under the RTW Side Letter, to surrender 30,000 shares of common stock of the Company representing $7.5 million in consideration for an additional Revenue Interest Financing Agreement. Accordingly, on October 30, 2024, the Company and the funds affiliated with RTW entered into the New RIFA.

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

Further, on October 22, 2024, funds affiliated with RTW provided notice to the Company of their election under the RTW Side Letter, to surrender 30,000 shares of common stock of the Company representing $7,500,000 in consideration for an additional Revenue Interest Financing Agreement. Accordingly, on October 30, 2024, the Company and the funds affiliated with RTW entered into the New RIFA. The New RIFA has substantially identical terms and conditions as the RIFA Amendment, except that the amount of financing provided under the New RIFA is equal to the conversion amount of $7.5 million.

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

Cash Flows

The following table sets forth a summary of cash flows for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Net cash used in operating activities	$(29,026)	$(43,111)
Net cash used in investing activities	(611)	(1,208)
Net cash provided by financing activities	20,261	116,394
Net increase (decrease) in cash and cash equivalents, and restricted cash	$(9,376)	$72,075

Net Cash Used in Operating Activities

Nine Months Ended September 30, 2024 (Restated) and 2023

During the nine months ended September 30, 2024, operating activities used $29.0 million of cash, resulting in net income of $2.4 million (as restated), non-cash income of $31.0 million (as restated), and net cash used from changes in our operating assets and liabilities of $0.4 million.

Non-cash income consisted of $22.1 million of income related to the change in fair value of our earn-out liabilities, $14.2 million of mark to market adjustments related to our warrant liabilities, $16.0 million of income (as restated) related to the change in fair value of our convertible debt, $2.5 million of interest paid on debt recorded at fair value, and $1.9 million of income related to the change in fair value of our term loan derivative liability. This non-cash income was partially offset by a $7.6 million loss (as restated) on the change in fair value of our Revenue Interest Financing and PIPE Conversion Option, an $8.7 million loss on the extinguishment of our Fortress Term Loan, $2.2 million of stock-based compensation expense, $1.5 million of non-cash interest expense, $1.4 million of debt issuance costs associated with debt at fair value, a $1.1 million provision for uncollectible accounts, a $1.1 million provision for inventory, $0.9 million of issuance costs associated with warrants recorded at fair value, $0.8 million of depreciation and amortization expense, and $0.6 million of non-cash lease expense.

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

Evaluation of Disclosure Controls and Procedures

In connection with the filing of our Original Form 10-Q on November 13, 2025, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2024 as a result of the material weaknesses in our internal control over financial reporting discussed below. Subsequent to the original evaluation, and as described in the Explanatory Note to the Form 10-Q/A, the Company identified an Error which led to the restatement of certain of the Company’s historical consolidated financial statements. The Company's management determined that the Error and the related restatements were the result of the existing material weaknesses in the Company’s internal control over financial reporting. The Company determined that the Error originated from the lack of sufficient levels of staff with public company and technical accounting experience to maintain proper control activities and perform risk assessment and monitoring activities.

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