Form 10-Q
period 2025-09-30
ALLURION TECHNOLOGIES, INC.
filed 2025-11-17
CIK 1964979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025, the registrant had 9,262,586 shares of common stock, $0.0001 par value per share, outstanding.

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
•
successfully complete current and future preclinical studies and clinical trials of the swallowable, ProcedurelessTM intragastric balloon for weight loss developed by Allurion (the “Allurion Smart Capsule”) and any other future product candidates;
•
obtain market acceptance of the Allurion Smart Capsule as safe and effective in any market in which it is or becomes approved;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$6,136	$15,379
Accounts receivable, net of allowance of doubtful accounts of $7,613 and $6,701, respectively	3,983	7,134
Inventory, net	3,665	3,400
Prepaid expenses and other current assets	812	1,243
Total current assets	14,596	27,156
Property and equipment, net	1,514	2,469
Right-of-use asset	1,078	2,079
Other long-term assets	953	1,109
Total assets	$18,141	$32,813
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,813	$6,572
Current portion of lease liabilities	471	869
Accrued expenses and other current liabilities	8,336	11,422
Total current liabilities	11,620	18,863
Warrant liabilities	5,718	4,567
Revenue Interest Financing liability	49,900	49,200
Earn-out liabilities	93	1,090
Convertible notes payable	32,240	35,710
Lease liabilities, net of current portion	682	1,344
Other liabilities	816	17
Total liabilities	101,069	110,791
Commitments and Contingencies (Note 16)
Stockholders’ deficit:
Preferred stock, $0.0001 par value — 100,000,000 shares authorized as of September 30, 2025; and no shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value — 1,000,000,000 shares authorized as of September 30, 2025; and 7,767,027 and 2,710,607 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	5	3
Additional paid-in capital	163,354	152,596
Accumulated other comprehensive (loss) income	(1,360)	(8,370)
Accumulated deficit	(244,927)	(222,207)
Total stockholders’ deficit	(82,928)	(77,978)
Total liabilities and stockholders’ deficit	$18,141	$32,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$2,658	$5,367	$11,617	$26,519
Cost of revenue	1,354	2,256	3,654	7,549
Gross profit	1,304	3,111	7,963	18,970
Operating expenses:
Sales and marketing	3,129	5,197	9,162	18,060
Research and development	2,016	3,212	6,440	13,247
General and administrative	5,789	7,043	16,224	20,746
Total operating expenses:	10,934	15,452	31,826	52,053
Loss from operations	(9,630)	(12,341)	(23,863)	(33,083)
Other income (expense):
Interest expense	—	—	—	(2,264)
Changes in fair value of warrants	1,482	9,703	9,214	14,210
Changes in fair value of debt	(1,250)	7,930	(2,450)	16,000
Changes in fair value of Revenue Interest Financing and PIPE Conversion Option	(2,571)	496	(6,331)	(7,598)
Changes in fair value of earn-out liabilities	(18)	2,260	997	22,140
Loss on extinguishment of debt	—	—	(660)	(8,713)
Other income (expense), net	112	757	520	1,928
Total other income (expense):	(2,245)	21,146	1,290	35,703
Loss before income taxes	(11,875)	8,805	(22,573)	2,620
Provision for income taxes	(9)	(69)	(147)	(210)
Net (loss) income	(11,884)	8,736	(22,720)	2,410
Cumulative undeclared preferred dividends	—	—	—	—
Net loss attributable to common shareholders	$(11,884)	$8,736	$(22,720)	$2,410
Net loss per share
Basic	$(1.53)	$3.41	$(3.43)	$1.13
Diluted	$(1.53)	$3.40	$(3.43)	$(2.42)
Weighted-average shares outstanding
Basic	7,762,703	2,563,459	6,624,839	2,132,416
Diluted	7,762,703	2,566,321	6,624,839	2,392,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(11,884)	$8,736	$(22,720)	$2,410
Other comprehensive (loss) income:
Change in fair value of Revenue Interest Financing due to change in credit risk	(5,410)	(5,800)	3,600	(600)
Change in fair value of RTW Convertible Notes due to change in credit risk	(2,220)	(3,070)	3,410	(2,990)
Comprehensive Loss	$(19,514)	$(134)	$(15,710)	$(1,180)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(dollars in thousands)

	Redeemable Preferred Stock		Common Stock		Additional Paid-	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Comprehensive Loss	Deficit	Deficit
Balance as of January 1, 2024	—	—	1,907,529	2	143,010	700	(215,009)	(71,297)
Exercise of stock options	—	—	186	—	9	—	—	9
Issuance of common stock for the exercise of Public Warrants	—	—	6	—	—	—	—	—
Issuance of common stock from equity line financing (Note 12)	—	—	5,730	—	378	—	—	378
Issuance of common stock in connection with vesting of RSU awards	—	—	2,505	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	552	—	—	552
Other comprehensive loss	—	—	—	—	—	2,200	—	2,200
Net income	—	—	—	—	—	—	1,996	1,996
Balance as of March 31, 2024	—	—	1,915,956	2	143,949	2,900	(213,013)	(66,162)
Exercise of stock options	—	—	460	—	16	—	—	16
Issuance of common stock in connection with vesting of RSU awards	—	—	2,505	—	—	—	—	—
Issuance of common stock for the exercise of Public Warrants	—	—	6	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	805	—	—	805
Other comprehensive loss	—	—	—	—	—	3,080	—	3,080
Net loss	—	—	—	—	—	—	(8,322)	(8,322)
Balance as of June 30, 2024	—	—	1,918,927	2	144,771	5,980	(221,335)	(70,582)
Exercise of stock options	—	—	—	—	—	—	—	—
Issuance of common stock for the exercise of Warrants	—	—	—	—	—	—	—	—
Issuance of common stock in connection with vesting of RSU awards	—	—	2,505	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	860	—	—	860
Issuance of preferred stock in connection with Private Placement, net of issuance costs	2,260,159	979	—	—	—	—	—	—
Issuance of common stock in connection with Public Offering, net of issuance costs	—	—	653,351	1	5,065	—	—	5,066
Other comprehensive income	—	—	—	—	—	(8,870)	—	(8,870)
Net income	—	—	—	—	—	—	8,736	8,736
Balance as of September 30, 2024	2,260,159	979	2,574,783	3	150,696	(2,890)	(212,599)	(64,790)

Balance as of January 1, 2025	—	—	2,710,607	3	152,596	(8,370)	(222,207)	(77,978)
Exercise of stock options	—	—	—	—	—	—	—	—
Issuance of common stock in connection with vesting of RSU awards	—	—	3,505	—	—	—	—	—
Issuance of common stock in connection with RTW Private Placement, net of issuance costs	—	—	841,751	—	2,500	—	—	2,500
Issuance of common stock in connection with January Public Offering, net of issuance costs	—	—	1,240,000	1	1,262	—	—	1,263
Issuance of common stock in connection with February Public Offering and Leavitt Private Placement, net of issuance costs	—	—	1,167,686	1	588	—	—	589
Stock-based compensation expense	—	—	—	—	897	—	—	897
Other comprehensive loss	—	—	—	—	—	4,440	—	4,440
Net loss	—	—	—	—	—	—	(1,501)	(1,501)
Balance as of March 31, 2025	—	—	5,963,549	5	157,843	(3,930)	(223,708)	(69,790)
Exercise of stock options	—	—		—		—	—	—
Issuance of common stock in connection with vesting of RSU awards	—	—	2,505	—	—	—	—	—
Issuance of common stock from equity line financing (Note 12)	—	—	291,700	—	763	—	—	763
Issuance of common stock from conversion of RTW Convertible Notes			1,492,539	—	3,170	—	—	3,170
Stock-based compensation expense	—	—	—	—	1,016	—	—	1,016
Other comprehensive loss	—	—	—	—	—	10,200	—	10,200
Net loss	—	—	—	—	—	—	(9,335)	(9,335)
Balance as of June 30, 2025	—	—	7,750,293	5	162,792	6,270	(233,043)	(63,976)
Exercise of stock options	—	—	—	—	—	—	—	—
Issuance of common stock in connection with vesting of RSU awards	—	—	6,016	—	—	—	—	—
Issuance of common stock from equity line financing (Note 12)	—	—	10,718	—	31	—	—	31
Stock-based compensation expense	—	—	—	—	531	—	—	531
Other comprehensive income	—	—	—	—	—	(7,630)	—	(7,630)
Net loss	—	—	—	—	—	—	(11,884)	(11,884)
Balance as of September 30, 2025	—	—	7,767,027	5	163,354	(1,360)	(244,927)	(82,928)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net (loss) income	$(22,720)	$2,410
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Non-cash lease expense	552	561
Depreciation and amortization	818	778
Stock-based compensation	2,444	2,217
Provision for uncollectible accounts	1,789	1,065
Other non-cash items, net	(582)	(29)
Provision for inventory	499	1,052
Change in fair value of warrant liabilities	(9,214)	(14,210)
Change in fair value of derivative liabilities	—	(1,895)
Change in fair value of Revenue Interest Financing and PIPE Conversion Option	6,331	7,598
Change in fair value of earn-out liabilities	(997)	(22,140)
Change in fair value of RTW Share Obligation	800	—
Interest paid on debt recorded at fair value	(2,031)	(2,458)
Change in fair value of debt	2,450	(16,000)
Debt issuance costs associated with debt recorded at fair value	—	1,357
Non-cash interest expense	—	1,464
Loss on extinguishment of debt	660	8,713
Issuance costs associated with warrants recorded at fair value	1,137	942
Changes in operating assets and liabilities:
Accounts receivable	2,231	7,199
Inventory	(764)	551
Prepaid expenses, other current and long-term assets	484	747
Lease liabilities	(612)	(593)
Accounts payable	(3,814)	(578)
Accrued expenses and other current liabilities	(3,087)	(7,777)
Net cash used in operating activities	$(23,626)	$(29,026)
Investing Activities:
Purchases of property and equipment	—	(611)
Net cash used in investing activities	$—	$(611)
Financing Activities:
Proceeds from issuance of convertible notes	—	48,000
Proceeds from option and warrant exercises	—	26
Proceeds from equity line financing	795	378
Proceeds from Private Placement, net of issuance costs	—	2,685
Proceeds from Public Offering, net of issuance costs	13,578	18,249
Payment of debt issuance costs	—	(1,357)
Repayment of Fortress term loan	—	(47,720)
Net cash provided by financing activities	$14,373	$20,261
Net (decrease) increase in cash and cash equivalents and restricted cash	$(9,253)	$(9,376)
Cash and cash equivalents and restricted cash at beginning of period	15,718	38,421
Cash and cash equivalents and restricted cash at end of period	$6,465	$29,045
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$2,672
Supplemental cash flow information on non-cash investing and financing activities
Deferred financing costs in accounts payable and accrued expenses	—	1,004
Change in fair value of Revenue Interest Financing through other comprehensive income	3,600	(600)
Change in fair value of RTW Convertible Notes through other comprehensive income	3,410	(2,990)
Common stock issued for conversion of convertible notes	(3,170)	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

A reconciliation of the amounts of cash and cash equivalents and restricted cash in the consolidated balance sheets to the amount in the consolidated statements of cash flows is as follows (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$6,136	$15,379
Restricted cash included in other long-term assets	329	339
Cash and cash equivalents and restricted cash shown in the statement of cash flows	$6,465	$15,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1.
Organization and Basis of Presentation

Organization

Allurion Technologies, Inc. (“Allurion” or the “Company”) is a vertically integrated medical device company that is developing, manufacturing, and commercializing innovative weight loss experiences centered around its Allurion™ Smart Capsule. The Allurion Smart Capsule is the world’s first and only swallowable, procedureless™ intragastric balloon for weight loss that does not require surgery, endoscopy, or anesthesia for placement. Allurion sells the Allurion Smart Capsule and connected scale through distributors or directly to health care providers.

The Company also offers tiered access to artificial intelligence ("AI")-powered remote patient monitoring tools, a mobile app for patients and a clinic dashboard for providers, referred to as the Allurion Virtual Care Suite (“VCS”) and, collectively with the Allurion Smart Capsule, referred to as the “Allurion Program”. The base tier of the VCS is free of charge to those purchasing the Allurion Smart Capsule, as well as customers looking for a weight-loss management platform for patients utilizing other weight loss treatments, including anti-obesity medications and bariatric surgery. More full-scale versions of the VCS are available to health care providers on an upgrade basis. Allurion currently markets the Allurion Program in over 50 countries, and the Company operates subsidiaries in the United States, France, the United Arab Emirates, the United Kingdom, Italy, Spain, Australia and Mexico.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Any reference in these notes to the applicable accounting guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification ("ASC"), and Accounting Standards Update ("ASU"), of the Financial Accounting Standards Board ("FASB"). They should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2024 included in the Company's Annual Report on Form 10-K, filed with the SEC on March 27, 2025, as amended by Amendment No. 1 to the Annual Report on Form 10-K filed with the SEC on August 19, 2025 (collectively, the "Annual Report on Form 10-K"). The financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 presented in this report are unaudited; however, in the opinion of management, such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency for all of our foreign subsidiaries is the United States dollar except Allurion Australia Pty Ltd., which uses the Australian dollar. When remeasuring from a local currency to the functional currency, assets and liabilities are remeasured into U.S. dollars at exchange rates in effect at the balance sheet dates and results of operations transacted in local currency are remeasured into U.S. dollars using average exchange rates for the period presented. Gains (losses) from remeasurement of $0.9 million and less than $0.1 million for the nine months ended September 30, 2025 and 2024, respectively, and a loss from remeasurement of ($0.1) million and a gain from remeasurement of $0.4 million for the three months ended September 30, 2025 and 2024, respectively, are recorded in the statements of operations within Other income, net. The Company translates the foreign functional currency financial statements to U.S. dollars for Allurion Australia Pty Ltd. using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions. The effects of foreign currency translation adjustments were immaterial for the three and nine months ended September 30, 2025 and 2024.

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

Going Concern

The Company has evaluated whether there are certain events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the interim condensed consolidated financial statements are issued in this Quarterly Report on Form 10-Q are issued.

The Company has incurred recurring losses since inception, anticipates net losses and negative operating cash flows for the near future, and is not in compliance with certain financial covenants required under its credit facilities. Through September 30, 2025, the Company has funded its operations primarily with proceeds from the sale of its Common Stock and convertible preferred stock, issuance of convertible notes, issuance of term loans, and funds received upon consummation of the Business Combination. The Company has incurred recurring losses and cash outflows from operating activities since its inception, including losses from operations of $23.9 million and $33.1 million and cash outflows from operating activities of $23.6 million and $29.0 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had an accumulated deficit of $244.9 million. The Company expects to continue to generate operating losses for the foreseeable future.

Until such time as we can generate sufficient revenue to fund operations, we expect to use proceeds from the issuance of equity, debt financings, or other capital transactions to fund our operations and satisfy our liquidity requirements, but the amount and timing of such financings are uncertain. Additionally, the Company has entered into an Exchange Agreement with RTW, as disclosed in Note 19, which has led to RTW not enforcing the redemption of the credit facilities within the next 12 months despite the Company's noncompliance with certain financial covenants. Based on the Company's recurring losses from operations incurred since inception, its expectation of continuing operating losses for the foreseeable future, the need to raise additional capital to finance its future operations, and noncompliance with certain financial covenants under its credit facilities, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

Significant customers are those which represent more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2025 and 2024 or accounts receivable, net balance as of September 30, 2025 and December 31, 2024. The following table presents customers that represent 10% or more of the Company’s total revenue and accounts receivable, net:

	Revenue		Revenue		Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2025	2024	2025	2024	2025	2024
Customer A	17%	N/A	N/A	N/A	15%	N/A
Customer B	10%	N/A	N/A	N/A	N/A	N/A
Customer C	10%	N/A	N/A	N/A	N/A	N/A
Customer D	N/A	18%	N/A	N/A	N/A	14%
Customer E	N/A	N/A	N/A	N/A	16%	N/A

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

Further, upon the closing of the Business Combination and after giving effect to the Reverse Stock Split, each then-outstanding share of Compute Health Class A common stock was canceled and extinguished and was converted into the right to receive 1.4204550 shares of Allurion Common Stock. Additionally, the Company assumed 13,206,922 outstanding public warrants to purchase an aggregate 750,394 shares of Allurion Common Stock at $202.50 per share.

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

Revenue Interest Financing Agreement, Side Letter and PIPE Conversion Option

On February 9, 2023, concurrently with the execution of the Business Combination Agreement, the Company entered into the Revenue Interest Financing Agreement (as amended, the "Revenue Interest Financing Agreement") with certain entities that engaged

RTW Investments, LP (together with its affiliates, "RTW") as investment manager (such financing, the "Revenue Interest Financing"). Pursuant to the Revenue Interest Financing Agreement, at the closing of the Business Combination, RTW paid Allurion an aggregate of $40.0 million (the “Investment Amount”). In exchange for the Investment Amount, Allurion will remit revenue interest payments on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by Allurion and its subsidiaries at a rate up to 6.0% of annual net sales prior to December 31, 2026. On or after January 1, 2027, the Company will remit revenue interest payments at a rate up to 10.0% of annual net sales, and it will continue to make revenue interest payments to RTW until December 31, 2030. The Revenue Interest Financing Agreement was amended pursuant to the RIFA Amendment (as defined below) on April 14, 2024. The RIFA Amendment, among other things, increased the rate of revenue interest payments to be paid to RTW on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by Allurion and its subsidiaries. Refer to Note 9, Revenue Interest Financing, Side Letter, and PIPE Conversion Option below for further discussion on the Revenue Interest Financing.

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

4. Revenue

Revenue by geographic region is based on the country in which our customer is located and is summarized by geographic area as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Egypt	$450	$—
Italy	418	511
Spain	282	439
Argentina	272	247
Chile	271	—
Australia	24	543
The Republic of Türkiye	—	966
All Other Countries	941	2,661
Total Revenues	$2,658	$5,367

For the three months ended September 30, 2025, $0.5 million of revenue was generated in five countries included within All Other Countries in the table above, representing approximately 20% of Total Revenues, with each country responsible for approximately 3% to 6% of the total. Remaining revenue was generated by sales in 21 other countries included within All Other Countries. For the three months ended September 30, 2024, $1.6 million of revenue was generated in five countries included within All Other Countries, representing approximately 30% of Total Revenues, with each country responsible for approximately 4% to 8% of the total. Remaining revenue was generated by sales in 35 other countries included within All Other Countries.

	Nine Months Ended September 30,
	2025	2024
Spain	$1,817	$3,001
Italy	1,202	2,244
United Kingdom	203	2,534
All Other Countries	8,395	18,740
Total Revenues	$11,617	$26,519

For the nine months ended September 30, 2025, $3.5 million of revenue was generated in five countries included within All Other Countries in the table above, representing approximately 30% of Total Revenues, with each country responsible for approximately 4% to 9% of the total. Remaining revenue was generated by sales in 40 other countries included within All Other Countries. For the nine months ended September 30, 2024, $8.0 million of revenue was generated in five countries included within All Other Countries, representing approximately 30% of Total Revenues, with each country responsible for approximately 4% to 9% of the total. Remaining revenue was generated by sales in 51 other countries included within All Other Countries. No revenue was generated in the United States from the sale of the Allurion Smart Capsule for the three and nine months ended September 30, 2025.

5. Inventory

Inventory consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Finished goods	$1,752	$1,789
Work in progress	1,528	763
Raw materials	385	848
Total Inventory	$3,665	$3,400

Inventory is stated net of $1.5 million and $1.6 million for the provision for excess and obsolete inventory as of September 30, 2025 and December 31, 2024, respectively.

6. Property and Equipment, net

Property and equipment consist of the following (in thousands):

	Estimated Useful Life (in Years)	September 30, 2025	December 31, 2024
Computers and purchased software	3	$536	$618
Leasehold improvements	Shorter of useful life or lease term	1,521	1,943
Furniture and fixtures	5	113	291
Machinery and equipment	3-5	3,542	3,960
Property and equipment—at cost		5,712	6,812
Less accumulated depreciation and amortization		(4,198)	(4,357)
Construction in progress		-	14
Property and equipment—net		$1,514	$2,469

Depreciation expense was $0.3 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $0.8 million for each of the nine months ended September 30, 2025 and 2024, respectively, recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$144	$119	$395	$433
Research and development	120	63	227	161
General and administrative	3	19	56	104
Sales and marketing	—	14	140	80
Total depreciation and amortization expense	$267	$215	$818	$778

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Marketing reimbursement	$460	$821
Accrued compensation	1,892	1,046
Accrued selling and marketing	229	91
Accrued professional fees	1,092	1,164
Accrued restructuring	1,184	3,165
Other accrued expenses	3,479	5,135
Total accrued expenses and other current liabilities	$8,336	$11,422

In November 2024, the Company's management approved and initiated plans to reduce its cost structure. The restructuring plan initiated in November 2024 was substantially completed during the first half of 2025, with remaining payments to be made in accordance with local regulations through April 2026. Substantially all of the charges represent the severance cost of terminated employees, and are included in cost of revenue and operating expenses in the statement of operations. The following table rolls forward the activity in the restructuring accrual for the November 2024 action through September 30, 2025.

Accrual at December 31, 2023	$—
Restructuring charges and related costs	3,953
Cash payments	(788)
Accrual at December 31, 2024	3,165
Restructuring charges and related costs	(266)
Cash payments	(2,540)
Accrual at September 30, 2025	$359

In August 2025, the Company's management approved and initiated plans to reduce its cost structure. The restructuring plan initiated in August 2025 was substantially completed during the third quarter of 2025, with remaining payments to be made in accordance with local regulations through September 2026. Substantially all of the charges represent the severance cost of terminated employees, and are included in cost of revenue and operating expenses in the statement of operations. The following table rolls forward the activity in the restructuring accrual for the August 2025 action through September 30, 2025.

Accrual at December 31, 2024	$—
Restructuring charges and related costs	1,467
Cash payments	(642)
Accrual at September 30, 2025	$825

8. Debt

The components of the Company’s third-party debt consist of the following (in thousands):

	September 30, 2025	December 31, 2024
RTW Convertible Notes	47,218	50,069
Total principal amount of debt	47,218	50,069
Change in fair value	(14,978)	(14,359)
Plus: Accretion	—	—
Convertible notes payable	$32,240	$35,710

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

Further on May 2, 2023, RTW and Fortress as the Backstop Purchasers entered into the Backstop Agreement with the Company, Legacy Allurion and HVL. Pursuant to the Backstop Agreement, each Backstop Purchaser agreed that to the extent any HVL Bridge Notes remained outstanding prior to the consummation of the Business Combination, such Backstop Purchaser would, at the closing of the Business Combination, purchase up to $2.0 million of the HVL Bridge Notes from HVL in exchange for shares of Allurion Common Stock (the “Base PubCo Shares”and, “Backstop Shares”). The Base PubCo Shares and Backstop Shares were accounted for as a freestanding financing liability. The Base PubCo Shares and Backstop Shares liability was initially measured at its issue-date estimated fair value and subsequently remeasured at fair value at each reporting period with changes in fair value reflected in earnings until the Base PubCo Shares and Backstop Shares were issued. A $3.3 million liability was recorded at issuance for the Base PubCo Shares and Backstop Shares liability as Other liabilities on the balance sheet. On August 1, 2023, upon closing of the Business Combination and after giving effect to the Reverse Stock Split, per the terms of the Fortress Term Loan, the Amended and Restated RTW Side Letter and Backstop Agreement, the Backstop Purchasers were each issued 38,000 shares of Allurion Common Stock with a corresponding recognition of APIC of $13.4 million, and the liability is no longer outstanding.

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

On January 7, 2025, the Company and Allurion Technologies, LLC ("Allurion OpCo") entered into an Omnibus Amendment (the "Omnibus Amendment") with Allurion Australia Pty Ltd, Allurion France, and RTW to amend the Amended Note Purchase Agreement, the Revenue Interest Financing Agreement, and the New RIFA (collectively, the "Existing Documents").

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

For the three months ended September 30, 2025, the Company recorded a $1.3 million loss and $2.2 million loss on the RTW Convertible Notes through the condensed consolidated statements of operations and other comprehensive income (loss), respectively. For the nine months ended September 30, 2025, the Company recorded a $2.5 million loss and $3.4 million gain on the RTW Convertible Notes through the condensed consolidated statements of operations and other comprehensive income (loss), respectively. For the three and nine months ended September 30, 2025, the Company recorded a $0.1 million gain and $0.5 million gain on the Share Obligation, respectively.

The Company elected paid in kind interest for the three and nine months ended September 30, 2025 related to the RTW Convertible Notes.

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

The Revenue Interest Financing is accounted for under the FVO election of ASC 825 as the Revenue Interest Financing contains embedded derivatives, including the requirements to settle the Revenue Interest Financing prior to maturity upon the occurrence of certain contingent events and our ability to prepay the Revenue Interest Financing, which would require bifurcation and separate accounting. The Revenue Interest Financing was initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in fair value are recorded as a component of Other income (expense) in the condensed consolidated statements of operations. A portion of the estimated change in fair value must be reported in other comprehensive loss to the extent that it is attributable to instrument-specific credit risk. In connection with the issuance of the Investment Amount, we paid $1.2 million in issuance costs in August 2023, which were directly expensed through general and administrative expense due to the FVO election. As of September 30, 2025, the Company has made $6.2 million in royalty payments to RTW. Refer to Note 10, Fair Value Measurements, for additional information regarding the changes in fair value of the Revenue Interest Financing.

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

In connection with the Company entering into the Revenue Interest Financing, if, at any time beginning 12 months and ending 24 months following the closing of the Mergers, the VWAP per share of Allurion Common Stock is less than $176.00 for the average of 20 trading days within any 30 trading day period (“Stock Price Drop”); and the absolute value of the percentage decrease of such Stock Price Drop measured from a reference price of $250.00 per share of Allurion Common Stock is greater than the absolute value of the percentage decrease in the VWAP of a comparable publicly traded peer index as defined in the Amended and Restated RTW Side Letter over the same time period, then RTW may elect to convert up to $7.5 million of its initial PIPE Investment into additional revenue interest financing to be added to the Investment Amount by forfeiting a number of shares of Allurion Common Stock acquired in the PIPE Investment. Such additions to the Investment Amount would result in proportional increases to the minimum aggregate revenue interest payments described above (the "PIPE Conversion Option"). The PIPE Conversion Option is accounted for as a derivative under ASC 815. The PIPE Conversion Option was initially measured at its issue-date estimated fair value of $3.3 million within Other liabilities on the condensed consolidated balance sheets with corresponding recognition of expense at inception as there is no right received by the Company that meets the definition of an asset and the transaction did not involve a distribution or a dividend. The PIPE Conversion Option liability is subsequently remeasured at its estimated fair value on a recurring basis at each reporting period date, with a gain or loss recognized within Other income (expense).

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

The exercise of the PIPE Conversion Option was accounted for as a settlement of the derivative liability. As such, the PIPE Conversion Option was remeasured as of October 30, 2024 just prior to conversion, to $7.4 million. The PIPE Conversion Option was subsequently reclassified as an addition to the Revenue Interest Financing liability upon conversion into the New RIFA. The New RIFA was accounted for under the FVO election, similar to the Revenue Interest Financing. As such, the New RIFA, together with the Revenue Interest Financing was remeasured as of October 30, 2024 to $48.9 million. Additionally, to account for the 30,000 forfeited shares in connection with the exercise of the PIPE Conversion Option, the total shares were valued based on the October 30, 2024 closing share price of $18.25, resulting in a $0.5 million reduction of APIC. As of September 30, 2025, the fair value of the Revenue Interest Financing and New RIFA was $49.9 million.

For the three months ended September 30, 2025, the Company recorded a $2.6 million loss and a $5.4 million loss on the Revenue Interest Financing through the condensed consolidated statements of operations and other comprehensive income (loss), respectively. For the nine months ended September 30, 2025, the Company recorded a $6.3 million loss and a $3.6 million gain on the Revenue Interest Financing through the condensed consolidated statements of operations and other comprehensive income (loss), respectively. The changes in fair value were recorded in the Changes in fair value of Revenue Interest Financing and PIPE Conversion Option in the condensed consolidated statement of operations.

10. Fair Value Measurements

The following tables present the fair value hierarchy for the Company's assets and liabilities that are measured at fair value at issuance date and on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

Fair Value Measurement as of September 30, 2025
	Total Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$2,839	$2,839	$—	$—
Total assets	$2,839	$2,839	$—	$—
Liabilities:
Legacy Allurion Common Stock Warrant Liabilities	$5	$—	$—	$5
Public Warrants	356	356	—	—
Public Offering Warrants	768	—	—	768
July 2024 Private Placement Warrants	62	—	—	62
January 2025 Warrants	1,534	—	—	1,534
February 2025 Offering Warrants	2,993	—	—	2,993
Revenue Interest Financing	49,900	—	—	49,900
Earn-out Liability	93	—	—	93
RTW Convertible Notes	32,240	—	—	32,240
Success Fee Derivative Liability	14	—	—	14
Share Obligation	800	—	—	800
Total Liabilities	$88,765	$356	$—	$88,409

Fair Value Measurement as of December 31, 2024
	Total Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$11,992	$11,992	$—	$—
Total assets	$11,992	$11,992	$—	$—
Liabilities:
Legacy Allurion Common Stock Warrant Liabilities	$41	$—	$—	$41
Public Warrants	396	396	—	—
Public Offering Warrants	3,630	—	—	3,630
July 2024 Private Placement Warrants	500	—	—	500
Revenue Interest Financing	49,200	—	—	49,200
Earn-out Liability	1,090	—	—	1,090
RTW Convertible Notes	35,710	—	—	35,710
Success Fee Derivative Liability	14	—	—	14
Total Liabilities	$90,581	$396	$—	$90,185

Public Warrants

As a result of the Business Combination on August 1, 2023, the Company recorded a liability for Public Warrants to purchase the Company's Common Stock. The Public Warrants are traded on the NYSE and are recorded at fair value using the closing price as of September 30, 2025 of $0.03, which is a Level 1 input.

Legacy Allurion Warrants, Public Offering Warrants, July 2024 Private Placement Warrants, January 2025 Warrants, and February 2025 Offering Warrants

The Company has classified the Legacy Allurion Common Stock Warrants, Public Offering Warrants (defined below), July 2024 Private Placement Warrants (defined below), January 2025 Warrants (defined below) and February 2025 Offering Warrants (defined below) within Level 3 of the hierarchy as the fair value is derived using the Black-Scholes option pricing model, which uses a combination of observable (Level 2) and unobservable (Level 3) inputs. See table below for the assumptions used in the pricing model of the Legacy Allurion Common Stock Warrants, Public Offering Warrants, July 2024 Private Placement Warrants, January 2025 Warrants and February 2025 Offering Warrants:

	Measurement Date	Interest Rate	Exercise Price	Estimated Fair Value of Underlying Share Price	Expected Volatility	Expected Life (Years)
Legacy Allurion Series C Preferred Stock warrants (as converted to Common)	September 30, 2025	3.79%	$168.25	$2.05	104%	5.50
Legacy Allurion Other Common Stock	September 30, 2025	3.61%	26.25	2.05	130%	1.94
Legacy Allurion Series D-1 Preferred Stock warrants (as converted to Common)	September 30, 2025	3.79% - 3.93%	303.50	2.05	104%	5.50 - 6.96
Public Offering Warrants	September 30, 2025	3.66%	6.00-30.00	2.05	115%	3.75
July 2024 Private Placement Warrants	September 30, 2025	3.66%	30.00	2.05	115%	3.75
January 2025 Warrants	September 30, 2025	3.71%	6.00	2.05	105%	4.53
February 2025 Offering Warrants	September 30, 2025	3.71%	5.23	2.05	105%	4.53

	Measurement Date	Interest Rate	Exercise Price	Estimated Fair Value of Underlying Share Price	Expected Volatility	Expected Life (Years)
Legacy Allurion Series C Preferred Stock warrants (as converted to Common)	December 31, 2024	4.44%	$168.25	$10.75	90%	6.25
Legacy Allurion Other Common Stock	December 31, 2024	4.26%	26.25	10.75	90%	2.69
Legacy Allurion Series D-1 Preferred Stock warrants (as converted to Common)	December 31, 2024	4.44% - 4.5%	303.50	10.75	90%	6.25 - 7.71
Public Offering Warrants	December 31, 2024	4.35%	30.00	10.75	90%	4.50
July 2024 Private Placement Warrants	December 31, 2024	4.35%	30.00	10.75	90%	4.50

Expected dividend yield for all calculations is 0.00%.

The following table reconciles the changes in fair value for the three and nine months ended September 30, 2025 and 2024 of the warrant liabilities valued using Level 3 inputs:

	Preferred Stock Warrants (as converted to Common)	Common Stock Warrants	Public Offering Warrants	July 2024 Private Placement Warrants	January 2025 Warrants	February 2025 Warrants	Total
Balance – June 30, 2024	$110	$35	$—	$—	$—	$—	$145
Fair value at issuance	—	—	13,157	1,670	—	—	14,827
Change in fair value	(55)	(19)	(7,187)	(860)	—	—	(8,121)
Balance – September 30, 2024	$55	$16	$5,970	$810	$—	$—	$6,851
Balance – June 30, 2025	$5	$1	943	78	1,957	3,801	$6,785
Fair value at issuance	—	—	—	—	—	—	—
Change in fair value	(1)	—	(175)	(16)	(423)	(808)	(1,423)
Balance – September 30, 2025	$4	$1	$768	$62	$1,534	$2,993	$5,362

	Preferred Stock Warrants (as converted to Common)	Common Stock Warrants	Public Offering Warrants	July 2024 Private Placement Warrants	January 2025 Warrants	February 2025 Warrants	Total
Balance – January 1, 2024	$642	$179	$—	$—	$—	$—	$821
Fair value at issuance	—	—	13,157	1,670	—	—	14,827
Change in fair value	(587)	(163)	(7,187)	(860)	—	—	(8,797)
Balance – September 30, 2024	$55	$16	$5,970	$810	$—	$—	$6,851
Balance – January 1, 2025	$32	$9	$3,630	$500	$—	$—	$4,171
Fair value at issuance	—	—	—	—	5,344	5,021	10,365
Change in fair value	(28)	(8)	(2,862)	(438)	(3,810)	(2,028)	(9,174)
Balance – September 30, 2025	$4	$1	$768	$62	$1,534	$2,993	$5,362

2019 Term Loan Success Fee Derivative Liability

The derivative liability for the success fee associated with Legacy Allurion's November 2019 loan and security agreement with Western Alliance Bank (the "2019 Term Loan" and such fee, the "Success Fee") was recorded at fair value as of September 30, 2025 and December 31, 2024 using the following assumptions: weighted-average probability for the likelihood of a change in control or liquidity event within four years from the initial valuation date of the derivative liability and a market-based discount rate that will increase or decrease each period based on changes in the probability in the future cash flows.

Revenue Interest Financing and PIPE Conversion Option

The Revenue Interest Financing is accounted for using the FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The fair value of the Revenue Interest Financing was remeasured as of September 30, 2025 and December 31, 2024 using a discounted cash flow ("DCF") method under the income approach utilizing future revenue projections and a discount rate of 22.9% and 21.1%, respectively.

The fair value of the PIPE Conversion Option was accounted for as a derivative under ASC 815. Upon the exercise of the PIPE Conversion Option and resulting New RIFA on October 30, 2024, the PIPE Conversion Option was reclassified as an addition to the Revenue Interest Financing liability, and as such there is no PIPE Conversion Option liability as of September 30, 2025 and December 31, 2024.

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

	September 30, 2025	December 31, 2024
Stock Price	$2.05	$10.75
Risk-free interest rate	3.6%	4.3%
Expected term (in years)	2.8	3.6
Expected volatility	130.0%	109.0%

Term Loan Derivative Liability

The term loan derivative liability associated with the Fortress Term Loan was derecognized during the second quarter of 2024 as the Fortress Term Loan was repaid on April 16, 2024.

RTW Convertible Notes

The RTW Convertible Notes are accounted for using the FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently measured at estimated fair value on a recurring basis at each reporting period date. The fair value of the RTW Convertible Notes was remeasured as of September 30, 2025 using a DCF method under the income approach with a MCSM applied to determine the simulated stock price at each payment date and event that may trigger conversion of the RTW Convertible Notes. The fair value was measured using the $43.0 million principal amount of the RTW Convertible Notes and the following assumptions:

	September 30, 2025	December 31, 2024
Stock Price	$2.05	$10.75
Risk-free interest rate	3.8%	4.4%
Expected term (in years)	5.5	6.3
Expected volatility	97.5%	90.0%

Share Obligation

The Share Obligation is accounted for as a liability under ASC 480, with the liability initially measured at its issue-date estimate fair value and subsequently measured at its estimated fair value on a recurring basis at each reporting period date. The estimated fair value of the Share Obligation was determined using a MCSM with the following assumptions at the valuation date:

September 30, 2025
Stock Price	$2.05
Risk-free interest rate	3.7%
Expected term (in years)	1.3
Expected volatility	150.0%

The changes in the fair values of the Success Fee derivative liability, 2023 Convertible Notes, Revenue Interest Financing, PIPE Conversion Option, Earn-out liability, Term Loan Derivative liability, RTW Convertible Notes, PubCo Share liability, Base PubCo and Backstop Share liability, and Warrant Overallotment liability categorized with Level 3 inputs for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Success Fee Derivative Liability	Revenue Interest Financing	PIPE Conversion Derivative	Earn-Out Liability	RTW Convertible Notes	Share Obligation	Total
Balance – June 30, 2024	$14	$39,000	$5,450	$4,110	$40,950	$—	$89,524
Change in fair value	—	(4,896)	4,400	(2,260)	(7,930)	—	(10,686)
Change in fair value - OCI	—	5,800	—	—	3,070	—	8,870
Repayments of debt	—	(1,404)	—	—	—	—	(1,404)
Balance – September 30, 2024	$14	$38,500	$9,850	$1,850	$36,090	$—	$86,304
Balance – June 30, 2025	$14	$42,400	$—	$75	$28,770	$910	$72,169
Change in fair value	—	2,571	—	18	1,250	(110)	3,729
Change in fair value - OCI	—	5,410	—	—	2,220	—	7,630
Repayments of debt	—	(481)	—	—	—	—	(481)
Balance – September 30, 2025	$14	$49,900	$—	$93	$32,240	$800	$83,047

	Success Fee Derivative Liability	Revenue Interest Financing	PIPE Conversion Derivative	Earn-Out Liability	Term Loan Derivative Liability	RTW Convertible Notes	Share Obligation	Total
Balance – January 1, 2024	$14	$36,200	$6,410	$23,990	$1,895	$—	$—	$68,509
Fair value upon issuance	—	$—	—	—	—	49,100	—	49,100
Change in fair value	—	4,158	3,440	(22,140)	(1,895)	(16,000)	—	(32,437)
Change in fair value - OCI	—	600	—	—	—	2,990	—	3,590
Repayments of debt	—	(2,458)	—	—	—	—	—	(2,458)
Balance – September 30, 2024	$14	$38,500	$9,850	$1,850	$—	$36,090	$—	$86,304
Balance – January 1, 2025	$14	$49,200	$—	$1,090	$—	$35,710	$—	$86,014
Fair value upon issuance	—	—	—	—	—	—	1,297	1,297
Change in fair value	—	6,331	—	(997)	—	2,450	(497)	7,287
Change in fair value - OCI	—	(3,600)	—	—	—	(3,410)	—	(7,010)
Extinguishment of debt	—	—	—		—	660	—	660
Conversion of convertible notes	—	—	—	—	—	(3,170)	—	(3,170)
Repayments of debt	—	(2,031)	—	—	—	—	—	(2,031)
Balance – September 30, 2025	$14	$49,900	$—	$93	$—	$32,240	$800	$83,047

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

11. Income Taxes

The Company recorded income tax expense of less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2025, respectively, representing effective tax rates of (0.1%) and (0.7%), respectively. The Company recorded income tax expense for the three and nine months ended September 30, 2024 of $0.1 million and $0.2 million, respectively, representing effective tax rates of 0.8% and 8.0%, respectively. The tax expense recorded relates to the earnings of the Company’s profitable foreign subsidiaries.

On July 4, 2025, new U.S tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025.The new legislation has multiple effective dates, with certain provisions effective in 2025 and others in the future. In accordance with ASC 740, Accounting for Income Taxes, the impacts of the OBBBA did not affect the Company’s U.S. deferred tax assets or liabilities, as the Company continues to maintain a full valuation allowance against those balances.

As of September 30, 2025 and 2024, the Company maintained a full valuation allowance against its net deferred tax assets as the Company has incurred significant operating losses since inception and has concluded that its net deferred tax asset is not more-likely-than-not realizable.

As of September 30, 2025 and 2024, the Company has not recorded tax reserves for any uncertain tax provisions.

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

The Charter authorizes the issuance of up to 100,000,000 shares of Allurion preferred stock. As of September 30, 2025, no shares of Allurion Series A Preferred Stock were outstanding. The rights and preferences of the Series A Preferred Shares are as follows:

Voting Rights

The Series A Preferred Stockholders have no voting rights.

Dividend Rights

The Series A Preferred Stock participates in dividends with Common Stock on an as-converted basis when declared by the Board of Directors. No dividends were declared through September 30, 2025.

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

Common Equity

Allurion's Certificate of Incorporation authorizes the issuance of up to 1,000,000,000 shares of Allurion Common Stock. As of September 30, 2025 and December 31, 2024, 7,767,027 and 2,710,607 shares of Common Stock were issued and outstanding, respectively.

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

The number of shares of Common Stock that have been reserved for issuance upon the potential conversion or exercise, as applicable, of the Company’s securities as of September 30, 2025, is as follows:

Outstanding options to purchase Common Stock	218,875
Restricted Stock Units	367,119
Warrants to purchase Common Stock	4,342,860
Shares of Common Stock issued upon the exercise of Public Warrants	750,383
Earn-Out Shares	360,000
Convertible Notes	7,733,921
Total	13,773,158

Warrants to Purchase Common Stock

In connection with the closing of the Business Combination, all outstanding warrants to purchase Legacy Allurion preferred stock and Legacy Allurion common stock were converted into Rollover Warrants to purchase Allurion Common Stock using the Exchange Ratio. As of September 30, 2025, there were 14,380 Rollover Warrants outstanding to purchase Common Stock. Upon the closing of the Business Combination, certain Legacy Allurion preferred stock and Legacy Allurion common stock warrants that were converted into Rollover Warrants were determined to be equity classified.

In connection with the Public Offering and July 2024 Private Placement, we issued the Public Offering Warrants and July 2024 Private Placement Warrants. As of September 30, 2025, there were 662,701 Public Offering Warrants and 90,407 July 2024 Private Placement Warrants outstanding to purchase Common Stock. In connection with the January 2025 Public Offering and concurrent January 2025 Private Placement, and the February 2025 Public Offering and concurrent February 2025 Private Placement and Leavitt

Private Placement, we issued the January 2025 Warrants and February 2025 Offering Warrants. As of June 30, 2025, there were 1,240,000 January 2025 Warrants and 2,335,372 February 2025 Offering Warrants outstanding to purchase Common Stock.

September 30, 2025
Issuance Date	Remaining Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
3/30/2021	5.5	Common Stock	Liability	5,203	$168.25
9/15/2022	7.0	Common Stock	Liability	1,810	303.50
6/4/2022	6.7	Common Stock	Liability	1,810	303.50
1/17/2017	1.3	Common Stock	Equity	2,934	0.50
8/3/2017	1.8	Common Stock	Equity	392	28.25
9/8/2017	1.9	Common Stock	Liability	1,151	26.25
6/19/2018	2.7	Common Stock	Liability	720	26.25
6/25/2019	3.7	Common Stock	Liability	360	26.25
7/1/2024	3.8	Common Stock	Liability	753,108	11.42
1/27/2025	4.3	Common Stock	Liability	1,240,000	6.00
2/20/2025	4.4	Common Stock	Liability	2,335,372	5.23
				4,342,860

December 31, 2024
Issuance Date	Remaining Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
12/1/2014	-0.1	Common Stock	Equity	209	$61.00
3/30/2021	6.2	Common Stock	Liability	5,203	168.25
9/15/2022	7.7	Common Stock	Liability	1,810	303.50
6/4/2022	7.4	Common Stock	Liability	1,810	303.50
1/17/2017	2.0	Common Stock	Equity	2,934	0.50
8/3/2017	2.6	Common Stock	Equity	392	28.25
9/8/2017	2.7	Common Stock	Liability	1,151	26.25
6/19/2018	3.5	Common Stock	Liability	720	26.25
6/25/2019	4.5	Common Stock	Liability	360	26.25
7/1/2024	4.5	Common Stock	Liability	753,108	30.00
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

The Company may redeem the outstanding Public Warrants for shares of our Common Stock at a price of $2.50 per Public Warrant at any time commencing 90 days after the completion of the Business Combination, and provided that the last sales price of the Company’s Common Stock equals or exceeds $176.00 per share for any 20 trading days within a 30-day trading period ending on the third trading day prior to the date on which notice of redemption is given. Holders of the Public Warrants will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value (the “Redemption Fair Market Value”) of the shares of the Company's Common Stock. The Redemption Fair Market Value is determined based on the volume weighted average price of the Company’s Common Stock for the ten trading days immediately following the date on which notice of redemption is sent to the holders. As of September 30, 2025, the Company has not redeemed any of the outstanding Public Warrants. As of September 30, 2025, there were 13,206,720 outstanding Public Warrants exercisable for 750,383 shares of Allurion Common Stock.

Chardan Equity Facility

On December 18, 2023, we entered into a ChEF Purchase Agreement (the "Purchase Agreement") and a Registration Rights Agreement, each with Chardan Capital Markets ("Chardan") related to a "ChEF," Chardan's committed equity facility (the "Chardan Equity Facility"). Pursuant to the Purchase Agreement, the Company has the right from time to time at its option to sell to Chardan up to the lesser of (i) $100,000,000 in aggregate gross purchase price of newly issued shares of the Company's Common Stock, and (ii) 379,299 shares of Common Stock, which number of shares is equal to 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the Purchase Agreement. In consideration for Chardan's entry into the Purchase Agreement, Allurion issued to Chardan 1,421 shares of Allurion Common Stock (the "Commitment Shares"). The Company recorded $0.1 million to additional paid-in capital and $0.1 million of expense in connection with the issuance of the Commitment Shares. The Company expensed an additional $0.1 million related to a non-refundable structuring fee immediately following commencement. As of September 30, 2025, the Company had sold 377,879 shares of Common Stock to Chardan at a purchase price of $1.8 million in connection with the Purchase Agreement.

13. Net Income (Loss) per Share

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income	$(11,884)	$8,736	$(22,720)	$2,410
Adjustment for change in fair value of liability classified warrants	—	—	—	(8,209)
Net income (loss) attributable to common shareholders - Diluted	$(11,884)	$8,736	$(22,720)	$(5,799)
Denominator:
Basic weighted-average common stock outstanding	7,762,703	2,563,459	6,624,839	2,132,416
Effect of potentially diluted securities:
Stock options	—	4	—	—
Warrants	—	2,858	—	259,786
Diluted weighted-average common stock outstanding	7,762,703	2,566,321	6,624,839	2,392,202
Basic net income (loss) per common share	$(1.53)	$3.41	$(3.43)	$1.13
Diluted net income (loss) per common share	$(1.53)	$3.40	$(3.43)	$(2.42)

For the three months ended September 30, 2025, the Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share attributable to stockholders is the same. The Company excluded the following potential shares of Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to stockholders for the periods indicated because including them would have had an anti-dilutive effect. For the three months ended September 30, 2024, the Company excluded the following potential shares of Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net income per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect. As the triggering event under which the Earn-Out Shares become issuable had not been met as of September 30, 2024, the Earn-Out Shares have been excluded from the computation of diluted net income per share.

	As of September 30,
	2025	2024
Outstanding options to purchase Common Stock	218,875	284,328
Restricted Stock Units	367,119	21,230
Series A Preferred Stock	—	90,407
Warrants to purchase Common Stock	4,342,860	766,398
Shares of Common Stock issued upon the exercise of Public Warrants	750,383	750,383
Earn-Out Shares	360,000	360,000
Convertible Notes	7,733,921	19,168
Total	13,773,158	2,291,914

For the nine months ended September 30, 2025, the Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share attributable to stockholders is the same. The Company excluded the following potential shares of Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to stockholders for the periods indicated because including them would have had an anti-dilutive effect. For the nine months ended September 30, 2024, the Company excluded the following potential shares of Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net income per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect. As the triggering event under which the Earn-Out Shares become issuable had not been met as of September 30, 2024, the Earn-Out Shares have been excluded from the computation of diluted net income per share.

	As of September 30,
	2025	2024
Outstanding options to purchase Common Stock	218,875	284,332
Restricted Stock Units	367,119	21,230
Series A Preferred Stock	—	90,407
Warrants to purchase Common Stock	4,342,860	509,471
Shares of Common Stock issued upon the exercise of Public Warrants	750,383	750,383
Earn-Out Shares	360,000	360,000
Convertible Notes	7,733,921	19,168
Total	13,773,158	2,034,991

14. Stock Based Compensation

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

In connection with the closing of the Business Combination, the Company adopted the 2023 Stock Option and Incentive Plan (the "2023 Plan"), which provides for the award of stock options (both incentive and non-qualified), stock appreciation rights, restricted stock units ("RSUs"), restricted stock awards, cash-based awards, and dividend equivalent rights. As of September 30, 2025, a total of 244,952 shares of Allurion Common Stock are reserved for issuance under the 2023 Plan. The 2023 Plan provides that the number of shares reserved for issuance under the 2023 Plan will automatically increase each January 1, beginning January 1, 2024 and ending January 1, 2033, by 5% of the number of fully diluted outstanding shares of Allurion Common Stock as of the immediately preceding December 31 or such lesser amount as determined by the Board of Directors and the compensation committee of the Board of Directors.

As of September 30, 2025, 585,994 options and RSUs were issued and outstanding under the 2010 Plan, 2020 Plan, and 2023 Plan. As of December 31, 2024, 370,272 options and RSUs were issued and outstanding under the 2010 Plan, 2020 Plan, and 2023 Plan. The stock options generally vest over a four-year period and expire 10 years from the date of grant.

Stock-based compensation expense included in the condensed consolidated statement of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$7	$13	$25	$24
Selling, general and administrative	443	791	2,167	2,109
Research and development	81	56	252	84
Total stock-based compensation expense	$531	$860	$2,444	$2,217

Stock Options

The following table summarizes the option activity under the 2010 Plan, 2020 Plan, and the 2023 Plan during the nine months ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per option)	(in years)	(in thousands)
Outstanding—January 1, 2025	265,772	$58.19	7.4	$—
Granted	—	—
Cancellations and forfeitures	(46,897)	38.83
Exercised	—	—
Outstanding—September 30, 2025	218,875	$61.65	6.8	$—
Exercisable at September 30, 2025	152,652	$64.91	6.1	$—

Total stock compensation expense related to stock option awards during the three and nine months ended September 30, 2025 was $0.4 million and $1.5 million, respectively. As of September 30, 2025, there was approximately $2.4 million of unrecognized compensation costs related to unvested stock options granted under the 2010 Plan, 2020 Plan, and 2023 Plan, which is expected to be recognized over a weighted-average vesting term of 2.2 years. There were no stock options granted during the nine months ended September 30, 2025. The weighted average grant-date fair value of the stock option awards granted during the nine months ended September 30, 2024 was $32.50 per option.

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

There were no options granted during the nine months ended September 30, 2025. The assumptions used in the Black Scholes option-pricing model for the nine months ended September 30, 2024 is as follows:

Nine Months Ended September 30,
2024
Expected volatility	71%
Risk-free interest rate	4.36%
Expected dividend yield	0%
Expected term (in years)	6.1

Restricted Stock Units

In December 2022, the Company issued RSUs to a member of the Board of Directors with vesting subject to both a performance-based closing condition dependent on the successful Business Combination with Compute Health and time-based vesting conditions. See Note 3, Business Combination for information about the closing of the Business Combination with Compute Health. Upon the satisfaction of the closing condition, 62.5% of the RSUs awarded vested. Thereafter, the remaining 37.5% of the RSUs vest monthly over a period of two years. All RSUs are subject to forfeiture if the grantee’s continuous service relationship as a member of the Board of Directors terminates prior to vesting. In October 2023 and March 2024, the Company issued RSUs to the members of the Board that vest in equal installments over three years, subject to continued service as a director through each vesting date. In November 2024 and May 2025, additional RSUs were issued with two year and three year vesting periods, respectively. Additionally, in April 2025, the Company issued performance share units ("PSU") to one of it's employees. The PSUs granted by the Company vest in connection with the achievement of certain commercial milestones. The expense recognized for these awards is based on the probability of such achievement. The Company did not record any stock compensation expense related to employee PSUs for the nine months ended September 30, 2025.

The following table summarizes the restricted stock unit activity under the 2020 Plan and 2023 Plan during the nine months ended September 30, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value
		(per share)
Outstanding—January 1, 2025	104,500	$30.99
Granted	414,830
Cancellations and forfeitures	(140,185)
Vested	(12,026)	74.71
Outstanding—September 30, 2025	367,119	$7.06

Total stock compensation expense related to RSUs for the three and nine months ended September 30, 2025 was $0.1 million and $0.9 million, respectively. As of September 30, 2025, there were $1.7 million of unrecognized compensation costs related to nonvested RSUs granted under the 2020 Plan and 2023 Plan, which is expected to be recognized over a remaining weighted-average vesting term of 2.3 years.

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

A total of 131,435 shares of the Company's Common Stock are reserved and authorized for issuance under the 2023 ESPP, as of September 30, 2025. In addition, the number of shares of Common Stock available for issuance under the 2023 ESPP will automatically increase each January 1, beginning on January 1, 2024 and each January thereafter, by the lesser of (i) 1% of the fully diluted outstanding shares of our Common Stock as of the immediately preceding December 31, (ii) 64,000 shares of our Common

Stock, or (iii) such lesser number of shares determined by the administrator of the 2023 ESPP. As of September 30, 2025, no shares have been issued under the 2023 ESPP.

15. Employee Benefit Plan

The Company has a 401(k) retirement plan that covers eligible U.S. employees. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions. During each of the three and nine months ended September 30, 2025 and 2024, the Company's matching contributions to the plan were less than $0.1 million.

16. Commitments and Contingencies

Leases

With respect to contracts involving the use of assets, if the Company has the right to direct the use of the asset and obtain substantially all economic benefits from the use of an asset, it accounts for the service contract as a lease.

As of September 30, 2025, the Company was a party to three different leases for office, manufacturing, and laboratory space under non-cancelable office leases in two cities. These leases total approximately 30,000 square feet and will expire between February 2026 and February 2028. The Company has a right to extend certain of these leases for periods between three and five years. The Company also holds immaterial leases related to vehicles and office equipment. Under its real property leases, the Company pays base rent and a proportional share of operating expenses. Such operating expenses are subject to annual adjustment and are accounted for as variable payments in the period in which they are incurred.

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

In July 2025, the Company signed an Assignment of Lease and Consent to Assignment (the "Lease Assignment") for one of its Natick leases ending March 2028, whereby a third-party agreed to assume the Company's rights, duties and obligations under the lease beginning September 1, 2025. The lease assignment was contingent upon the landlord's consent and the Company is secondarily liable to the third-party assignee for obligations under the lease. For each of the three and nine months ended September 30, 2025 the Company derecognized the related operating lease right-of-use asset and operating lease liability of $0.5 million and recognized a gain on lease termination of less than $0.1 million related to the Lease Assignment.

The components of right-of-use ("ROU") assets and lease liabilities are included in the condensed consolidated balance sheets. The short-term portion of the Company's operating lease liability is recorded as part of Accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Aggregate Lease Information

Other pertinent lease information for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$190	$259	$672	$794
Short-term lease costs	3	3	11	23
Variable lease costs	53	59	172	194
Operating cash flows paid for amounts in the measurement of lease liabilities	214	271	751	826
Operating lease assets obtained in exchange for lease obligations	13	—	427	15

Future commitments under non-cancelable operating lease agreements as of September 30, 2025 are as follows (in thousands):

2025	$158
2026	522
2027	516
2028	85
Total lease payments	$1,281
Less: present value adjustment	(128)
Total lease liabilities	1,153
Less: current lease liability	(471)
Long-term operating lease liabilities	$682

The weighted-average remaining lease terms and discount rates related to our leases were as follows:

	September 30, 2025	September 30, 2024
Weighted -average remaining lease term (in years)	1.4	2.9
Weighted-average discount rate	9.8%	9.9%

Product Liability

The Company has not received any material product liability claims. Notwithstanding this, the Company has obtained and maintains insurance related to potential product liability claims.

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

On August 12, 2025, Vanderbilt University Medical Center (“Vanderbilt”) filed a complaint against the Company in the United States District Court for the Middle District of Tennessee, captioned Vanderbilt University Medical Center v. Allurion Technologies, Inc., d/b/a Allurion. Vanderbilt's complaint alleges that the Company breached the Clinical Trial Agreement, dated June 30, 2022, by and between the Company and Vanderbilt (the "Clinical Trial Agreement"), related to the clinical trial for the Smart Capsule by failing to reimburse medical expenses incurred in treating a patient enrolled in such trial at Vanderbilt. Vanderbilt is seeking damages of approximately $2.5 million.

As of September 30, 2025 and December 31, 2024, the Company has recorded accruals for the contractual obligations under the Clinical Trial Agreement with Vanderbilt.

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

Significant segment expenses are set forth in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$2,658	$5,367	$11,617	$26,519
Less:
Cost of revenue	1,354	2,256	3,654	7,549
Sales and marketing	3,129	5,197	9,162	18,060
Clinical trials and medical affairs	738	1,510	2,569	7,152
Product development	693	708	1,585	2,492
Digital	165	463	857	1,831
Quality and regulatory	420	531	1,429	1,772
General and administrative	5,789	7,043	16,224	20,746
Other segment items (1)	2,254	(21,077)	(1,143)	(35,493)
Net loss	$(11,884)	$8,736	$(22,720)	$2,410

(1) Other segment items included in Net income primarily include changes in fair value of warrant liabilities, changes in fair value of debt, changes in fair value of the Revenue Interest Financing, loss on extinguishment of debt, interest expense, and other income.

Long-lived assets, consisting of property and equipment, net and ROU assets by geography were as follows (in thousands):

	September 30, 2025	December 31, 2024
United States	$2,592	$3,929
France	—	619
Long-lived assets	$2,592	$4,548

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

Convertible Note Agreement with RTW

Pursuant to the Amended Note Purchase Agreement, on April 16, 2024, we issued and sold $48 million aggregate principal amount of convertible notes to RTW. RTW holds more than 5% of our outstanding Common Stock, has the right to designate an independent director nominee to be elected by our stockholders, is entitled to designate one representative to serve as a non-voting observer on our Board, and has the right to approve an additional director nominee for election In September 2024, we expanded our Board and appointed a new director in satisfaction of certain of these obligations to RTW as set forth in the Amended Note Purchase Agreement. Refer to Note 8, Debt, for additional information regarding the RTW Convertible Notes.

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

19. Subsequent Events

RTW Note Conversion

On November 4, 2025, pursuant to the terms of the Second Amendment to Note Purchase Agreement, the Purchasers provided notice of conversion of $5.0 million of principal amount of the RTW Convertible Notes at the Floor Conversion Rate, which notice was accepted by the Company on November 5, 2025. The Company subsequently issued an aggregate of 1,492,539 shares of Common Stock to the Purchasers in accordance with the terms of the Second Amendment to Note Purchase Agreement.

November 2025 Private Placement

On November 11, 2025, the Company entered into a securities purchase agreement (the "November 2025 Securities Purchase Agreement") with certain accredited investors named therein, pursuant to which the Company agreed to issue and sell 2,994,012 shares (the "November 2025 Private Placement Shares") of Common Stock and accompanying warrants to purchase up to 2,994,012 shares of Common Stock (the "November 2025 Private Placement Warrants," and together with the November 2025 Private Placement Shares, the "November 2025 Private Placement Securities"), for an aggregate purchase price of approximately $5.0 million at a purchase price of $1.67 per share and accompanying Private Placement Warrant (the "November 2025 Private Placement").

The November 2025 Securities Purchase Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, certain obligations of the parties, and indemnification provisions. The Company is required to use its reasonable best efforts to hold a meeting of stockholders no later than January 31, 2026 for the purpose of, among other things, obtaining stockholder approval of the issuance of the shares of Common Stock issuable upon exercise of the November 2025 Private Placement Warrants.

Exchange Agreement with RTW

On November 11, 2025, the Company entered into a securities purchase and exchange agreement (the "Exchange Agreement") with certain entities managed by RTW, pursuant to which RTW has agreed to exchange all of the (i) principal amount of convertible senior secured notes (the "Notes"), purchased pursuant to the terms of the Amended Note Purchase Agreement, including interest accrued on the Notes; (ii) Company obligations under the Revenue Interest Financing Agreement; and (iii) Company obligations under the New RIFA (together with the Revenue Interest Financing Agreement, the "RIFAs") for shares of a newly issued series of Series B convertible preferred stock, par value $0.0001 per share ("Series B Preferred Stock") of the Company (the "Exchange").

The Exchange Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, certain obligations of the parties, and indemnification provisions. RTW's obligation to consummate the closing of the Exchange is conditioned upon, among other things, the receipt of stockholder approval of the issuance of the Series B Preferred Stock no later than January 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis includes information that our management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion and analysis should be read together with the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2025 and September 30, 2024 included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements as of and for the years ended December 31, 2024 that are included in our Annual Report on Form 10-K filed with the SEC on March 27, 2025 as amended by Amendment No. 1 to the Annual Report on Form 10-K filed with the SEC on August 19, 2025 (together, the "Annual Report on Form 10-K"). This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the sections titled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. For purposes of this section, all references in this discussion and analysis to “Allurion,” the “Company”, “we,” “us,” or “our” refers to the business and operations of Allurion Technologies, Inc. and its consolidated subsidiaries following the consummation of the Business Combination and to Legacy Allurion and its consolidated subsidiaries prior to the consummation of the Business Combination. “Legacy Allurion” refers to Allurion Technologies, LLC, which was previously known as Allurion Technologies Opco, Inc. (formerly Allurion Technologies, Inc.) prior to the consummation of the Business Combination.

Overview

Allurion is a leading medical device company that is focused on creating a best-in-class weight loss platform to treat obese and overweight patients. Our platform, the Allurion Program (the "Allurion Program"), features the world’s first and only swallowable, procedure-less intragastric balloon for weight loss (the "Allurion Smart Capsule") and offers artificial intelligence ("AI")-powered remote patient monitoring tools, a proprietary behavior change program, secure messaging and video telehealth that are delivered by the Allurion Virtual Care Suite ("VCS").

The Allurion Program is designed to achieve metabolically healthy weight loss, which entails losing weight, maintaining that weight loss, and maintaining or increasing muscle mass in the process. Unlike other options that lead to short-term weight loss and muscle wasting, the Allurion Program is intended to deliver longer lasting results while reducing fat and not muscle. We believe the Allurion Program is also synergistic in combination with other weight loss therapies, including glucagon-like peptide 1 ("GLP-1") receptor agonists.

Our proprietary intragastric balloon, the Allurion Smart Capsule, is swallowed as a capsule under the guidance of a health care provider without surgery, endoscopy, or anesthesia for placement.

The Allurion VCS is comprised of tools to support patients’ weight loss experience, which we believe benefit both patients and health care providers:

1.
For Allurion Program patients: Every current Allurion Program patient receives an Allurion Connected Scale ("Allurion Connected Scale") and access to our mobile app (the "App"), which integrates data from the Allurion Connected Scale to conveniently monitor weight, muscle mass, body fat, activity, sleep, and several other critical metrics. The App can also enable secure messaging and video telehealth with the patient’s care team and can deliver content from Allurion’s proprietary behavior change program—a library of 100 weight loss actions related to diet, nutrition, exercise, mental health, sleep, goal setting, and a number of other topics—directly to the patient. The App is available in 15 languages.
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

In addition to its use by Allurion Smart Capsule patients, we believe the Allurion VCS can potentially be a platform for optimal long-term follow up after other medical and surgical weight loss interventions in the future. We have incorporated a Treatment Tracking and Clinic-Led Onboarding feature into the VCS that enables seamless onboarding and management of patients undergoing one or multiple weight loss treatments, including gastric balloons such as the Allurion Balloon, surgery, or medication, and in April 2024, we launched the VCS in the United States for patients utilizing other weight loss treatments, including anti-obesity medications and bariatric surgery.

Our Allurion Program products are currently sold in Europe, the Middle East, Africa, Latin America, Canada and the Asia-Pacific region. We have submitted our premarket application for approval by the U.S. Food and Drug Administration ("FDA") for sale of our Allurion Program in the United States.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products and receipt and maintenance of regulatory approvals. We generated revenue of $11.6 million and $26.5 million for the nine months ended September 30, 2025 and 2024, respectively, and incurred a net loss of $22.7 million and net income of $2.4 million for those same periods, respectively. We expect to continue to incur net losses for the foreseeable future as we focus on obtaining regulatory approvals for our products in new markets, refining our sales and marketing strategies, and continuing research and development efforts to further enhance our existing products. Further, following the closing of the Business Combination, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. As a result, we will need additional funding for expenses related to our operating activities, including selling, marketing, general and administrative, and research and development expenses.

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

Recent Developments

Omnibus Amendment

On January 7, 2025, we entered into an Omnibus Amendment (the “Omnibus Amendment”) by and among us, Allurion Technologies, LLC (“Allurion OpCo”), Allurion Australia Pty Ltd, Allurion France, and RTW Investments, LP (together with its affiliates, “RTW”) and certain of its affiliates, to amend (i) the Note Purchase Agreement, dated as of April 14, 2024 (as amended, the “Amended Note Purchase Agreement”), by and among us, RTW and Acquiom Agency Services LLC, (ii) the Revenue Interest Financing Agreement, dated as of February 9, 2023 (as amended, the “Revenue Interest Financing Agreement”), by and among us and RTW (such financing, the “Revenue Interest Financing”) and (iii) the additional Revenue Interest Financing Agreement, dated as of October 30, 2024 (as amended, the “New RIFA”), by and among us and RTW (collectively, the “Existing Documents”).

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

In the event such Market Capitalization Condition is triggered, the Purchasers also have the right to provide us notice to convert up to an additional $5.0 million of aggregate principal amount of the RTW Convertible Notes into shares of Common Stock at an agreed conversion rate. We have the right to accept or reject such conversion in our sole discretion. The parties will mutually agree on the agreed conversion rate, provided that it is not more than 298.5075 shares of Common Stock per $1,000 principal amount of the RTW Convertible Notes, reflecting a floor conversion price of $3.35 per share of Common Stock (such rate, the “Floor Conversion Rate”). On November 4, 2025, the Purchasers provided notice of conversion of $5.0 million of principal amount of the RTW Convertible Notes at the Floor Conversion Rate, for an aggregate of 1,492,539 shares of Common Stock, which notice was accepted by us on November 5, 2025.

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

The Restructuring Plan includes a reduction in force of approximately 70 employees, or approximately 65% of our workforce, which is substantially complete. As part of this Restructuring Plan, we expect to incur severance and severance-related charges of approximately $1.5 million. Our estimated restructuring charges are based on a number of assumptions. Actual results may differ materially and we may also incur other charges or cash expenditures not currently contemplated or that cannot be currently estimated due to events that may occur as a result of, or be associated with, the Restructuring Plan.

November 2025 Securities Purchase Agreement

On November 11, 2025, we entered into a securities purchase agreement (the "November 2025 Securities Purchase Agreement") with certain accredited investors named therein, pursuant to which we agreed to issue and sell 2,994,012 shares of our Common Stock and accompanying common warrants to purchase up to 2,994,012 shares of Common Stock (the "November 2025 Private Placement Warrants"), for an aggregate purchase price of approximately $5.0 million at a purchase price of $1.67 per share and accompanying November 2025 Private Placement Warrant.

Exchange Agreement

On November 11, 2025, we entered into a securities purchase and exchange agreement (the "Exchange Agreement") with certain entities managed by RTW, pursuant to which RTW has agreed to exchange all of the (i) principal amount of convertible senior secured notes (the "Notes"), purchased pursuant to the terms of the Amended Note Purchase Agreement, including interest accrued on the Notes; (ii) Company obligations under the Revenue Interest Financing Agreement; and (iii) Company obligations under the New RIFA (together with the Revenue Interest Financing Agreement, the "RIFAs") for shares of a newly issued class of Series B convertible preferred stock, par value $0.0001 per share ("Series B Preferred Stock") of the Company (the "Exchange"). RTW's obligation to consummate the closing of the Exchange is conditioned upon, among other things, the receipt of stockholder approval of the issuance of Series B Preferred Stock no later than January 31, 2026. The terms of the Series B Preferred Stock are described in our Current Report on Form 8-K, filed with the SEC on November 12, 2025.

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
•
Regulatory approval and timing and efficiency of new product introductions. We must successfully obtain timely approvals, maintain regulatory approval, successfully implement any remediation programs required by regulators to resume sales of the Allurion Smart Capsule, and introduce new products that gain acceptance with health care providers. For our sales to grow, we will also need to obtain regulatory approval of our existing product and any new products or modifications/enhancements to our existing products in the markets that we operate in and new markets as applicable.
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

Components of Our Results of Operations

Revenue

We derive revenue from the sale of the Allurion Smart Capsule to customers, which are either distributors or health care providers. The Allurion Smart Capsule is the foundation of the Allurion Program, a holistic weight loss program that offers patients the opportunity to receive, and clinic and other health care providers the ability to deliver, behavior change assistance through their use of our remote patient support and monitoring tools.

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

Loss on extinguishment of debt

The loss on extinguishment of debt consists of the loss recognized upon the termination of our term loan facility with Fortress Credit Corp. (the "Fortress Term Loan") and RTW Convertible Notes.

Other Income (Expense), net

Other income (expense), net consists of interest earned on our invested cash balances, which primarily consist of deposit accounts and money market funds, foreign currency transaction gains and losses and expense associated with our Share Obligation liability (as defined in Note 8, Debt, in the accompanying notes to the condensed consolidated financial statements). See Note 10, Fair Value Measurements, for further information.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)

The following table summarizes our results of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Revenue	$2,658	$5,367	$(2,709)	$11,617	$26,519	$(14,902)
Cost of revenue	1,354	2,256	(902)	3,654	7,549	(3,895)
Gross profit	1,304	3,111	(1,807)	7,963	18,970	(11,007)
Operating expenses:
Sales and marketing	3,129	5,197	(2,068)	9,162	18,060	(8,898)
Research and development	2,016	3,212	(1,196)	6,440	13,247	(6,807)
General and administrative	5,789	7,043	(1,254)	16,224	20,746	(4,522)
Total operating expenses:	10,934	15,452	(4,518)	31,826	52,053	(20,227)
Loss from operations	(9,630)	(12,341)	2,711	(23,863)	(33,083)	9,220
Other income (expense):
Interest expense	—	-	-	-	(2,264)	2,264
Changes in fair value of warrants	1,482	9,703	(8,221)	9,214	14,210	(4,996)
Change in fair value of debt	(1,250)	7,930	(9,180)	(2,450)	16,000	(18,450)
Changes in fair value of Revenue Interest Financing and PIPE conversion option	(2,571)	496	(3,067)	(6,331)	(7,598)	1,267
Changes in fair value of earn-out liabilities	(18)	2,260	(2,278)	997	22,140	(21,143)
Loss on extinguishment of debt	—	—	-	(660)	(8,713)	8,053
Other income, net	112	757	(645)	520	1,928	(1,408)
Total other income (expense):	(2,245)	21,146	(23,391)	1,290	35,703	(34,413)
Loss before income taxes:	(11,875)	8,805	(20,680)	(22,573)	2,620	(25,193)
Provision for income taxes:	(9)	(69)	60	(147)	(210)	63
Net loss	$(11,884)	$8,736	$(20,620)	$(22,720)	$2,410	$(25,130)

Revenue

Revenue decreased $2.7 million, or 50%, to $2.7 million and decreased $14.9 million, or 56%, to $11.6 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The decrease in revenue was primarily the result of the distributor transitions initiated in the second quarter of 2025, lower investment in sales and marketing as we move our strategy to "business to business to customer" and away from direct to customer, as well as the temporary suspension of sales in France. The decrease was also driven by selling less or no product to certain distributors and accounts to manage our credit risk.

Cost of Revenue

Cost of revenue decreased $0.9 million, or 40%, to $1.4 million for the three months ended September 30, 2025, and decreased $3.9 million, or 52%, to $3.7 million for the nine months ended September 30, 2025 compared to the same periods in 2024. The decrease in cost of revenue was a direct result of decreased gastric balloon units sold, partially offset by an increase in manufacturing expense, as less labor and overhead was absorbed due to lower production volumes.

Gross Profit

Gross profit decreased $1.8 million, or 58%, to $1.3 million for the three months ended September 30, 2025, and decreased $11.0 million, or 58%, to $8.0 million for the nine months ended September 30, 2025 compared to the same periods in 2024. The decrease in gross profit was primarily the result of the decrease in revenue and sales volume of our gastric balloon system coupled with lower production volumes leading to less absorption of labor and overhead.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses decreased $2.1 million, or 40%, to $3.1 million for the three months ended September 30, 2025, compared to the same period in 2024. The decrease in sales and marketing expenses was the result of a $1.1 million decrease in salaries and related benefit costs due to lower headcount as a result of restructurings implemented during the fourth quarter of 2024 and the third quarter of 2025, a $0.9 million decrease in marketing spend driven by a reorganization of our selling and marketing spend focusing on more efficient channels and geographies, and a decrease of $0.1 million of facilities expense as a result of terminating our Paris leases.

Sales and marketing expenses decreased $8.9 million, or 49%, to $9.2 million for the nine months ended September 30, 2025, as compared to the same period in 2024. The decrease in sales and marketing expenses was the result of a $4.9 million decrease in salaries and related benefit costs due to lower headcount as a result of restructurings implemented during the fourth quarter of 2024 and the third quarter of 2025, a $3.4 million decrease in marketing spend driven by a reorganization of our selling and marketing spend focusing on more efficient channels and geographies, a decrease of $0.2 million of facilities expense as a result of terminating our Paris leases, and a $0.2 million decrease in professional and outside services.

Research and Development Expenses

Research and development expenses decreased $1.2 million, or 37%, to $2.0 million for the three months ended September 30, 2025, compared to the same period in 2024. The decrease in research and development expenses was primarily the result of a $0.9 million decrease in costs related to the AUDACITY clinical trial once the fourth and final module of the PMA was submitted to the FDA in June 2025, a $0.2 million decrease attributable to salaries and related benefit costs due to lower headcount as a result of the restructurings implemented during the fourth quarter of 2024 and the third quarter of 2025, a decrease of $0.1 million in procedure reimbursement costs, and a decrease of $0.1 million in outside consulting costs.

Research and development expenses decreased $6.8 million, or 51%, to $6.4 million for the nine months ended September 30, 2025, compared to the same period in 2024. The decrease in research and development expenses was primarily the result of a $3.9 million decrease in costs related to the AUDACITY clinical trial once the fourth and final module of the PMA was submitted to the FDA in June 2025, a $1.9 million decrease attributable to salaries and related benefit costs due to lower headcount as a result of the restructurings implemented during the fourth quarter of 2024 and the third quarter of 2025, a $0.4 million decrease in outside consulting costs, and a $0.3 million decrease in procedure reimbursement costs.

General and Administrative Expenses

General and administrative expenses decreased $1.3 million, or 18%, to $5.8 million for the three months ended September 30, 2025, compared to the same period in 2024. General and administrative expenses for the three months ended September 30, 2024 included $0.9 million of one-time financing expenses, which were offset by $0.9 million of restructuring charges during the three months ended September 30, 2025. The decrease in general and administrative expenses was primarily driven by the restructuring initiated in the fourth quarter of 2024 resulting in a $0.5 million decrease in salary and related benefit costs, a $0.2 million decrease in stock based compensation expense, and a $0.2 million decrease in insurance expenses.

General and administrative expenses decreased $4.5 million, or 22%, to $16.2 million for the nine months ended September 30, 2025, compared to the same period in 2024. The decrease in general and administrative expenses was primarily the result of a net $2.4 million decrease attributable to salaries, benefits and related costs due to lower headcount as a result of the restructurings implemented during the fourth quarter of 2024 and the third quarter of 2025, inclusive of $0.9 million of restructuring charges, a $2.3 million decrease in legal and professional fees, inclusive of $1.4 million in one-time legal fees in connection with the Amended Note Purchase Agreement with RTW during the comparative period, a decrease of $0.3 million for insurance expense, and a decrease of $0.3 million of IT expense as a result of cost saving initiatives. These decreases were partially offset by a $0.7 million increase in bad debt expense.

Other income (expense)

Interest Expense

Interest expense decreased $2.3 million, or 100%, to zero for the nine months ended September 30, 2025, compared to the same periods in 2024. The decrease in interest expense was due the termination of our Fortress Term Loan in April 2024.

Change in Fair Value of Warrants

The $1.5 and $9.2 million gain attributable to the change in fair value of warrants for the three and nine months ended September 30, 2025, respectively, compared to $9.7 and $14.2 million in the same periods in 2024, respectively, were due to mark to market fluctuations in our warrant liabilities due to the decline in value of our Common Stock.

Change in Fair Value of Debt

The $1.3 million and $2.5 million loss attributable to the change in fair value of debt for each of the three and nine months ended September 30, 2025, respectively, compared to $7.9 and $16.0 million in the same periods in 2024, respectively, were due to mark to market fluctuations in our convertible debt.

Change in Fair Value of Revenue Interest Financing and PIPE Conversion Option

The $2.6 and $6.3 million loss attributable to the change in fair value of the Revenue Interest Financing and PIPE Conversion Option for the three and nine months ended September 30, 2025, respectively, compared to a $0.5 million gain and $7.6 million loss in the same periods in 2024, respectively, was due to mark to market fluctuations in our Revenue Interest Financing during the period driven by a decrease in the discount rate.

Change in Fair Value of Earn-Out Liabilities

The less than $0.1 million loss and $1.0 million gain attributable to the change in the fair value of earn-out liabilities for the three and nine months ended September 30, 2025, respectively were due to the decline in value of our Common Stock.

Loss on extinguishment of debt

Loss on extinguishment of debt was zero for the three months ended September 30, 2025, and 2024. Loss on extinguishment of debt decreased $8.1 million, or 92%, to $0.7 million for the nine months ended September 30, 2025, compared to the same period in 2024. This decrease was due to $0.7 million loss on the extinguishment of the RTW Convertible Notes in connection with the Second Amendment to Note Purchase Agreement in the second quarter of 2025 and the $8.7 million loss on extinguishment of our Fortress Term Loan in April 2024.

Other Income, Net

The change in Other income, net for the three months ended September 30, 2025 compared to the same period in 2024 was a loss of $0.6 million attributable to a $0.5 million decrease related to fluctuations in exchange rates of foreign currencies. The change in Other income, net for the nine months ended September 30, 2025 compared to the same period in 2024 was a loss of $1.4 million, primarily driven by a $0.8 million loss related to the Company's obligation to issue certain shares under the Omnibus Amendment during the current nine month period and a $0.7 million decrease in other income.

Provision for Income Taxes

We recorded a provision for income taxes of less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2025, respectively. These provisions for income taxes are due to net income in certain foreign jurisdictions.

Liquidity and Capital Resources

Since our inception, we have primarily obtained cash to fund our operations through the sale of Common Stock and preferred stock, issuance of term loans, and issuance of convertible debt instruments. As of September 30, 2025, we had $6.1 million in cash and cash equivalents. We incurred operating losses of $23.9 million and $33.1 million for the nine months ended September 30, 2025 and 2024, respectively. We incurred cash outflows from operating activities of $23.6 million and $29.0 million during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $244.9 million. We expect to continue to generate significant operating losses for the foreseeable future.

Our future capital requirements will depend on many factors, including:

•
the emergence of competing innovative weight loss experiences and other adverse marketing developments;
•
the timing and extent of our sales and marketing and research and development expenditures; and
•
any investments or acquisitions we may choose to pursue in the future.

Our revenue for the nine months ended September 30, 2025 was $11.6 million, which represented a quarter-over-quarter decrease of 56%. The decrease in revenue was primarily the result of the distributor transitions initiated in the second quarter of 2025, lower investment in sales and marketing as we move our strategy to "business to business to customer" and away from direct to customer, as well as the temporary suspension of sales in France. The decrease was also driven by selling less or no product to certain distributors and accounts to manage our credit risk. If our current cash and anticipated revenue and resulting cash flows from operations are insufficient to satisfy our liquidity requirements, due to increased expenditures, lower demand for or sales of our gastric balloon system, the occurrence of other events or the realization of the risks described in our Annual Report on Form 10-K or this Quarterly Report on Form 10-Q under the heading "Risk Factors," we may be required to raise additional capital through the issuances of public or private equity or debt financing or other capital sources earlier than expected.

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

Public Offering and Concurrent Private Placement

On July 1, 2024, we received $15.2 million in net proceeds from the issuance of 576,261 shares of Common Stock and 662,701 warrants to purchase Common Stock and $2.5 million in net proceeds from the sale and issuance of 2,260,159 shares of the Company's Series A Preferred Stock (as converted to 90,407 shares of Common Stock following the Series A Stockholder Approval and Reverse Stock Split) and 90,407 private placement warrants to purchase Common Stock, in each case at an offering price of $30.00 per share and accompanying warrant. On July 5, 2024, the Underwriters partially exercised their option to purchase an additional 77,091 shares of Common Stock for additional net proceeds of $2.2 million.

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

As of September 30, 2025, $43.0 million of the RTW Convertible Notes remain outstanding and are included in convertible notes payable, net of discounts on our consolidated balance sheets. See Note 8, Debt, in the notes to our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 included within this Quarterly Report on Form 10-Q for additional details regarding the RTW Convertible Notes.

On November 4, 2025, pursuant to the terms of the Second Amendment to Note Purchase Agreement, the Purchasers provided notice of conversion of $5.0 million of principal amount of the RTW Convertible Notes at the Floor Conversion Rate, which notice was accepted by the Company on November 5, 2025. The Company subsequently issued an aggregate of 1,492,539 shares of Common Stock to the Purchasers in accordance with the terms of the Second Amendment to Note Purchase Agreement.

Chardan Purchase Agreement

On December 18, 2023, we entered into the ChEF Purchase Agreement (the "Purchase Agreement") with Chardan Capital Markets ("Chardan"). Pursuant to the Purchase Agreement, we have the right from time to time at our option to sell to Chardan up to the lesser of (i) $100,000,000 in aggregate gross purchase price of newly issued shares of our Common Stock, and (ii) 379,299 shares of Common Stock, subject to certain conditions.

As of September 30, 2025, we have received $1.8 million in net proceeds from sales of shares of our Common Stock pursuant to the Purchase Agreement with Chardan.

Revenue Interest Financing Agreement

On August 1, 2023, we received $40.0 million in proceeds from the Revenue Interest Financing Agreement with RTW, which matures in December 2030. We entered into the Revenue Interest Financing Agreement on February 9, 2023 and received the proceeds at the closing of the Business Combination. On April 14, 2024, the Revenue Interest Financing Agreement was amended to, among other things, increase the rate of revenue interest payments to be paid to RTW. The Revenue Interest Financing Agreement is included in Revenue Interest Financing liability on our consolidated balance sheet as of September 30, 2025. See Note 9, Revenue Interest Financing, Side Letter, and PIPE Conversion Option in the notes to our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 included within this Quarterly Report on Form 10-Q for additional details regarding the Revenue Interest Financing Agreement.

On October 22, 2024, funds affiliated with RTW provided notice to the Company of their election under the RTW Side Letter (as amended), to surrender 30,000 shares of Common Stock representing $7.5 million in consideration for an additional Revenue Interest Financing Agreement. Accordingly, on October 30, 2024, the Company and the funds affiliated with RTW entered into the New RIFA.

November 2025 Private Placement

On November 11, 2025, the Company entered into the November 2025 Securities Purchase Agreement with certain accredited investors named therein, pursuant to which the Company agreed to issue and sell 2,994,012 November 2025 Private Placement Shares and accompanying November 2025 Private Placement Warrants to purchase up to 2,994,012 shares of Common Stock for an aggregate purchase price of approximately $5.0 million at a purchase price of $1.67 per share and accompanying Private Placement Warrant.

Exchange Agreement with RTW

On November 11, 2025, the Company entered into the Exchange Agreement with certain entities managed by RTW, pursuant to which RTW has agreed to exchange all of the (i) principal amount of the Notes, purchased pursuant to the terms of the Note Purchase Agreement, including interest accrued on the Notes; (ii) Company obligations under the Revenue Interest Financing Agreement; and (iii) Company obligations under the New RIFA for shares of Series B Preferred Stock.

Material Cash Requirements for Known Contractual and Other Obligations

Leases

We have entered into various non-cancellable operating leases for our corporate office, manufacturing facilities, research and development labs, management office space and certain equipment. The leases have varying terms expiring between 2025 and 2028. See Note 16, Commitments and Contingencies of the notes to our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 for additional details related to our noncancelable operating leases.

RTW Convertible Notes

On April 16, 2024, we received $48 million in gross proceeds from the Amended Note Purchase Agreement with RTW, which proceeds were used to repay all outstanding principal, accrued and unpaid interest and other obligations with respect to the Fortress Term Loan.

On April 15, 2025, we entered into the Second Amendment to Note Purchase Agreement. On April 16, 2025, pursuant to the Second Amendment to Note Purchase Agreement, the Purchasers provided notice of conversion of $5.0 million of principal amount of the RTW Convertible Notes based on the closing price of the Common Stock on the immediately preceding trading day and resulting market capitalization of less than $15.0 million. The parties agreed that the Market Capitalization Condition was triggered and such mandatory conversion of $5.0 million of principal amount of the RTW Convertible Notes shall occur at the floor price of $3.35 per share. We subsequently issued an aggregate of 1,492,539 shares of Common Stock (subject to rounding for fractional shares) in accordance with the terms of the Second Amendment to Note Purchase Agreement. On November 4, 2025, the Purchasers provided notice of a conversion of $5.0 million of principal amount of RTW Convertible Notes and we accepted the notice on November 5, 2025. We subsequently issued an aggregate of 1,492,539 shares of Common Stock (subject to rounding for fractional shares) at the floor price of $3.35 per share in accordance with the terms of the Second Amendment to Note Purchase Agreement.

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

Further, on October 22, 2024, funds affiliated with RTW provided notice to the Company of their election under the RTW Side Letter (as amended), to surrender 30,000 shares of Common Stock representing $7.5 million in consideration for an additional revenue interest financing agreement. Accordingly, on October 30, 2024, the Company and the funds affiliated with RTW entered into the New RIFA. The New RIFA has substantially identical terms and conditions as the Revenue Interest Financing Agreement, as amended, except that the amount of financing provided under the New RIFA is equal to the conversion amount of $7.5 million.

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

Cash Flows

The following table sets forth a summary of cash flows for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Net cash used in operating activities	$(23,626)	$(29,026)
Net cash used in investing activities	-	(611)
Net cash provided by financing activities	14,373	20,261
Net decrease in cash and cash equivalents, and restricted cash	$(9,253)	$(9,376)

Net Cash Used in Operating Activities

Nine Months Ended September 30, 2025 and 2024

During the nine months ended September 30, 2025, operating activities used $23.6 million of cash, resulting from net losses of $22.7 million, net cash used from changes in our operating assets and liabilities of $5.6 million, and partially offset by non-cash charges of $4.7 million.

Non-cash losses consisted of a $6.3 million loss related to the change in fair value of our Revenue Interest Financing and PIPE Conversion Option, a $2.5 million loss related to the change in fair value of our convertible debt, $2.4 million of stock-based compensation expenses, $1.8 million provision for uncollectible accounts, $1.1 million of issuance costs related to warrants recorded at fair value, $0.8 million loss related to the change in the fair value of the Share Obligation, $0.8 million of depreciation and amortization expense, $0.7 million loss on extinguishment of debt, $0.6 million of non-cash lease expense, and a $0.5 million provision for inventory, partially offset by $9.2 million of mark to market adjustments related to our warrant liabilities, $2.0 million of interest paid on debt recorded at fair value, $1.0 million of income related to the change in fair value of our earn-out liabilities, and $0.6 million of other non-cash charges, net.

Net cash used from changes in our operating assets and liabilities consisted of a $2.2 million decrease in accounts receivable, and a $0.5 million decrease in prepaid expenses, other current and long-term assets, partially offset by a $6.9 million decrease in accounts payable, accrued expenses and other current liabilities, a $0.6 million decrease in our lease liabilities, and a $0.8 million increase in inventory.

The decrease in accounts receivable was the result of an increase in cash collections and decrease in revenue. The net decrease in accounts payable, accrued expenses and other current liabilities was primarily related to decreased expenses and timing of payments. The increase in inventory was primarily related to a decrease in sales compared to forecast and an increase in device and subassemblies inventory. The decrease in prepaid expenses, other current and long-term assets was primarily related to a decrease in prepaid expenses and payroll deposits.

During the nine months ended September 30, 2024, operating activities used $29.0 million of cash, resulting from non-cash income of $31.0 million, and net cash used from changes in our operating assets and liabilities of $0.4 million, partially offset by net income of $2.4 million.

Non-cash charges consisted of $22.1 million of income related to the change in fair value of our earn-out liabilities, $14.2 million of mark to market adjustments related to our warrant liabilities, $16.0 million of income related to the change in fair value of our convertible debt, $2.5 million of interest paid on debt recorded at fair value, and $1.9 million of income related to the change in fair value of our term loan derivative liability, partially offset by a $7.6 million loss on the change in fair value of our Revenue Interest Financing and PIPE Conversion Option, an $8.7 million loss on the extinguishment of our Fortress Term Loan, $2.2 million of stock-based compensation expense, $1.5 million of non-cash interest expense, $1.4 million of debt issuance costs associated with debt at fair value, a $1.1 million provision for uncollectible accounts, a $1.1 million provision for inventory, $0.9 million of issuance costs associated with warrants recorded at fair value, $0.8 million of depreciation and amortization expense, and $0.6 million of non-cash lease expense.

Net cash used from changes in our operating assets and liabilities consisted of a net $8.4 million accounts payable, accrued expenses and other current liabilities and a $0.6 million decrease in operating lease liabilities, partially offset by a $7.2 million decrease in accounts receivable, a $0.6 million decrease in inventory, and a $0.7 million decrease in prepaid expenses, other current and long-term assets.

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

Net Cash Used in Investing Activities

Nine Months Ended September 30, 2025 and 2024

During the nine months ended September 30, 2025 and September 30, 2024, cash used in investing activities was zero and $0.6 million, respectively, consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Nine Months Ended September 30, 2025 and 2024

During the nine months ended September 30, 2025, cash provided by financing activities was $14.4 million, consisting of $13.6 million of net proceeds from the Public Offering, and $0.8 million of proceeds from our equity line financing.

During the nine months ended September 30, 2024, cash provided by financing activities was $20.3 million, consisting of $48.0 million in proceeds from the issuance of convertible notes, $18.2 million in net proceeds from the public offering of our Common Stock, $2.7 million in net proceeds from a private placement financing, and $0.4 million of proceeds from our equity line financing, partially offset by a $47.7 million repayment of the Fortress Term Loan and a $1.4 million payment of debt issuance costs.

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

There have been no material changes in our critical accounting policies and significant judgments and estimates as compared to those disclosed in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. See Note 2, Summary of Significant of Accounting Policies, in the accompanying notes to the condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional details of our accounting policies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents totaling $6.1 million at September 30, 2025. Cash equivalents were invested primarily in money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under our investment policy, we invest in highly rated securities, issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, net loss or cash flows.

As of September 30, 2025, we had no variable rate debt outstanding.

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

To date, we have not engaged in any foreign currency hedging activities. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency exchange rates. During the nine months ended September 30, 2025, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would have had an impact of approximately 5% on revenues and 4% on expenses and would have impacted our net income by approximately 3%. During the nine months ended September 30, 2024, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would have had an impact of approximately 6% on revenues and 2% on expenses and would have impacted our net loss by approximately 2%.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, who is our principal executive officer and principal financial officer, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the Chief Executive Officer has concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2025 as a result of the material weaknesses in our internal control over financial reporting discussed below.

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

On August 12, 2025, Vanderbilt University Medical Center (“Vanderbilt”) filed a complaint against us in the United States District Court for the Middle District of Tennessee, captioned Vanderbilt University Medical Center v. Allurion Technologies, Inc., d/b/a Allurion. Vanderbilt’s complaint alleges that we breached the Clinical Trial Agreement, dated June 30, 2022, by and between us and Vanderbilt, related to the clinical trial for the Allurion Balloon by failing to reimburse medical expenses incurred in treating a patient enrolled in such trial at Vanderbilt. Vanderbilt is seeking damages of approximately $2.5 million. We intend to defend against such claims vigorously, but we cannot be sure that we will be successful in prevailing in such proceeding or that it will not incur material costs in defending against such allegations.

Item 1A. Risk Factors.

Information regarding risk factors appears in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K. Except as set forth below, there have not been any material changes from the risk factors set forth in our Annual Report on Form 10-K. In addition to the matters set forth herein, investors should review the risks factors and other information provided in the Annual Report on Form 10-K prior to making an investment in the Company. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial conditions and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department. For example, the One Big Beautiful Bill Act (“OBBBA”) was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Internal Revenue Code, in taxable years beginning after December 31 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the United States may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the United States in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31 2024. In recent years, many changes to tax laws have been made and changes are likely to continue to occur in the future.

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

Exhibit Number	Description	Incorporated by Reference herein from - Form or Schedule	File Number	Exhibit	Filed Date
3.1	Amended and Restated Certificate of Incorporation of Allurion Technologies, Inc. (f/k/a Allurion Technologies Holdings, Inc.)	8-K	001-41767	3.1	August 7, 2023
3.2	Certificate for Amendment to the Amended and Restated Certificate of Incorporation of Allurion Technologies, Inc.	8-K	001-41767	3.1	December 31, 2024
3.3	Bylaws of Allurion Technologies, Inc. (f/k/a Allurion Technologies Holdings, Inc.)	8-K	001-41767	3.2	August 7, 2023
4.1	Warrant Agreement, dated February 4, 2021, between Compute Health Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-40001	4.1	February 9, 2021
4.2	Amendment to Warrant Agreement, dated August 1, 2023, by and between Compute Health and Continental Stock Transfer & Trust Company.	8-K	001-41767	4.2	August 7, 2023
4.3	Warrant Assignment, Assumption and Amendment Agreement, dated August 1, 2023, by and among Compute Health Acquisition Corp., New Allurion Holdings, Inc., and Continental Stock Transfer & Trust Company.	8-K	001-41767	4.3	August 7, 2023
4.4	Form of Public Warrant.	8-K	001-41767	4.1	July 1, 2024
4.5	Form of Private Placement Warrant.	8-K	001-41767	4.2	July 1, 2024
4.6	Form of Common Warrant (January 2025).	8-K	001-41767	4.1	January 28, 2025
4.7	Form of Common Warrant (February 2025).	8-K	001-41767	4.1	February 21, 2025
4.8	Form of Private Placement Warrant (February 2025).	8-K	001-41767	4.2	February 21, 2025
4.9	Form of Private Placement Warrant (November 2025)	8-K	001-41767	4.1	November 12, 2025
10.1	Securities Purchase Agreement, dated as of November 11, 2025, between Allurion Technologies, Inc. and the investors named therein.	8-K	001-41767	10.1	November 12, 2025
10.2	Registration Rights Agreement, dated as of November 11, 2025, between Allurion Technologies Inc. and the investors named therein.	8-K	001-41767	10.2	November 12, 2025
10.3	Securities Purchase and Exchange Agreement, dated as of November 11, 2025, between Allurion Technologies Inc. and certain entities affiliated with RTW Investments, LP.	8-K	001-41767	10.3	November 12, 2025
10.4*	Assignment of Lease and Consent to Assignment, dated as of July 10, 2025, by and among Allurion Technologies, Inc., Aila Technologies. Inc and 3 Huron Investments, LLC.
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

Allurion Technologies, Inc.

Date: November 17, 2025	By:	/s/ Shantanu Gaur
Shantanu Gaur
Chief Executive Officer, Principal Financial Officer and President