Form 10-K
period 2025-12-31
ALLURION TECHNOLOGIES, INC.
filed 2026-03-30
CIK 1964979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-41767

Allurion Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	92-2182207
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11 Huron Drive Natick, MA	01760
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 647-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ALUR	N/A
Warrants to purchase 0.056818 shares of Common Stock for $202.50 per share	ALUR WS	N/A

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

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $2.43 per share of the Registrant’s common stock as reported by The New York Stock Exchange on June 30, 2025, the last business day of the Registrant's second fiscal quarter, was approximately $20,666,535.

The number of shares of Registrant’s common stock outstanding as of March 20, 2026 was 14,994,486.

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

Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about the ability of Allurion to:

•
successfully defend litigation that may be instituted against Allurion;
•
realize the benefits from our reduction in force and the strategic restructuring plan;
•
manage various conflicts of interest that could arise among us or our affiliates, investors, directors, and officers;
•
successfully deploy our cash and cash equivalents and proceeds from any debt or equity offerings;
•
maintain the listing of Allurion securities on a national securities exchange and relist Allurion Securities on the New York Stock Exchange, New York Stock Exchange American ("NYSEA"), or Nasdaq Capital Markets ("Nasdaq CM"), and the potential liquidity and trading of such securities;
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
•
successfully complete current and future preclinical studies and clinical trials of the swallowable, ProcedurelessTM intragastric balloon for weight loss developed by us (the “Allurion Smart Capsule”) and any other future product candidates;
•
obtain market acceptance of the Allurion Smart Capsule as a safe and effective weight loss therapy in the United States and any other market in which it is or becomes approved;
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
•
comply with applicable legal and regulatory requirements;
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

We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect Allurion’s business, financial condition, results of operations, prospects, business strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described in the section entitled “Risk Factors” beginning on page 31 and elsewhere in this Annual Report on Form 10-K. These risks are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors that could adversely impact our business and financial performance. Moreover, Allurion operates in very competitive and rapidly changing environments. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K.

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

Overview

Our company is pioneering metabolically healthy weight loss by creating a best-in-class weight loss platform to treat the estimated two billion people globally who are overweight. Our platform, the Allurion Program (the "Allurion Program"), features the world’s first and only swallowable, ProcedurelessTM intragastric balloon for weight loss (the "Allurion Smart Capsule") and offers access to artificial intelligence ("AI")-powered remote patient monitoring tools, a proprietary behavior change program, secure messaging and video telehealth that make up the Allurion Virtual Care Suite (“VCS”). Over 200,000 patients have already been treated commercially with the Allurion Smart Capsule in over 50 countries outside of the United States.

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

The Allurion Smart Capsule is swallowed as a capsule under the guidance of a health care provider without surgery, endoscopy, or anesthesia. The placement takes approximately 15 minutes during an outpatient visit (though times may vary across different outpatient offices). We believe the proprietary technologies that differentiate the Allurion Smart Capsule enable improved safety and efficacy outcomes. In a prospective, non-randomized, open-label, registry trial, the Allurion Smart Capsule demonstrated significant weight loss and low device- or procedure-related rates of serious adverse events, both of which results we believe compare favorably to that of our competitors.

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

In addition to its use by Allurion Smart Capsule patients, we believe the VCS can potentially be a platform for optimal long-term follow-up after other medical and surgical weight loss interventions in the future. We have incorporated a Treatment Tracking and Clinic-Led Onboarding feature into VCS that enables seamless onboarding and management of patients undergoing one or multiple weight loss treatments, including gastric balloons such as the Allurion Smart Capsule, surgery, or medications, and in April 2024 launched the VCS in the United States for patients utilizing other weight loss treatments, including anti-obesity medications and bariatric surgery.

We have assembled a broad portfolio of intellectual property related to the Allurion Smart Capsule and the VCS platform. We believe this intellectual property, combined with our proprietary manufacturing processes and the regulatory approvals we have successfully obtained in and outside of the United States, provide us with a strong market position. As of December 31, 2025, we owned or had rights to 23 issued and four pending patents in the United States related to various aspects of our Allurion Smart Capsule such as a swallowable, self-deflating and naturally passing gastric balloon, improvements to the fill and release valves therein, methods for deploying and releasing a gastric balloon within the body, and next generation fill and release valves. In addition, as of December 31, 2025, we had 43 issued and four patents pending outside of the United States. We intend to continue to expand our intellectual property portfolio and invest in protecting new innovations.

To date, most of our revenues have been generated from sales of the Allurion Smart Capsule. We began selling the Allurion Smart Capsule in Europe in January 2016 and have sold in over 50 countries globally outside of the United States. We currently sell our products either via our direct sales force or, in certain countries, distributors.

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

Exchange Agreement

On November 11, 2025, we entered into a securities purchase and exchange agreement (the "Exchange Agreement") with certain entities managed by RTW, pursuant to which RTW has agreed to exchange all of the (i) principal amount of convertible senior secured notes (the "Notes"), purchased pursuant to the terms of the Amended Note Purchase Agreement, including interest accrued on the Notes; (ii) Company obligations under the Revenue Interest Financing Agreement; and (iii) Company obligations under the New RIFA (together with the Revenue Interest Financing Agreement, the "RIFAs") for shares of a newly issued class of Series B convertible preferred stock, par value $0.0001 per share ("Series B Preferred Stock") of the Company (the "Exchange"). On December 18, 2025, the Company obtained stockholder approval of the issuance of the Series B Preferred Stock. RTW's obligation to consummate the closing of the Exchange is conditioned upon compliance with the listing requirements of the national securities exchange on which the Common Stock is then listed on.

FDA Approval

On February 20, 2026, the U.S. Food and Drug Administration (“FDA”) granted PMA approval for the Allurion Gastric Balloon System (AGBS), featuring the Allurion Smart Capsule. In the United States, the AGBS is indicated to promote short-term limited weight loss in adult individuals with obesity between the ages of 22 years and 65 years with a body mass index (BMI) ≥ 30 kg/m2 and ≤ 40 kg/m2 who have had at least one unsuccessful attempt at a weight loss program. The residence time for each balloon is variable with an average observed residence time of 15.3 weeks. The AGBS is to be used in conjunction with a moderate intensity lifestyle modification therapy program. The AGBS consists of up to two Allurion Balloons placed during a 10-month period.

Warrant Inducement

On February 24, 2026, Allurion Technologies, Inc. (the “Company”) entered into a warrant exercise inducement offer letter (the “Inducement Letter”) with certain holders (the “Exercising Holders”) of certain of the Company’s: (i) warrants issued in January 2025 to purchase shares of common stock, par value $0.0001 per share (“Common Stock”), with an exercise price of $6.00 per share (the “January 2025 Warrants”); (ii) warrants issued in February 2025 to purchase shares of Common Stock with an exercise price of $5.23 per share (the “February 2025 Warrants”); and (iii) warrants issued in November 2025 to purchase shares of Common Stock with an exercise price of $1.67 per share (the “November 2025 Warrants” and together with the January 2025 Warrants, February 2025 Warrants, the “Existing Warrants”).

Pursuant to the terms of the Inducement Letter, the Company agreed to amend the Existing Warrants by lowering the exercise price of the Existing Warrants to $1.15 per share. Additionally, the Exercising Holders agreed to exercise for cash certain of their Existing Warrants to purchase an aggregate of 2,659,565 shares of Common Stock in exchange for the Company’s agreement to issue to such Exercising Holder new warrants (the “New Warrants”) to purchase up to an aggregate of 5,319,130 shares of Common Stock. The Company received aggregate gross proceeds of approximately $3.1 million from the exercise of the Existing Warrants by the Exercising Holders.

Each New Warrant is exercisable into shares of Common Stock at a price per share of $1.15, will initially be exercisable following stockholder approval (the “Initial Exercise Date”), and will expire on the five-year anniversary of the Initial Exercise Date. Subject to limited exceptions, a holder of New Warrants will not have the right to exercise any portion of its New Warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of Common Stock in excess of 4.99% (or 9.99% at the Existing Holders’ option).

The Company has engaged Roth Capital Partners, LLC (“Roth”) as its financial advisor in connection with these transactions and will pay Roth a fee equal to 5.0% of its gross proceeds from the exercise of the Existing Warrants. The Company also agreed to pay Roth up to $40,000 for fees and expenses of legal counsel and other out-of-pocket expenses.

NYSE Continued Listing Standards

On March 2, 2026, the Company announced that it received a letter (the “Delisting Notice”) from the staff of the NYSE indicating that the Company does not meet certain of the NYSE's continued listing standards as set forth in the Minimum Market Capitalization Standard. The Company has a right to a review of this determination by a Committee of the Board of Directors of the Exchange (the “Committee”). The Company has appealed this delisting determination.

On March 6, 2026, the NYSE notified the Company that it has determined to commence proceedings to delist the Company’s Common Stock, and warrants to purchase 0.056818 shares of Common Stock, with an exercise price of $202.50 per share of Common Stock, as a result of the Company’s non-compliance with Rule 802.01B of the NYSE Listed Company Manual that requires listing companies to maintain an average global market capitalization of at least $15 million over a period of 30 consecutive trading days. Trading in the Common Stock on the NYSE was suspended after market close on March 6, 2026. The Company has appealed this delisting determination. If the Company is unsuccessful in its appeal, the Company expects the NYSE will file a Form 25 with the SEC, which would result in the delisting of the Company’s Common Stock and Warrants from the NYSE on the tenth day after the Form 25 is filed.

As a result of the suspension in trading and delisting process pending the Company’s appeal, the Common Stock is trading on the OTCID Market. The Company intends to apply to list on a higher-tier market operated by the OTC Market Group, Inc. under its current symbols "ALUR" and “ALUR WS”.

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

Due to their ease of use and wide accessibility, GLP-1s have leap-frogged other therapeutic approaches to treat obesity, but while they have become a popular first-line weight loss therapy, challenges with adherence and long-term efficacy persist. Thirty percent (30%) of patients on GLP-1s discontinue their medication within the first month and 65% discontinue during the first year. The adherence obstacle for GLP-1s is caused by three key factors: side effects, including muscle mass loss, logistical hurdles, and high costs. And, importantly, each of these issues is exacerbated when higher doses are needed to achieve clinically meaningful weight loss. In fact, in 2025, in the United States alone, it is estimated that there are more than 20 million patients that have tried and stopped taking a GLP-1, and this number is expected to grow to 40 million by 2027. We believe that the Allurion Program can serve as an ideal second-line therapy for those tens of millions of GLP-1 "discontinuers". We also believe that there is significant opportunity for the Allurion Program to be used in combination with a low dosed GLP-1, the data from which has shown outsized results in total body weight loss.

Based on a market research study we conducted with 9,800 consumers in eight countries, where we assessed each participant’s weight, income level, and interest in various weight loss alternatives, we estimate that 4.3% of the population eligible for the Allurion Smart Capsule and interested in treatment would consider the Allurion Program as a treatment for obesity. Furthermore, based on our market research, we estimate that 3% of the adult U.S. population, or approximately 10 million adults, would consider the Allurion Program as a weight loss treatment. We believe this is a $10 billion total addressable market for the Allurion Smart Capsule in the United States.

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

Pharmaceutical Therapy

Pharmaceutical therapy often represents a first option in the treatment of patients with obesity who have failed to achieve weight loss goals through lifestyle modifications alone. Pharmaceutical therapies can have limited effectiveness due to non-adherence and, in most cases, need to be taken for life. In addition, more recent pharmaceutical therapies, commonly known as GLP-1s, require once weekly injections or daily dosing of pills and impose significant financial costs on the patient. Since these drugs are absorbed into the bloodstream, they have been shown to pose significant safety risks and negative systemic side effects, such as adverse gastrointestinal, cardiovascular and central nervous system issues, some of which are serious or life threatening.

Previous studies in patients undergoing GLP-1 therapy have demonstrated reductions in lean mass of approximately 40% as a proportion of total weight lost and have also shown that 30% of patients discontinue GLP-1 therapy within the first month and 65% discontinue before reaching a clinically meaningful health benefit, due in part to side effects, dose escalation required for continued weight loss, and cost.

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

Previously Developed Treatment Alternatives

Given the shortcomings and limitations of existing treatment alternatives, such as bariatric surgery, endoscopic balloon therapy was introduced. Endoscopic balloon therapy involves an endoscopic procedure with anesthesia to implant a balloon in the stomach that leads to satiety, followed by another endoscopic procedure with anesthesia several months later to remove the balloon.

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

Our Platform

The Allurion Program

The Allurion Program features the Allurion Smart Capsule and offers access to the VCS, a cutting-edge digital therapeutic that combines AI-powered remote patient monitoring tools with a behavior change program designed to promote long-term weight maintenance and increase muscle mass.

The Allurion Smart Capsule

The Allurion Smart Capsule is a first of its kind, Procedureless™ intragastric balloon that does not require any surgery, endoscopy, or anesthesia for placement. The balloon is swallowed in a capsule during a discrete outpatient office visit that takes approximately 15 minutes (though times may vary across different outpatient offices). Once the capsule is in the stomach, a delivery catheter is used to fill the Allurion Smart Capsule with approximately 550 milliliters of filling fluid. Approximately four months later, a patented ReleaseValve™ opens and allows the balloon to empty and pass out of the body naturally, although in rare cases, endoscopic or surgical intervention may be required for removal.

The Allurion Smart Capsule is designed to help reduce a patient’s food intake by taking up space in the stomach and slowing the rate at which the stomach empties. By the time the Allurion Smart Capsule passes, patients develop new food preferences, including smaller portion sizes, which we believe leads to maintainable, long-lasting results. We believe our clinical studies support that the Allurion Smart Capsule can be swallowed, filled, and passed, and provide short and long-term therapeutic benefit while minimizing risks.

The Allurion Smart Capsule is comprised of several novel and innovative features that differentiate it from previous intragastric balloons and enable it to be swallowed and then naturally passed, including:

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
•
Balloon valves. Our Allurion Smart Capsule contains two valves: a fill valve and ReleaseValve™. The valves are constructed from polyurethane film and, unlike valves used in other intragastric balloons, there are no rigid parts. This design ensures that the valves are atraumatic to the stomach lining and can pass through the gastrointestinal tract without obstructing. Both valves are small and flexible so that they can be folded to fit inside the capsule.
•
The fill valve is designed to reseal after the delivery catheter is removed. It also contains a radiopaque marker so that the Allurion Smart Capsule can be visualized on x-ray.
•
The ReleaseValve™ is constructed from a degradable polymer that faces the inside of the Balloon. Once the degradable polymer is fully degraded, the ReleaseValve™ opens, the Allurion Smart Capsule empties and then passes through the gastrointestinal tract to be excreted.
•
Delivery catheter. Our delivery catheter is designed to quickly fill the Allurion Smart Capsule. It is small, flexible, and smooth in order to minimize any potential discomfort to the patient during balloon placement. In addition, the catheter contains length markings to measure transit through the esophagus and into the stomach and is radiopaque to facilitate visualization on x-ray.

In 2024, we released a next-generation version of the Allurion Smart Capsule that has a smaller capsule, more radiopaque catheter, and an enhanced fill valve that we believe collectively increases the ease of use and efficiency of Allurion Smart Capsule placement.

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

In addition to its use by Allurion Smart Capsule patients, we believe the VCS can potentially be a platform for optimal long-term follow up after other medical and surgical weight loss interventions in the future. In June 2022, we incorporated a Treatment Tracking and Clinic-Led Onboarding feature into the VCS, which enables seamless onboarding and management of patients undergoing one or multiple weight loss treatments including gastric balloons such as the Allurion Smart Capsule, surgery, or medications. In April 2024, we launched the VCS in the United States for patients utilizing other weight loss treatments, including anti-obesity medications and bariatric surgery.

Allurion Program Trials

In clinical trials conducted in the United States in a commercial setting, the Allurion Program has demonstrated favorable short and long-term results for weight loss and resolution of co-morbidities in multiple trials, with few adverse events. When the Allurion Program is used in combination with a pharmaceutical therapy, patients have also experienced favorable results with a low risk profile.

Allurion Program as Standalone Therapy

In a prospective, non-randomized, open-label, registry trial of 1,770 patients, Allurion Program patients lost 14.2% of their total body weight or 30 pounds on average after just four months. In another trial of 509 patients, average weight loss was 13.9% at four months and 13.3% at one year after balloon passage, representing a 95% maintenance of total body weight loss. In a third trial of 121 patients treated with two consecutive Allurion Smart Capsule, average total body weight loss was 22.1%. In a study of 5,003 patients treated with the Allurion Program, patients lost an average of 14% after four months.

In a trial of 232 Allurion Program patients who maintained ongoing lifestyle modification after balloon passage, average weight loss was 16.9% at one year. In another trial of 522 Allurion Program patients, 96% of weight loss was maintained one year after passage of the Allurion Smart Capsule.

In a subset of the 5,003 patient open-label registry trial, there were 518 patients (225 with type 2 diabetes and 293 with pre-diabetes) treated with the Allurion Program. Those with type 2 diabetes reduced their hemoglobin A1c (HbA1c) on average by 1.6 points, or 23%, and those with pre-diabetes reduced their HbA1c by 0.8 points, or 14%. On average, both groups achieved disease remission.

The Allurion Program has also been shown to demonstrate weight loss while preserving or in some cases, increasing, muscle mass. In a study of 571 patients, patients treated with the Allurion Smart Capsule gained 5.6% in lean body mass while losing 14% of their total body weight over four months. In another study of 167 patients, patients treated with the Allurion Smart Capsule experienced a weight reduction of 15.7% with no change in muscle mass.

Allurion Program in Combination with GLP-1s

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

Moreover, in a trial of 181 patients that combined Allurion Smart Capsule treatment with a GLP-1 weight loss drug, the first multi-center trial of balloon and drug combination therapy demonstrating significant synergies, average weight loss was 18.7% of total body weight at eight months.

AUDACITY FDA Pivotal Trial

In November 2021, the FDA approved the investigational device exemption (“IDE”) to initiate the AUDACITY trial in the United States, a 48-week, prospective, randomized, open-label trial comparing the Allurion Smart Capsule to moderate intensity lifestyle intervention and the first FDA pivotal trial on an intragastric balloon for weight loss to report primary outcomes beyond nine months. The first patient was treated in July 2022, we completed enrollment of all patients across 17 sites in the United States in the third quarter of 2023, and the last patient in the trial was treated in September 2024.

AUDACITY’s trial design reflects the FDA’s updated recommendations for weight loss devices and builds upon the ENLIGHTEN trial, our prior IDE trial that was conducted in 2018-2019. The ENLIGHTEN trial featured a sham-controlled design with one balloon cycle. The Allurion Smart Capsule met the co-primary endpoint related to responder rate but failed to meet the co-primary endpoint on superiority margin due to sham overperformance.

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

Within the AUDACITY trial, 550 subjects were randomized 1:1 to either two cycles of the Allurion Smart Capsule or a control group that received moderate intensity lifestyle therapy. Subjects in the treatment group received their first Allurion Smart Capsule at Week 0, which passes at approximately Week 16, and a second Allurion Smart Capsule at Week 24, which passes at approximately Week 40. Co-primary endpoints based on Allurion Smart Capsule subject responders and a comparison of percent total body weight loss between groups were measured at Week 48, approximately 8 weeks after the second Allurion Smart Capsule passes at Week 40.

On January 8, 2025, we announced topline results from the AUDACITY trial evaluating the safety and efficacy of the Allurion Smart Capsule. The AUDACITY trial achieved its responder rate co-primary endpoint by demonstrating that more than 50% of Allurion Smart Capsule subjects lost more than 5% of their total body weight at 48 weeks (58%; p-value = 0.0089). At 48 weeks, Allurion Smart Capsule subjects exhibited substantially greater weight loss compared to control subjects, with a 3.77% mean difference in total body weight loss, resulting in a 2.69% superiority margin. This margin was less than the pre-specified 3% superiority margin needed to meet the comparative co-primary endpoint (p-value=0.1616). At 40 weeks, the 4.22% mean difference in total body weight loss between groups exceeded a 3% superiority margin.

The rate of serious adverse events in Allurion Smart Capsule subjects in the AUDACITY trial was 3.1%, the lowest reported in a pivotal FDA trial for a liquid-filled intragastric balloon indicated for weight loss.

On February 20, 2026, the U.S. Food and Drug Administration (“FDA”) granted PMA approval for the Allurion Gastric Balloon System (AGBS), featuring the Allurion Smart Capsule. In the United States, the AGBS is indicated to promote short-term limited weight loss in adult individuals with obesity between the ages of 22 years and 65 years with a body mass index (BMI) ≥ 30 kg/m2 and ≤ 40 kg/m2 who have had at least one unsuccessful attempt at a weight loss program. The residence time for each balloon is variable with an average observed residence time of 15.3 weeks. The AGBS is to be used in conjunction with a moderate intensity lifestyle modification therapy program. The AGBS consists of up to two Allurion Balloons placed during a 10-month period.

GLP-1 Combination Trial Pipeline

In addition to the favorable results for weight loss and resolution of co-morbidities demonstrated in trials of the Allurion Smart Capsule, we believe based on initial study results that an approach that combines the balloon with GLP-1s may also result in favorable outcomes for those with obesity and overweight while addressing the shortcomings of GLP-1 use alone. Previous studies in patients undergoing GLP-1 therapy have demonstrated reductions in lean mass of approximately 40% as a proportion of total weight lost and have also shown that 30% of patients discontinue GLP-1 therapy within the first month and 58% discontinue before reaching a clinically meaningful health benefit, due in part to side effects, dose escalation required for continued weight loss, and cost.

In March 2025, we announced initial results from a case series of patients treated with the Allurion Smart Capsule and a low dose of semaglutide. 52 patients treated with the Allurion Smart Capsule were started on 0.25mg semaglutide after completing their first month of balloon therapy. The dose of semaglutide was increased to no greater than 1.0mg over the subsequent 6 months. After 8 months of this combination approach, average total body weight loss was 20.3%, and lean body mass increased by 15% from 59.6% to 68.5%. All patients remained adherent to the GLP-1 medication through 8 months.

In November 2025, we announced initial results from a case series of patients treated with the Allurion Smart Capsule and a low dose of tirzepatide. Seventy-six (76) patients treated with the Allurion Smart Capsule were started on low-dose tirzepatide after completing their first 45 days of balloon therapy. The starting dose of tirzepatide was 2.5mg and increased to no greater than 5.0mg over the subsequent two months, considerably lower than standard dosing which can increase to 15mg. Tirzepatide therapy was continued for 8 months and final results were measured 2 months after discontinuation, for a total follow-up period of 12 months. Patients were followed using the AI-powered Virtual Care Suite as part of the Allurion Program. After 12 months, the average total body weight loss was 23%, and lean body mass as a percentage of total body weight increased by 14% from 62% to 70%. No patients discontinued early, and all patients remained adherent to tirzepatide for the duration of the study.

In the future, we intend to perform prospective clinical trials on the combination of the Allurion Smart Capsule and low-dose GLP-1s to further validate the effects on weight loss, muscle mass, and GLP-1 adherence.

Our Business Model

We believe that our business-to-business-to-consumer business model creates an economic benefit for all key stakeholders. Health care providers may benefit from providing the Allurion Program because it addresses a significant unmet need for their patients and is designed to not require time-consuming and costly surgery, endoscopy, or anesthesia. Moreover, we can provide our product to health care providers who have historically not been able to provide cash pay weight loss procedures, because the Allurion Smart Capsule does not require endoscopy or anesthesia for placement and hence there are fewer restrictions on the type of doctor that can use the Allurion Smart Capsule versus other balloons. Patients may benefit because placement procedures do not require invasive surgery, endoscopy, or anesthesia and hence may reduce the overall risk, cost, and inconvenience of getting treated.

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
•
Poor adherence. Previous studies have shown that 30% of patients discontinue GLP-1 therapy within the first month and 65% discontinue before reaching a clinically meaningful health benefit, due in part to side effects, dose escalation required for continued weight loss, and cost. Intolerance rates of the Allurion Smart Capsule range from 1-3%. More recent data also indicates that by combining with the Allurion Program, GLP-1 dosage can be lowered, which can substantially increase adherence to GLP-1 therapy.
•
Poor patient and health care provider experience. Many other weight-loss innovations lack remote patient monitoring or behavior modification. By combining a therapeutic medical device with remote patient monitoring and behavior modification, we believe we can improve both patient and provider experiences.
•
More complex safety profile. Weight loss treatments that require surgery, endoscopy, or anesthesia may result in SAEs that limit adoption. These invasive procedures are inherently risky in a high BMI population, especially where patients must undergo anesthesia. The Allurion Smart Capsule has been observed to result in fewer SAEs when compared to other intragastric balloons.
•
Poor economics. All-in costs for cash-pay bariatric surgery range from approximately $14,000 out-of-pocket on average and up to approximately $33,000 with limited insurance coverage. High-dose weight loss drugs can cost patients as much as $1,000 per month, and weight loss is dependent on patients continuing to use the drugs for life. By removing endoscopy and anesthesia from the placement and removal (except in rare cases) of the Allurion Smart Capsule, we believe that the Allurion Program is significantly more affordable for patients than the alternatives while maintaining attractive health care provider economics. In addition, by combining with the Allurion Program, GLP-1 dosage can be lowered, which can substantially decrease the cost of GLP-1 therapy.
•
Limited channels. We believe most health care providers lack the necessary infrastructure and training to deliver a comprehensive weight-loss platform. Moreover, interventions that require surgery, endoscopy, or anesthesia must be performed by gastroenterologists or surgeons, many of whom are not weight-loss specialists. We believe that the Allurion Program can be delivered by a much wider group of health care providers across multiple specialties.

Our Competitive Strengths

We developed the Allurion Program to overcome the limitations of other weight loss treatments, including other intragastric balloons. Based on our commercial experience in over 200,000 patients, we believe that the Allurion Program provides considerable advantages to patients and providers:

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

Consumer-centric, Procedureless™ technology with favorable safety profile. The Allurion Smart Capsule does not require surgery, endoscopy, or anesthesia for placement; in rare cases, endoscopic or surgical intervention may be required for removal. We believe this results in a safer, easier, faster, and more convenient patient experience at a lower cost and a device that can be administered by a wide array of providers. Though the Allurion Smart Capsule has not been compared in head-to-head trials with other liquid-filled intragastric balloons, Allurion has reported a lower device or procedure-related SAE rate than competing intragastric balloons, with considerably better weight loss results.

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

Life-changing clinical outcomes that are fast yet durable. In clinical trials performed outside the United States in a commercial setting, on average, Allurion Program patients lose 14% of their total body weight (approximately 14kg or 30lbs) over just four months and sustain 96% of that weight loss at one year. We have also observed similarly significant effects on obesity-related co-morbidities like type 2 diabetes.

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

Broad patent portfolio and proprietary manufacturing capabilities. We have a broad portfolio of intellectual property protecting our products, including 66 issued patents as of December 31, 2025, which we believe, when combined with our proprietary manufacturing processes and know-how, leads to a significant competitive moat. Currently, the Allurion Smart Capsule is manufactured and assembled in-house using components and sub-assemblies at our facilities in Natick, Massachusetts, which further enhances our ability to maintain high levels of quality and protect manufacturing trade secrets that we have developed since inception.

Proven management team with expansive industry experience. Our executive team consists of seasoned medical device and digital health professionals with deep industry experience and expertise, who have led and managed high-growth private and public companies that have introduced and commercialized multiple new products.

Our Growth Strategy

Our primary objective is to become the world’s leader in metabolically healthy weight loss. The key elements to our strategy are the following:

•
Deliver Metabolically Healthy Weight Loss. The Allurion Program was designed to achieve metabolically healthy weight loss, which entails losing weight, maintaining that weight loss, and maintaining or increasing muscle mass in the process. Unlike other options that lead to short-term weight loss and muscle wasting, the Allurion Program is intended to deliver longer lasting results while reducing fat and not muscle. Data has shown the Allurion Program is also synergistic in combination with other weight loss therapies, including GLP-1 receptor agonists. We are exploring this combination approach in future clinical trials.

•
Deepen our Global Presence. The Allurion Program is currently sold in over 50 countries around the world. In these existing markets, we employ a marketing strategy rooted in profitable and sustainable business to business to consumer ("B2B2C") approaches that empower providers to expand their practices by increasing utilization of the Allurion Smart Capsule. We intend to invest strategically in our existing markets and leverage the commercial strategies we have deployed successfully thus far to drive procedure and revenue growth by increasing the productivity of existing accounts and opening new, high-potential accounts.
•
Launch the Allurion Program in New Markets, including the United States. The total addressable market for the Allurion Smart Capsule in the United States is currently estimated at $10 billion. After receiving FDA approval for the Allurion Gastric Balloon System, featuring the Allurion Smart Capsule, in February 2025, we have begun efforts to commercialize in the United States.
•
Achieve Profitability. We have implemented many operational efficiency initiatives to accelerate our path to profitability, including a significant reduction in general and administrative expenses and re-allocation of investment to more efficient sales and marketing channels. With the expected improvements resulting from such initiatives, we anticipate being able to make key, strategic investments to drive growth in the future, expand gross margin, and achieve profitability.
•
Advanced R&D and Clinical Strategy. In 2024, we released a next-generation version of the Allurion Smart Capsule that has a smaller capsule, more radiopaque catheter, and an enhanced fill valve that we believe collectively increases the ease of use and efficiency of Allurion Smart Capsule placement. We intend to build off that innovation and implement new features to the Allurion Smart Capsule and Allurion Balloon that enhance efficacy and potentially enable a platform technology that can be used for drug delivery. Our clinical pipeline remains focused on gathering additional evidence on the safety and efficacy of a combination of the Allurion Program with a low dose of GLP-1 medications.

Our Competition

We have developed, manufactured, and commercialized the world’s first and only swallowable, ProcedurelessTM gastric balloon for weight loss, which we offer as part of our Allurion Program, a multi-faceted, weight loss platform. Weight-loss treatments range from behavioral modification, to drugs and medical devices, to surgery. Outside the United States, we compete with a variety of local and regional competitive intragastric balloon manufacturers including SC MedSil, Medicone and Spatz Laboratories. In the United States, there are three manufacturers with an intragastric balloon approved by the FDA at this time: Boston Scientific Corporation, Inc. (which acquired Apollo Endosurgery), ReShape Lifesciences, Inc. (now Medtimo) and Spatz FGIA Inc. All of these balloons require endoscopy and anesthesia for placement and/or removal. Medtimo does not currently commercialize its product, however.

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

Intellectual Property

We have assembled a broad portfolio of intellectual property related to our medical device, the Allurion Smart Capsule, and our supporting technology platform, the VCS. We believe this intellectual property, combined with proprietary manufacturing processes and the regulatory approvals we have successfully obtained in over 50 countries outside of the United States, provides us with a strong market position.

As of December 31, 2025, we own or have rights to 23 issued patents and four pending patent applications in the U.S. related to various aspects of our Allurion Smart Capsule, such as a swallowable, self-deflating and naturally passing gastric balloon, improvements to the fill and release valves therein, methods for deploying and releasing a gastric balloon within the body, and next generation fill and release valves. In addition, outside of the United States we have 43 issued and four patents pending that generally parallel the U.S. portfolio in 17 countries as of December 31, 2025. Included are three Unitary European patents that provide protection in 18 EU member states. We are not currently licensing any patents but may do so in the future. Allurion owns and possesses all right, title and interest in and to each patent and patent application noted herein free and clear of all liens, other than any liens granted to RTW (as defined below) pursuant to our royalty arrangements and Amended Note Purchase Agreement with RTW (as defined below).

Our issued patents are expected to expire at various times between February 21, 2033 and November 27, 2040. The following table sets forth a summary of our patents and patent applications, including where patent applications have been filed, the exemplary subject matter being pursed in the applications, and expected expiration dates.

Family No.	Jurisdictions	Patent/Application & Status	Exemplary Subject Matter and Scope	Expiration	Type
1	Australia; Brazil; Canada; China; Europe (France, Germany, Ireland, Italy, Spain, United Kingdom); India; Israel; Japan; South Korea; Mexico; United States	Granted European patent validated in Germany; Spain; France; United Kingdom; Ireland; Italy; granted Australia; Brazil; Canada; China; Israel; India; Japan; South Korea; Mexico; United States	Provides medical devices for temporary implantation within the body, such as a gastric space, and methods for temporarily occupying the space, the devices having a fluid fill valve and a self-releasing valve upon degradation of a restraining member.	2033	Utility
2	United States	Granted	Provides ingestible delivery systems having a modified dosage shape.	2033	Utility
3	Australia; Brazil; China; Europe (France, Germany, Ireland, United Kingdom); Israel; Japan; United States	Granted European patent validated in France; United Kingdom; Ireland; granted Australia; Brazil; China; Israel; Japan; United States One pending application in the United States	Provides medical devices for temporary implantation within the body, having improved fluid fill valves, and devices that can release a drug or other agent over time.	2036	Utility
4	European Unitary Patent (Unitary European patents provide uniform patent protections across 18 EU member states; also, Ireland and Spain); United States	Granted European Unitary Patent validated in 18 EU member states; Ireland; Spain. One pending patent application in United States	Provides automatic-sealing balloon-filling catheter systems and methods of use, including plug-type sealing of a fill valve, and improved catheter release means.	2039	Utility
5	China; European Unitary Patent (Unitary European patents provide uniform patent protections across 18 EU member states; also, Ireland and Spain); United States	Granted China; Unitary European Patents validated in18 EU member states; also, Ireland and Spain. One pending patent application in United States	Provides binary fluid control valves for temporarily implanted systems, wherein a fluid release valve includes an energy storage element for enhanced valve opening.	2039	Utility
6	United States	Granted	Provides an enhanced fluid delivery system for a temporarily implantable device, having an improved junction between a fill catheter and the temporarily implanted device.	2040	Utility
7	United States	Granted	Provides automatic-sealing balloon-filling catheter systems having enhanced plug-type fluid fill valves and catheter release means.	2043	Utility

8	United States	Pending patent applications in Europe and the United States	Provides medical devices for temporary implantation within the body, such as a gastric space, including bidirectional integrated valve structures for both fluid filling and self-releasing.	2043	Utility
9	United States	Pending patent application in the United States	Provides intragastric balloons that can be used for drug delivery.	Pending	Utility

We are protecting three Allurion-related trademarks in three classes: medical devices (the balloon), downloadable software and digital scale (the mobile app), and medical services (provided by our physicians). As of December 31, 2025, we have 65 registered trademarks in 40 jurisdictions (which jurisdictions include the 27 member states of the European Union). It is our intention to maintain these registrations indefinitely and to expand the number of jurisdictions in which we have registered trademarks as deemed necessary to protect our freedom to use the marks and/or block competitors in additional markets.

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

The Allurion VCS and our other products and services contain software licensed to us by third-party authors under “open source” licenses. Use of such software may entail greater risks than use of non-open-source third-party commercial software, as open-source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. Although we seek to monitor our use of open source software to avoid such consequences and to comply with the terms thereof, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. We try to mitigate the risk of our use of open source software by managing software development with an information security program that is in compliance with the global standard International Organization for standardization (“ISO”) 27001:2022. Using an automated static code analysis tool, we regularly examine all VCS software code, as well as included open-source code, for security vulnerabilities, code quality, as well as open-source licensing that is in alignment with our software distribution requirements.

Sales and Marketing

We currently sell our products either through our direct sales force, or in certain countries, through distributors. As of December 31, 2025, our sales and marketing organization consisted of approximately 18 employees and consultants.

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

We employ a multi-faceted B2B2C marketing strategy focused on empowering providers to expand their practice and increase utilization of the Allurion Smart Capsule.

Manufacturing Capabilities

Allurion Smart Capsules are manufactured in-house using components and sub-assemblies at our 10,000 square foot, ISO 13485 certified manufacturing facility in Natick, Massachusetts. We rely on suppliers for the extruded film to manufacture our Allurion Smart Capsule and suppliers for stylets, filler kits, accessories, and scales. All critical component suppliers undergo strict quality system audits and component inspections to ensure they meet our quality standards. All suppliers and materials must be qualified prior to being approved for manufacturing activities. Our suppliers have no contractual obligations to supply us with components, and we are not contractually obligated to purchase such components from any of our suppliers. Order quantities and lead times for components purchased from our suppliers are based on our forecasts derived from anticipated future demand.

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

We have received FDA PMA approval for Allurion Gastric Balloon System, featuring the Allurion Smart Capsule, on February 20, 2026. We manufacture our products in compliance with the FDA’s Quality System Regulation (“QSR”) in 21 CFR part 820 of the Federal Food, Drug and Cosmetic Act ("FDCA").

We are also subject to periodic inspections and audits by various international regulatory and notified bodies, and we believe our past performance in these audits reflects the strength of our quality system and production and process controls. We consider this to be a key element of our risk management and business continuity strategies and a competitive advantage as we have full control of the product life-cycle. Our in-house production team undergo well defined training programs throughout their period of employment. We believe our manufacturing experience, know-how, and process-related trade secrets are a competitive advantage.

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

Regulatory System for Medical Devices in the United States

Unless an exemption applies, each new or significantly modified medical device a company seeks to commercially distribute in the United States will require a submission to the FDA requesting permission for commercial distribution under

Section 510(k) of the FDCA, also referred to as a 510(k) clearance, a de novo classification request, or approval from the FDA of a PMA application. The Allurion Gastric Balloon System, featuring the Allurion Smart Capsule, received approval from the FDA of a PMA application on February 20, 2026.

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

The Investigational Device Process

In the United States, absent certain limited exceptions, human clinical trials intended to support 510(k) clearance, de novo classification, or PMA approval require an investigational device exemption, or "IDE," application. Some types of trials considered to present “non-significant risk” are deemed to have an approved IDE once certain requirements are addressed, and investigational review board (“IRB”) approval is obtained. If the device presents a “significant risk” to human health, as defined by the FDA, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound.

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

If the FDA evaluation of a PMA is favorable, the FDA will issue either an approval letter, or an approvable letter, the latter of which usually contains several conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of the device, subject to the conditions of approval and the limitations established in the approval letter. If the FDA’s evaluation of a PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA also may determine that additional tests or clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and data is submitted in an amendment to the PMA, or the PMA is withdrawn and resubmitted when the data are available. The PMA process can be expensive, uncertain, and lengthy.

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

Since February 2017, the FDA has issued three separate letters to health care providers warning of SAEs, including deaths, which are specific to liquid-filled intragastric balloons. We are aware of the filing of additional reports of SAEs, including deaths, associated with liquid-filled balloons since the issuance of the FDA letters to health care providers. While the advisory letters were specific to liquid-filled intragastric balloons and not the Allurion Smart Capsule, these letters could create negative perceptions of the entire gastric balloon category, which may cause negative consequences for us including requiring additional warnings, precautions and/or contraindications in the labeling, delaying or denying approval of our products, or possible review or withdrawal of any approval that we may obtain.

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

Anti-Kickback Statute

The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the furnishing, recommending, purchasing, leasing, ordering, or arranging for, a good or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value, including payments to physicians or other providers, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments and providing anything of value at less than fair market value. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. These exceptions and safe harbors exist for various types of arrangements, including certain investment interests, leases, personal service arrangements, discounts, and management contracts. The failure of a particular activity to comply with all requirements of an applicable safe harbor regulation does not mean that the activity violates the federal Anti-Kickback Statute or that prosecution will be pursued. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of the relevant facts and circumstances. Activities and business arrangements that do not fully satisfy each applicable exception or safe harbor may result in increased scrutiny by government enforcement authorities such as the Office of the Inspector General.

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

Coverage and reimbursement by a third-party payor may depend upon many factors, including the third-party payor’s determination that use of a product is:

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

The MDR became effective on May 26, 2021. The new Regulation follows the same process of conformity assessment, certificates of conformity and applying a CE mark to devices before they can be placed on the market. However, among other things, the MDR:

•
strengthens the rules on placing devices on the market (e.g., reclassification of certain devices and wider scope than the MDD) and reinforces surveillance once they are available;
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

Environmental Laws

The costs and effects of our compliance with applicable environmental laws during fiscal years 2024 and 2025 were, and historically have been, immaterial and we do not expect any material change in expenditures in the near future.

Human Capital Resources

As of December 31, 2025, we had 41 employees, 38 of whom were full-time, consisting of clinical, research and development, operations, regulatory and quality, sales, marketing, technology, finance, business analytics and human resources. This included 31 employees located in the U.S. From time to time, we also engage contractors, consultants and temporary employees to support our operations. None of the U.S. employees are subject to collective bargaining agreements or represented by a labor union. We consider our relationship with our employees to be good.

On August 5, 2025, the Company's board of directors approved a restructuring plan to reduce operating expenses and better align its workforce with the needs of its business. Under the restructuring plan, the Company reduced its workforce by approximately 70 roles (approximately 65%). The majority of the restructuring was completed in the third and fourth quarter of 2025.

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
•
We have incurred losses to date and expect to incur losses for the foreseeable future. Our ability to achieve and maintain profitability depends on the commercial success of the Allurion Smart Capsule, and we expect our revenues to continue to be driven primarily by sales of the Allurion Smart Capsule.
•
The failure of the Allurion Smart Capsule to achieve and maintain market acceptance, especially in the United States where we just received FDA approval in February 2026, could result in achieving sales or profitability below our expectations, which would cause our business, financial condition, and operating results to be materially and adversely affected.
•
Commercial success of the Allurion Smart Capsule in the United States or elsewhere depends on our ability to accurately forecast customer demand and manufacture sufficient quantities of product that patients and health care providers request, and to manage inventory effectively. The failure to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
•
Our current international operations and any expansion of our business in the United States or internationally expose us to business, regulatory, political, operational, financial, and economic risks associated with doing business internationally.
•
Except for limited exceptions, we do not expect health care providers or patients will receive third-party reimbursement for treatment with our products in the near future. As a result, we expect that our success will depend on the ability and willingness of health care providers to adopt self-pay practice management infrastructure and of patients to pay out-of-pocket for treatment with our products.
•
Changes in coverage and reimbursement for obesity treatments and procedures could affect the adoption of the Allurion Program and our future revenues.
•
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

•
Even with regulatory approval for the Allurion Balloon in the United States and elsewhere, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.
•
The regulatory approval process is expensive, time consuming, and uncertain, and may prevent us from obtaining approvals for the commercialization of the Allurion Smart Capsule or other products.
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
•
We have incurred net operating losses in the past and expect to incur net operating losses for the foreseeable future, and there is substantial doubt about our ability to continue as a going concern.
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
•
We receive the majority of our revenue from sales to health care providers and third-party distributors, and the failure to collect receivables from them could adversely affect our financial position and results of operations.
•
We have restated certain of our previously issued financial statements, which may lead to additional risks and uncertainties, including unanticipated costs, legal proceedings and regulatory actions, and may adversely affect investor confidence, our share price, our reputation and our ability to raise capital in the future.
•
Trading of our securities on the NYSE was suspended for failure to meet the NYSE's market capitalization standard, and failure to resume trading on the NYSE or a permanent delisting of our securities by the NYSE could have an adverse impact on the perception of our Company and its securities, the trading volume, liquidity, volatility, and market price of our common stock, and our ability to raise capital on favorable terms.
•
Our Securities Trade on an Over‑the‑Counter Market, Which Subjects Investors to Significant Risks Related to Liquidity, Volatility, and Limited Market Visibility.
•
Our share price may be volatile, and purchasers of our securities could incur substantial losses.
•
Our strategic restructuring and cash preservation activities, including the reduction in force, may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
•
The U.S. Congress, the presidential administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

Risks Related to the Development and Commercialization of Our Products

We have a limited operating history and may face difficulties encountered by companies early in their commercialization in competitive and rapidly evolving markets.

The Allurion Smart Capsule has been marketed in countries outside of the United States since 2016 and in the United States since March 2026, and as such, we have a limited operating history upon which to evaluate our business and forecast our future revenue and operating results. In assessing our business prospects, you should consider the various risks and difficulties frequently encountered by companies early in their commercialization in competitive markets, particularly companies that develop and sell medical devices. These risks include our ability to:

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

We have incurred losses to date and expect to incur losses for the foreseeable future, our ability to achieve and maintain profitability depends on the commercial success of the Allurion Smart Capsule, and we expect our revenues to continue to be driven primarily by sales of the Allurion Smart Capsule.

We have incurred losses to date and expect to continue to incur losses for the foreseeable future. Sales of the Allurion Smart Capsule and related accessories, which have occurred outside of the U.S. accounted for substantially all of our revenues for the years ended December 31, 2025 and 2024, and we expect our revenues to continue to be driven primarily by sales of the Allurion Smart Capsule. In order to achieve and sustain profitability, our revenues from sales of the Allurion Smart Capsule will need to grow beyond the levels we have achieved in the past. If health care providers and/or patients do not perceive our products to be competitive in features, efficacy and safety when compared to other products in the market, or if demand for the Allurion Smart Capsule or for weight loss procedures and programs in general decreases, we may fail to achieve sales levels that provide for future profitability.

Our ability to successfully market the Allurion Smart Capsule and our other current and future product and service offerings depends on numerous factors, including but not limited to:

•
acceptance of the Allurion Smart Capsule as safe and effective by patients, caregivers and the medical community;
•
an acceptable safety profile of the Allurion Smart Capsule in markets where we have obtained regulatory approvals;
•
successful completion of remediation programs to resume sales of the Allurion Smart Capsule in any country that suspends sales of our products;
•
outcomes of current and future clinical trials of, and trials involving, the Allurion Smart Capsule;
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

•
our success in educating health care providers and patients about the benefits, administration and use of the Allurion Smart Capsule;
•
the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•
the willingness of patients to pay out-of-pocket for the Allurion Smart Capsule and/or Allurion VCS in the absence of coverage and reimbursement for such treatment;
•
the success of our internal sales and marketing organization and the sales forces of our distributors; and
•
continued demand for weight loss using balloon products, which may be adversely affected by events involving our products or those of our competitors, among other things.

Some of these factors are beyond our control. If we are unable to continue to commercialize the Allurion Smart Capsule and our other current and future products and services, or are unable to obtain distributors or partners to commercialize them, we may not be able to replicate existing, or produce any incremental revenues related to the Allurion Smart Capsule and our other current and future products and services. This would result in an adverse effect on our business, financial condition, results of operations and growth prospects.

The failure of the Allurion Smart Capsule to achieve and maintain market acceptance, especially in the United States where we just received FDA approval in February 2026, could result in us achieving sales below our expectations, which would cause our business, financial condition and operating results to be materially and adversely affected.

Our current business and growth strategy is highly dependent on the Allurion Smart Capsule achieving and maintaining market acceptance, including in the United States, a geography in which we have no commercial history. In order for us to sell our products to healthcare providers and, ultimately, weight loss patients, we must convince them that our products are an attractive alternative to competitive treatments for patients who are obese and overweight, including traditional pharmaceutical therapies and more aggressive bariatric surgical treatments, such as gastric bypass and sleeve gastrectomy. Market acceptance and adoption of the Allurion Smart Capsule depends on educating health care providers on its safe and appropriate use, as well as the cost, safety, comfort, tolerability, ease of use, and effectiveness of the Allurion Program compared to other treatments. If we are not successful in convincing existing and potential customers of the benefits of our product, or if we are not able to achieve the support of health care providers for our product, our sales may decline or we may achieve sales below our expectations.

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
•
lack of evidence supporting the safety, ease-of-use or other perceived benefits of the Allurion Smart Capsule over competitive products or other currently available weight loss treatment alternatives;
•
perceived risks or uncertainties, or actual adverse events or other undesirable side effects, associated with the use of our gastric balloon, or components thereof, or of similar products or technologies of our competitors;
•
any adverse legal action, including products liability litigation, against us or our competitors relating to the Allurion Smart Capsule or similar products or technologies;
•
the withdrawal or modification of any regulatory approvals for our products; and
•
results of clinical studies relating to the Allurion Smart Capsule or similar competitive products.

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

If the Allurion Smart Capsule, or any other therapy or product that we may develop, does not achieve and maintain widespread market acceptance, we may fail to achieve sales consistent with our projections, in which case our business, financial condition and operating results could be materially and adversely affected.

Commercial success of the Allurion Smart Capsule in the United States or elsewhere depends on our ability to accurately forecast customer demand and manufacture sufficient quantities of product that patients and health care providers request, and to manage inventory effectively. The failure to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Manufacturing of the Allurion Smart Capsule requires capital expenditures and a highly-skilled workforce. There is a significant lead time to build and certify a new manufacturing facility. Although we believe our current facilities will give us adequate manufacturing capacity to meet demand for at least the next two years, we have, in the past, been unable to fill all incoming orders to meet growing demand. Having received FDA approval, we intend to rely on our existing manufacturing facilities to supply products in the United States. If demand increases faster than we expect, or if we are unable to produce the quantity of goods that we expect with our current facilities, we may not be able to grow revenue at an optimal rate. There may be other negative effects from supply shortages, including loss of our reputation in the marketplace and a negative impact on our relationships with our distributors, which could have a material adverse effect on our business, financial condition, results of operations, and growth prospects. We may also need to engage others to assist with the manufacture our products, a process which requires extensive time and resources, and we cannot guarantee that any manufacturing partner would be able to manufacture our products to our specifications and quality standards.

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

Except for limited exceptions, we do not expect health care providers or patients will receive third-party reimbursement for treatment with our products in the near future. As a result, we expect that our success will depend on the ability and willingness of health care providers to adopt self-pay practice management infrastructure and of patients to pay out-of-pocket for treatment with our products.

Certain elective treatments, such as an intragastric balloon, are typically not covered by insurance. Accordingly, we do not expect, except with limited exceptions, that any third-party payors will cover or reimburse health care providers or patients for the Allurion Program. As a result, we expect that our success will depend on the ability and willingness of health care providers that may not have historically operated a self-pay practice to adopt the policies and procedures needed to successfully operate such a practice. Our sales and marketing efforts have historically targeted bariatric surgeons, gastroenterologists, plastic surgeons and other health care providers.

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

Our success will also depend on the ability and willingness of patients to pay out-of-pocket for treatment with our products. Adverse changes in the economy, including from heightened inflation, higher interest rates, and geopolitical conflicts such as the Russia-Ukraine war, the Israel-Hamas war, and the Israel/United States - Iran war may cause consumers to reassess their spending choices and reduce the demand for elective treatments and could have an adverse effect on consumer spending. This shift could have an adverse effect on our revenues and operating results. In addition, the operations of the medical device distributors upon whom we rely to sell our products may be negatively impacted by any such adverse economic changes. If our distributors are unable to maintain their operations and effectively market and sell our products, our results of operations and business may suffer.

Furthermore, consumer preferences and trends may shift due to a variety of factors, including changes in demographic and social trends, public health initiatives and product innovations, which may reduce consumer demand for our products. The decision by a patient to elect to undergo treatment with the Allurion Smart Capsule may be influenced by a number of additional factors, such as:

•
the success of any sales and marketing programs, including direct-to-consumer marketing efforts, that we, or any third parties we engage, undertake;
•
the extent to which health care providers offer the Allurion Smart Capsule to their patients;
•
the extent to which the Allurion Smart Capsule satisfies patient expectations;

•
the cost, safety, comfort, tolerability, ease of use, and effectiveness of the Allurion Program as compared to other treatments; and
•
general consumer confidence, which may be impacted by economic and political conditions.

Our financial performance will be materially harmed if we cannot generate significant customer demand for the Allurion Smart Capsule.

Changes in coverage and reimbursement for obesity treatments and procedures could affect the adoption of the Allurion Program and our future revenues.

Historically, intragastric balloon products are not reimbursed by third-party payors, although a very limited number of balloon procedures have been subject to reimbursement in the U.K. and Kingdom of Saudi Arabia markets. We do not currently plan on submitting any requests to any third-party payor for coverage or billing codes specific to our products other than as allowed by the National Health Service in the United Kingdom and Ministry of Health in the Kingdom of Saudi Arabia. However, payors may change their coverage and reimbursement policies for intragastric balloon products as a category and/or for other obesity treatments and procedures, and these changes could negatively impact our business. For example, healthcare reform legislation or regulation that may be proposed or enacted in the future that results in a favorable change in coverage and reimbursement for competitive products and procedures in weight loss and obesity could also negatively impact adoption of our products and our future revenues, and our business could be harmed as we would be at an economic disadvantage when competing for customers. For more information, see section entitled "Business - Government Regulation - Other U.S. Healthcare Laws - Coverage, Reimbursement and Healthcare Reform.

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

Historically, our sales model has been to sell primarily through distributors rather than through our own sales force, but recently we have begun to transition certain territories to both a direct sales model and a hybrid sales model that includes both distributors and a direct sales effort. We believe that our reliance on distributors improves the economics of our business, as we do not carry the high fixed costs of a large direct sales force in many of the countries in which the Allurion Smart Capsule is commercially available. If we are unable to maintain or enter into such distribution arrangements on acceptable terms, or at all, we may not be able to successfully commercialize our products in certain countries. Furthermore, distributors can choose the level of effort that they apply to selling our products relative to others in their portfolio. The selection, training, and compensation of distributors’ sales personnel are within the distributor’s control rather than our own and may vary significantly in quality from distributor to distributor.

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

We currently engage in direct sales efforts in approximately 20 countries. We must hire, retain and motivate a significant number of sales and marketing personnel in order to support our existing operations and any future growth in these and other new countries. There is significant competition for quality personnel experienced in such activities, including from companies with greater financial resources than Allurion. If we are not successful in our efforts to continue recruiting, retaining, and motivating such personnel, we may not be able to increase our revenues, or we may increase our expenses in greater measure than our revenues, negatively impacting our operating results.

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

The effectiveness and safety of the Allurion Smart Capsule depends critically on our ability to educate health care providers on its safe and proper use. If we are unable to do so, we may not achieve our expected growth and may be subject to risks and liabilities.

In addition to educating health care providers on the clinical benefits of the Allurion Smart Capsule, we must also train health care providers on the safe and appropriate use of the Allurion Smart Capsule. If we are unable to provide an adequate training program with respect to the Allurion Smart Capsule, product misuse may occur that could lead to serious adverse events. Many health care providers may be unfamiliar with such treatments or find it more complex than competitive products or alternative treatments. As such, there is a learning process involved for health care providers to become proficient in the use of our products and it may take several procedures for a health care provider to be able to use the Allurion Smart Capsule comfortably. In addition, it is also critical for health care providers to be educated and trained on best practices in order to achieve optimal results, including patient selection and eligibility criteria and patient follow-up, as well as complementary methods of use such as diet or behavioral modification programs. Convincing health care providers to dedicate the time and energy necessary for adequate training is challenging, and we cannot assure you that we will be successful in these efforts. This training process may also take longer than we expect. In the event that health care providers are not properly trained in the use of the Allurion Smart Capsule and Allurion Program generally, they may misuse or ineffectively use our products for the treatment of patients. As a result, patients may experience adverse events or not be able to enjoy the benefits of our program or achieve the weight loss outcomes they expect, leading to dissatisfaction and market rejection of our products. In addition, misuse of our products in any stage of the treatment may result in, among other things, patient injury, adverse side effects, negative publicity or lawsuits against us. Any of these events could have an adverse effect on our business and reputation.

The misuse or off-label use of our products may harm our image in the marketplace, result in injuries that lead to product liability suits or result in costly investigations and sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

The Allurion Smart Capsule has been approved or cleared by regulatory authorities in the countries in which we sell it or in which we conduct our operations for specific indications. We do not promote the Allurion Smart Capsule for uses outside of approved or cleared indications for use, known as “off-label uses.” We cannot, however, prevent a health care provider from using our product off-label, when in the health care provider’s independent professional medical judgment he or she deems it appropriate. There may be increased risk of injury to patients if health care providers attempt to use our product off-label. Furthermore, the use of our product for indications other than those approved or cleared by regulatory authorities may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

Health care providers may also misuse our products, use improper techniques, ignore or disregard product warnings, contraindications or other information provided in training materials or product labeling, fail to obtain adequate training, fail to inform patients of the risks associated with procedures that utilize our product or fail to solicit sufficient information from patients regarding their health status or medical histories, any of which may potentially lead to injury and an increased risk of product liability claims. If our product is misused or used with improper techniques or insufficient information, we may become subject to costly litigation by our health care providers or their patients. Moreover, if patients fail to disclose medical conditions or to follow the pre- and post-placement instructions, medication program, and dietary guidelines in connection with their treatment with the Allurion Smart Capsule, there is the risk of injury. Such patients may also fail to achieve their desired results, which could harm our image in the marketplace.

The Allurion Gastric Balloon System, featuring the Allurion Smart Capsule, is approved in more than 80 countries, including the United States and the European Union. Maintaining regulatory approval in these jurisdictions may require further clinical trials and investment and cannot be guaranteed.

The U.S. FDA has required the Company to conduct a post-market approval trial to obtain data regarding the safety and performance of the Allurion Gastric Balloon System in the commercial setting. Completion of this post-approval trial, in a manner which results in data sufficient to maintain FDA approval, is subject to multiple risks, many of which are outside of our control. These include, but are not limited to, our ability to fund the ongoing trial from our operations or via additional fundraising; trial participants’ willingness and ability to return for follow-up trial visits; and maintenance of a suitable trial database over a long period of time. Even if completed and appropriately evaluated, the post-approval trial follow-up may reveal safety or other issues that impact the approved labeling, or may result in withdrawal of the Allurion Smart Capsule from the marketplace in the U.S. or elsewhere.

In addition, maintaining regulatory approval in each of our jurisdictions may require additional follow-up trials or other investment. Such follow-up trials would bear the same risks as the U.S. post-approval trial. Moreover, other investment may be required to maintain our regulatory approvals, and the Company may not be able to fund these investments when required, which could result in the loss of such approvals.

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
•
inability of any licensee of our intellectual property to manufacture, market, and sell high-quality products under the Allurion brand name or a third-party brand name;
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

Our products are registered to be sold in over 50 countries, and we operate subsidiaries in Australia, France, the United Arab Emirates, the United Kingdom, the United States, Italy, Spain and Mexico. Our business strategy contemplates continued international operations in key markets, including partnering with medical device distributors and introducing the Allurion Smart Capsule and other products outside the United States. The sale and shipment of our products internationally, as well as the purchase of components from international sources, subjects us to potential trade, export, import and customs, and economic sanctions regulations and laws.

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

Negative publicity, product defects and any resulting litigation concerning our products or our competitors’ products could harm our reputation and reduce demand for the Allurion Smart Capsule, either of which could negatively impact our financial results.

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

Moreover, if we, the FDA or a comparable foreign regulatory authority discover previously unknown problems with our products, such as adverse events of unanticipated severity or frequency, or problems with the facilities where our products are manufactured, or if a regulatory authority disagrees with the promotion, marketing or labeling of our products, a regulatory authority may impose restrictions relative to such product, the manufacturing facility or us, including requesting a recall or requiring withdrawal of the product from the market or suspension of manufacturing. For example, on August 6, 2024, the ANSM suspended sales of the Allurion Smart Capsule in France due to adverse events, and we withdrew the Allurion Smart Capsule from the French market, pending implementation of a remediation plan. While the ANSM has since lifted its suspension following our completion of a remediation plan, other regulatory authorities may in the future take action with respect to our products, and there is no guarantee that we will be able to successfully implement a remediation plan or other remedial measures to the satisfaction of any such regulatory authority, and we could be delayed or prevented from resuming sales of the Allurion Smart Capsule in the affected territory as a result. A withdrawal from the market in a country, and the risks identified by the applicable regulatory authority, could negatively affect the market acceptance of the Allurion Smart Capsule.

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

Our business, headcount, and operations have both expanded and contracted, in the United States and abroad, since our inception, and we anticipate operational changes in the future as we enhance our product development efforts and refine our marketing and distribution strategies. While we expect to continue to grow headcount and operations over the long-term, we have executed a number of restructuring plans since January 2024, designed to more closely align our cost structure with near-term revenue expectations, improve our capital structure, and accelerate the path to profitability.

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

In addition, our ability to achieve the anticipated benefits from the restructuring plans within the expected time frame, or at all, are subject to successful execution of management’s estimates and assumptions and may vary materially from our expectations, including as a result of factors that are beyond our control. If we do not realize the expected benefits of the restructuring plans on a timely basis, or at all, our business, results of operations and financial condition could be adversely affected. Furthermore, following completion of the restructuring plans, our business may not be more efficient or flexible than prior to implementation. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reductions.

In the future, should demand for our products and services significantly increase, including as a result of our recent regulatory approval in the United States, we may need to increase the number of our employees and the scope of our operations, particularly in the areas of regulatory affairs and sales and marketing. We also intend, now and in the future, to continue to improve our operational, financial and management controls and reporting systems and procedures, which may require additional personnel and capital investments and will increase our costs. Such business growth could place a strain on our existing administrative and operational infrastructure, and we may not be able to make improvements to our personnel infrastructure in an efficient or timely manner, or at all. In addition, we may discover deficiencies in existing systems and controls.

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

We face an inherent risk of product liability exposure related to the sale of the Allurion Smart Capsule and any products in clinical trials. The marketing, sale and use, misuse or off-label use of the Allurion Smart Capsule and our other current and future products could lead to the filing of product liability claims against us if someone alleges that our products failed to perform as designed or caused significant adverse events in patients. We may also be subject to liability for a misunderstanding of, or inappropriate reliance upon, the information we provide. If we cannot successfully defend ourselves against claims that the Allurion Smart Capsule or our other current or future products caused injuries, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Any future collaboration agreements (including with respect to product manufacturing, distribution, or commercialization) we may enter into with respect to our current or future products may place the development or commercialization of such products outside our control, or may otherwise be on terms unfavorable to us.

We may enter into collaboration agreements with third parties with respect to our current or future products, including for distribution or commercialization in or outside the United States. Our likely collaborators for any distribution, marketing, licensing, manufacturing, or other collaboration arrangements include large and mid-size medical device and diagnostic companies, regional and national medical device and diagnostic companies, and distribution or group purchasing organizations. We will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our products. Our ability to generate revenue from these arrangements will depend in part on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

Risks Related to Government Regulation

Upon receipt of regulatory approval to market the Allurion Smart Capsule in a given jurisdiction, we are (or will be) subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.

When a regulatory approval is obtained, the approved product and its manufacturer are subject to continual review by regulatory authorities. Our regulatory approvals for the Allurion Smart Capsule, as well as any future regulatory approval that we receive for the Allurion Smart Capsule or for any of our other products, may be subject to limitations on the indicated uses for which the product may be marketed. Future approvals may contain requirements for potentially costly post-marketing follow-up trials to monitor the safety and efficacy of the approved product. In addition, we are subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for our products. In addition, we are required to comply with regulations regarding the manufacture of the Allurion Smart Capsule, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must inspect these manufacturing facilities and determine they are in compliance with FDA good manufacturing practice requirements as set forth in the QSR before the products can be approved.

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

Undesirable side effects caused by the Allurion Smart Capsule could: cause us, the FDA or other applicable regulatory authorities to interrupt, delay or halt clinical trials, result in more restrictive labeling than originally required, cause the FDA to subsequently withdraw or modify our PMA should we receive approval, or result in the delay, denial or withdrawal of regulatory approval by other regulatory authorities. For example, in the 1980s and early 1990s, the FDA required post-market safety and efficacy data be collected on an earlier version of an intragastric balloon after patients suffered severe side effects and complications with the device, which ultimately resulted in the withdrawal of the PMA approval.

As of December 31, 2025, we had sold over 200,000 units of the Allurion Smart Capsule in international markets. In our commercial experience, the serious adverse event ("SAE") rate has been less than 0.2% and has been similar to the SAE profile reported in the literature.

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

•
our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the Allurion Smart Capsule and could substantially increase the costs of commercializing our product and significantly impact our ability to successfully commercialize our product and generate product sales.

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

Even though we do not and will not control referrals of health care services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state health care laws and regulations pertaining to fraud and abuse and patients’ rights may be applicable to our business. Now we are approved by the FDA to market our products in the U.S., we could be subject to health care fraud and abuse, transparency, and patient privacy regulation by both the federal government and the states in which we conduct our business. For more information, see the section entitled “Business – Other U.S. Healthcare Laws.”

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

As of December 31, 2025, we own or have rights to 23 issued and four pending patents in the United States related to various aspects of the Allurion Smart Capsule such as a swallowable, self-deflating and naturally passing gastric balloon, improvements to the fill and release valves therein, methods for deploying and releasing a gastric balloon within the body, and next generation fill and release valves. In addition, we have 43 issued and four patents pending outside of the United States. Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the U.S. and in other countries with respect to our proprietary technology and products.

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

A third party may hold intellectual property, including patent rights, that we may determine are important or necessary to the development of our technology and products, or that a court may determine is infringed by the Allurion Smart Capsule. In addition, it may be necessary for us to use the patented or proprietary technology of one or more third parties to commercialize our current and future products. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

Risks Related to Our Financial Condition and Capital Requirements

We have incurred net operating losses in the past and expect to incur net operating losses for the foreseeable future and there is substantial doubt about our ability to continue as a going concern.

We have incurred net operating losses since our inception, and we do not expect to be profitable in 2025. While we instituted cost reduction initiatives in recent years and are directing our efforts to become EBITDA positive in 2026, we expect to continue to incur significant sales and marketing and R&D expenses to operate our business and perform clinical research related to, among other things, the effects of the combination of the Allurion Smart Capsule and GLP-1 therapy on muscle mass and long-term GLP-1 adherence. Investment in medical device product development, particularly clinical trials, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate safety or effectiveness.

We expect to generate significant operating losses for the foreseeable future. As of December 31, 2025 and December 31, 2024, we had an accumulated deficit of $251.0 million and $222.2 million, respectively. Based on our recurring losses from operations incurred since inception, the expectation of continuing operating losses for the foreseeable future, the potential need to raise additional capital to finance our future operations and debt service payments, and noncompliance with financial covenants under our credit facilities, we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that the consolidated financial statements for the year ended December 31, 2025 are issued.

We expect that our future financial results will depend primarily on our success in launching, selling and supporting the Allurion Smart Capsule and other products that are part of our weight loss platform. This will require us to be successful in a range of activities, including manufacturing, marketing, and selling the Allurion Smart Capsule. We may not succeed in these activities and may never generate revenue that is sufficient to be profitable in the future. Even if we are profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our planned products, market our current and future products, or continue our operations.

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

We have restated certain of our previously issued financial statements, which may lead to additional risks and uncertainties, including unanticipated costs, legal proceedings and regulatory actions, and may adversely affect investor confidence, our share price, our reputation and our ability to raise capital in the future.

We have restated certain of our previously issued financial statements for the fiscal years ended December 31, 2023 and 2024, as well as the quarters ended March 31, 2024, June 30, 2024, September 30, 2024, and March 31, 2025 (the "Affected Periods"). The determination to restate the financial statements for the Affected Periods was made by our Audit Committee following the identification of an error that caused both overstatements and understatements of Other comprehensive income (loss) as reflected in the consolidated statements of comprehensive income (loss), Other income (expense) as reflected in the consolidated statements of operations, Net income (loss) as reflected in the consolidated statements of comprehensive loss and consolidated statements of operations, and Accumulated deficit as reflected in the consolidated balance sheets and consolidated statements of stockholders' deficit. The Audit Committee concluded that the previously issued financial statements for the Affected Periods should no longer be relied upon. As a result, the Company has filed amendments to its Annual and Quarterly Reports to restate its previously issued audited and unaudited consolidated financial statements for the Affected Periods.

The restatement of our previously issued financial statements was time-consuming and expensive. The restatement, the related material weaknesses in our internal control over financial reporting, and other related impacts could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows, including unanticipated costs for accounting and legal fees in connection with or related to the restatement and various legal and regulatory challenges. These challenges could include securities class action lawsuits, stockholder derivative suits, and enforcement actions by regulatory authorities such as the SEC and NYSE. Such proceedings may allege violations of federal securities laws, deficiencies in our disclosure controls and procedures, or other corporate governance issues. Defending against these matters is time-consuming and costly and will divert management's attention from our business operations. Adverse outcomes could result in substantial monetary damages, penalties, injunctive, or other relief, and even if resolved favorably, we may incur significant legal expenses. These potential liabilities and costs could materially and adversely impact our business, financial condition, and results of operations.

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

In August 2025, we implemented a strategic restructuring, including a reduction in force. In connection with the reduction in force, we expect to incur costs of approximately $1.8 million, which are primarily one-time severance benefits. We may not realize, in full or at all, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our reduction in force may be disruptive to our operations. For example, headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of remaining employees.

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

•
our ability to successfully commercialize, and realize revenues from sales of, the Allurion Smart Capsule and other products and services;
•
the success of competitive products or technologies;
•
results of clinical trials of the Allurion Smart Capsule or other current or future products or those of our competitors;
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
•
limited liquidity for our securities on the national exchange on which they are traded; and
•
the other risks described in this “Risk Factors” section.

These broad market and industry factors may harm the market price of our securities, regardless of our operating performance. Stock markets in general and our stock price in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our Company. For example, from January 1, 2025 to December 31, 2025, the closing price per share of our common stock on the NYSE ranged from as high as $10.43 to as low as $1.13 and daily trading volume ranged from approximately 8,300 to 74,451,700 shares. Investors that purchase our securities may lose their investments if the price of our common stock subsequently declines. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could adversely affect our business, financial condition, results of operations and growth prospects.

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

In addition, on December 18, 2023, we entered into the Purchase Agreement with Chardan Capital Markets (“Chardan”) related to a “ChEF,” Chardan’s committed equity facility (the “Chardan Equity Facility”). Pursuant to the Purchase Agreement, Chardan shall purchase from us up to $100.0 million of shares of our common stock, upon the terms and subject to the conditions and limitations set forth in the Purchase Agreement. As of March 17 2026, we have sold 377,879 shares of our common stock to Chardan as Purchase Shares (as defined in the Chardan Purchase Agreement) under the Chardan Purchase Agreement, for aggregate net cash proceeds to us of approximately $1.8 million. .

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of the NYSE or other national exchange on which our securities are traded, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations and financial condition. Although we already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.

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

In connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2025 and 2024, we identified material weaknesses in our internal control over financial reporting that we are currently working to remediate, which relate to: (a) insufficient segregation of duties in the financial statement close process; (b) a lack of sufficient levels of staff with public company and technical accounting experience to maintain proper control activities and perform risk assessment and monitoring activities; and (c) insufficient information systems controls, including access and change management controls. We have concluded that these material weaknesses in our internal control over financial reporting occurred because we do not have the necessary business processes, personnel and related internal controls to operate in a manner to satisfy the accounting and financial reporting timeline requirements of a public company.

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

Trading of our securities on the NYSE was suspended for failure to meet the NYSE's market capitalization standard, and failure to resume trading on the NYSE or a permanent delisting of our securities by the NYSE could have an adverse impact on the perception of our Company and its securities, the trading volume, liquidity, volatility, and market price of our common stock, and our ability to raise capital on favorable terms.

On March 2, 2026, we received a letter (the “Delisting Notice”) from the staff of the NYSE indicating the Company did not meet certain of the Exchange’s continued listing standards as set forth in Section 802.01B of the NYSE Listed Company Manual, which requires listed companies to maintain either (i) at least $50 million in stockholders’ equity or (ii) at least $50 million in total market capitalization on a 30-trading day average basis and that the Exchange will be commencing delisting proceedings. This Delisting Notice came at the end of an 18-month period during which the Company was trying to remediate this market capitalization requirement. The Company appealed this determination and is seeking a review by a Committee of the Board of Directors of the Exchange (the “Committee”).

On March 6, 2026, we received a second letter from the NYSE indicating it has determined to commence proceedings to delist the Company’s Common Stock, and warrants to purchase 0.056818 shares of Common Stock, with an exercise price of $202.50 per share of Common Stock, as a result of the Company’s non-compliance with Rule 802.01B of the NYSE Listed

Company Manual that requires listing companies to maintain an average global market capitalization of at least $15 million over a period of 30 consecutive trading days. Trading in the Company’s securities on the NYSE was suspended after market close on March 6, 2026. The Company has also appealed this delisting determination and expects a hearing with the Committee.

We cannot assure you that we will be successful in our appeal or otherwise cure the deficiencies with the NYSE’s listing standards. If the Company is unsuccessful in its appeal, the Company expects the NYSE will file a Form 25 with the SEC, which would result in the delisting of the Company’s Common Stock and Warrants from the NYSE on the tenth day after the Form 25 is filed.

The suspension of trading of our securities on the NYSE, or a permanent delisting of our securities from the NYSE, could negatively impact us as it could negatively impact investors’ perception of our Company and our securities. Securities that are not listed on a national securities exchange typically experience lower trading volumes, wider bid‑ask spreads, and greater price volatility. As a result, this may have a negative impact on the trading price of our common stock, and investors may find it more difficult to buy or sell our securities at desired prices or at all. Reduced liquidity may also impair our ability to raise capital on favorable terms, if at all. In addition, not trading on a national exchange may limit interest from institutional investors, analysts, and other market participants, which could further depress the market price of our securities and restrict our access to equity or debt financing.

The suspension or delisting of our securities from the NYSE gives the holder of our convertible notes, at its option, to require the Company to repurchase these notes for cash.

Under the terms of our Amended Note Purchase Agreement with RTW, the suspension or delisting of the Company’s securities constitutes a “Make Whole Fundamental Change” (as defined) and provides the holder of our convertible notes the option to cause the Company to repurchase these convertible notes for cash. The cash out value of these notes is $42.9_million as of December 31, 2025, which far exceeds the cash available to the Company.

Our Securities Trade on an Over‑the‑Counter Market, Which Subjects Investors to Significant Risks Related to Liquidity, Volatility, and Limited Market Visibility.

Our securities currently trade on an over‑the‑counter (“OTC”) market rather than on a national securities exchange. OTC markets generally provide less liquidity, less analyst coverage, and fewer investor protections than exchanges such as the NYSE or Nasdaq. As a result, investors may experience greater difficulty buying or selling our securities, and the market price of our securities may be more volatile, less transparent, and more susceptible to price manipulation.

Because OTC markets typically attract fewer institutional investors and receive limited media and research attention, our ability to increase investor awareness, attract new shareholders, or raise capital on favorable terms may be adversely affected. Reduced liquidity may also impair the accuracy of market valuations, which could result in significant fluctuations in the trading price of our securities unrelated to our operating performance. In addition, companies quoted on OTC markets are often perceived as higher‑risk or less established than exchange‑listed companies. This perception may negatively affect our reputation, business relationships, and ability to retain or recruit employees. If we are unable to improve our financial condition, corporate governance profile, or reporting history sufficiently to qualify for listing on a national securities exchange in the future, investors may continue to face the risks associated with OTC trading for an extended period.

An active trading market may not be available on a consistent basis to provide stockholders with adequate liquidity. The price of our Common Stock may be extremely volatile, and stockholders could lose all or part of their investment.

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

In November 2025 we entered into a securities purchase agreement with certain accredited investors pursuant to which we issued and sold 2,994,012 shares of common stock and accompanying warrants to purchase up to 2,994,012 shares of common stock at an offering price of $1.67 per share and accompanying warrant.

Additionally, in February 2026, we entered into the Inducement Letter, where the Company agreed to amend the Existing Warrants by lowering the exercise price of the Existing Warrants to $1.15 per share. Additionally, the Exercising Holders agreed to exercise for cash certain of their Existing Warrants to purchase an aggregate of 2,659,565 shares of Common Stock in exchange for the Company’s agreement to issue to such Exercising Holder New Warrants to purchase up to an aggregate of 5,319,130 shares of Common Stock at an exercise price of $1.15.

While some of our securityholders may experience a positive rate of return based on the current trading price, public securityholders may not experience a similar rate of return on the securities they purchased due to differences in the purchase prices they paid and the trading price at the time of sale and may instead experience a negative rate of return on their investment. On March 17, 2026, the last quoted sale price for our common stock as reported on the OTC was 0.60 per share.

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

As of March 17, 2026, there were outstanding: (i) 13,206,720 Public Warrants to purchase an aggregate of 750,383 shares of common stock at an exercise price of $202.50 per share, (ii) 14,380 Rollover Warrants to purchase an aggregate of 14,380 shares of common stock at exercise prices ranging from $0.50 per share to $303.50 per share outstanding, (iii) 662,701 July 2024 Public Warrants to purchase an aggregate of 662,701 shares of common stock at a weighted average exercise price of $11.42 per share, (iv) 90,407 Private Placement Warrants to purchase an aggregate of 90,407 shares of common stock at an exercise price of $30.00 per share, (v) 375,001 January 2025 Warrants to purchase an aggregate of 375,001 shares of common stock at an exercise price of $6.00 per share, (vi) 544,356 February 2025 Warrants to purchase an aggregate of 544,356 shares of common stock at an exercise price of $5.23 per share, (vii) 535,372 Leavitt Private Placement Warrants to purchase an aggregate of 535,372 shares of common stock at an exercise price of $5.23 per share, (viii) 2,455,090 November 2025 Warrants to purchase an aggregate 2,455,090 shares of common stock at an exercise price of $1.67, and (ix) 5,319,130 New Warrants to purchase up to an aggregate 5,319,130 shares of common stock at an exercise price of $1.15.

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

The exercise prices of the warrants, in certain circumstances, may be higher than the prevailing market price of our underlying common stock and the cash proceeds to us associated with the exercise of such warrants are contingent upon our stock price. The value of our common stock may fluctuate and may not exceed the exercise price of the existing warrants at any given time. As of December 31, 2025, all of our Public Warrants, each of which has an exercise price of $202.50 per share, our July 2024 Public Warrants, each of which has an exercise price of $6.00 or $30.00 per share, our January 2025 Warrants, each which has an exercise price of $6.00 per share, our February 2025 Warrants, each which has an exercise price of $5.23 per share, our Leavitt Private Placement Warrants, each which has an exercise price of $5.23 per share, and our November 2025 Warrants, each of which has an exercise price of $1.67 per share, are “out of the money,” meaning the exercise price is higher than the market price of our common stock. As of December 31, 2025, 893 Rollover Warrants have been exercised. Of the 14,380 Rollover Warrants outstanding as of December 31, 2025, 11,446 of such warrants (2,231 of which have an exercise price of $26.25, 392 of which have an exercise price of $28.25, 5,203 of which have an exercise price of $168.25, and 3,620 of which have an exercise price of $303.50) are “out of the money.” Holders of such “out of the money” warrants are not likely to exercise such warrants. There can be no assurance that such warrants will be in the money prior to their respective expiration dates, and therefore, we may not receive any cash proceeds from the exercise of such warrants.

Certain of our existing warrants are accounted for as liabilities and the changes in value of such warrants could have a material effect on, or cause volatility in, our financial results.

In connection with the Business Combination, we assumed our Public Warrants to purchase up to 750,383 shares of our common stock (which were originally issued as warrants to purchase shares of Compute Health Class A common stock in connection with Compute Health’s IPO) and Rollover Warrants to purchase up to 14,380 shares of our common stock (which were originally issued as warrants to purchase shares of Legacy Allurion Common Stock and Legacy Allurion Preferred Stock). Additionally, in July 2024 we issued the July 2024 Public Warrants to purchase up to 662,701 shares of our common stock and the Private Placement Warrants to purchase up to 90,407 shares of our common stock. In January 2025 we issued the January 2025 Warrants to purchase up to 1,240,000 shares of our common stock. In February we issued the February 2025 Warrants to purchase up to 1,800,000 shares of common stock and February 2025 Private placement warrants to purchase up to 535,372 shares of common stock. We evaluated the accounting treatment of such warrants and determined to classify certain of such warrants as liabilities measured at fair value. The fair value of such warrants is remeasured on a quarterly basis with changes in the estimated fair value recorded in Other income (expense) on the consolidated statement of operations and comprehensive loss. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on such warrants each reporting period and that the amount of such gains or losses could materially impact or cause volatility in our financial results. For example, upon consummation of the Business Combination, the total value of the liability associated with the Public Warrants was $13.8 million measured at fair value based on the Public Warrant quoted price. However, at December 31, 2025, the fair value of the liability associated with the Public Warrants was determined to be $0.2 million.

Our Earn-Out Shares are accounted for as liabilities and the changes in value of such shares could have a material effect on, or cause volatility in, our financial results.

In connection with the Business Combination, holders of Legacy Allurion common stock and Legacy Allurion preferred stock and holders of vested options, warrants and restricted stock units exercisable or convertible into Legacy Allurion capital stock received the contingent right to receive additional shares of our common stock (the Shares”) upon the achievement of certain targets. We evaluated the accounting treatment of our Shares and determined to classify such shares as liabilities measured at fair value. The fair value of such shares is remeasured on a quarterly basis over the period with changes in the estimated fair value recorded in other income (expense) on the consolidated statement of operations and comprehensive loss. Due to the recurring fair value measurement, we expect that we will recognize gains or losses on our Shares each reporting period and that the amount of such gains or losses could materially impact or cause volatility in our financial results. For example, upon consummation of the Business Combination, the fair value of the liability associated with the Earn-Out Shares was initially valued and recorded as $53.0 million. However, at December 31, 2025, the fair value of the liability associated with the Earn-Out Shares was determined to be less than $0.1 million.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Cyber Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing risks from cybersecurity threats. We have implemented a cybersecurity risk management program scoped in accordance with our risk profile and our financial condition. This program is informed by and incorporates elements of recognized industry standards. Our cybersecurity risk management strategy has historically been guided by both internal cybersecurity risk assessments and third-party information security audits.

We have historically leveraged the support of third-party information technology and security providers as part of our cybersecurity risk management program, including for penetration testing. Further, we have adopted written information security policies and procedures, including an incident response plan, which is designed to establish our processes for identifying, responding to, and recovering from cybersecurity incidents.

We have also historically implemented a process to assess and review the cybersecurity practices of certain third-party vendors and service providers, including through the use of vendor security questionnaires. Additionally, the Company’s employees have gone through cybersecurity awareness training covering topics such as general cybersecurity best practices, phishing, data protection, password protection, and network security.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, like other companies in our industry, we and our third-party vendors may, from time to time, experience threats and security incidents that could affect our information or systems. For more information, please see the section entitled "Risk Factors".

Governance Related to Cybersecurity Risks

Our cybersecurity risk management program has historically been managed by our Information Security Management Committee (the “InfoSec Committee”). The InfoSec Committee has historically been made up of a cross-disciplinary team, including the Company’s then Chief Information Security Officer (CISO), Chief Legal Officer, VP of People, and senior members from the Company’s R&D & Engineering, Global Marketing, and Medical Affairs teams. The InfoSec Committee met on a monthly basis to provide oversight of the Company's information security management system ("ISMS"), review the performance and effectiveness of the ISMS, and review and discuss the direction of the Company’s cybersecurity program, among other responsibilities. The committee also historically performed an annual audit to ensure Allurion's ISMS is effectively implemented and maintained. Our CISO was responsible for the day-to-day oversight of the assessment and management of our information security program and cybersecurity risks.

The Board also engages in oversight of cybersecurity risks. With the input of the InfoSec Committee, our CISO may provide periodic updates to the Board on matters related to cybersecurity as needed.

Item 2. Properties.

Our corporate headquarters are located in Natick, Massachusetts, where we lease approximately 9,900 square feet of office space pursuant to a lease agreement that commenced on June 15, 2016 and expires on February 28, 2028. We also lease approximately 10,200 square feet of manufacturing space in Natick, Massachusetts pursuant to a lease agreement that commenced on January 8, 2018 and expires on February 28, 2028. We also lease approximately 9,800 square feet of warehouse space in Hudson, Massachusetts pursuant to a lease agreement that commenced on February 11, 2022 and expired on February 28, 2026. We believe that our existing facilities are suitable and adequate for our needs.

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

Holders

As of March 17, 2026, there were 179 record holders of our common stock and 1 record holder of our Public Warrants. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in the street name by brokers and other nominees. This number of record holders also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We do not intend to pay dividends on our common stock unless future profits warrant such action.

Equity Plan Information

See "Equity Plan Information" under Part III, Item 12 of this Annual Report on Form 10-K for information about our equity plans approved, and not approved, by stockholders.

Sales of Unregistered Securities and Purchases by the Issuer and Affiliated Purchasers

All sales of unregistered securities by us during the year ended December 31, 2025 have been previously disclosed. There were no purchases of our common stock by the Company or any affiliated purchaser during the quarter ended December 31, 2025.

Use of Proceeds

Not applicable.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion and analysis should be read together with the consolidated financial statements as of and for the years ended December 31, 2025 and December 31, 2024, included in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the sections titled “Cautionary Statement Regarding Forward-Looking Statements" and “Risk Factors” in other parts of this Annual Report on Form 10-K. For purposes of this section, all references in this discussion and analysis to “Allurion,” the “Company”, “we,” “us,” or “our” refers to the business and operations of Allurion and its consolidated subsidiaries following the consummation of the Business Combination and to Legacy Allurion and its consolidated subsidiaries prior to the consummation of the Business Combination. “Legacy Allurion” refers to Allurion Technologies, LLC, which was previously known as Allurion Technologies Opco, Inc. (formerly Allurion Technologies, Inc.) prior to the consummation of the Business Combination. Capitalized terms not defined in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section have the meanings ascribed to them in the consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.

Overview

Allurion is a leading medical device company that is focused on creating a best-in-class weight loss platform to treat obese and overweight patients. Our platform, the Allurion Program (the "Allurion Program"), features the world’s first and only swallowable, ProcedurelessTM intragastric balloon for weight loss (the "Allurion Smart Capsule") and offers artificial intelligence ("AI")-powered remote patient monitoring tools, a proprietary behavior change program, secure messaging and video telehealth that are delivered by the Allurion Virtual Care Suite ("VCS").

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

In addition to its use by Allurion Smart Capsule patients, we believe the VCS can potentially be a platform for optimal long-term follow up after other medical and surgical weight loss interventions in the future. We have incorporated a Treatment Tracking and Clinic-Led Onboarding feature into the VCS that enables seamless onboarding and management of patients undergoing one or multiple weight loss treatments, including gastric balloons such as the Allurion Balloon, surgery, or medication, and in April 2024, launched the VCS in the United States for patients utilizing other weight loss treatments, including anti-obesity medications and bariatric surgery.

Our Allurion Program products are currently sold in Europe, the Middle East, Africa, Latin America, Canada and the Asia-Pacific region.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products and receipt and maintenance of regulatory approvals. We generated revenue of $15.23 million and $32.1 million for the years ended December 31, 2025 and 2024, respectively, and incurred operating losses of $30.1 million and $50.2 million for those same periods, respectively. We expect to continue to incur operating losses for the foreseeable future as we focus on obtaining regulatory approvals for our products in new markets, refining our sales and marketing strategies, and continuing research and development efforts to further enhance our existing products. Further, following the closing of the Business Combination, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. As a result, we will need additional funding for expenses related to our operating activities, including selling, marketing, general and administrative, and research and development expenses.

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

FDA Approval

On February 20, 2026, the U.S. Food and Drug Administration (“FDA”) granted PMA approval for the Allurion Gastric Balloon System (AGBS), featuring the Allurion Smart Capsule. In the United States, the AGBS is indicated to promote short-term limited weight loss in adult individuals with obesity between the ages of 22 years and 65 years with a body mass index (BMI) ≥ 30 kg/m2 and ≤ 40 kg/m2 who have had at least one unsuccessful attempt at a weight loss program. The residence time for each balloon is variable with an average observed residence time of 15.3 weeks. The AGBS is to be used in conjunction with a moderate intensity lifestyle modification therapy program. The AGBS consists of up to two Allurion Balloons placed during a 10-month period.

Warrant Inducement

On February 24, 2026, Allurion Technologies, Inc. (the “Company”) entered into a warrant exercise inducement offer letter (the “Inducement Letter”) with certain holders (the “Exercising Holders”) of certain of the Company’s: (i) warrants issued in January 2025 to purchase shares of common stock, par value $0.0001 per share (“Common Stock”), with an exercise price of $6.00 per share (the “January 2025 Warrants”); (ii) warrants issued in February 2025 to purchase shares of Common Stock with an exercise price of $5.23 per share (the “February 2025 Warrants”); and (iii) warrants issued in November 2025 to purchase shares of Common Stock with an exercise price of $1.67 per share (the “November 2025 Warrants” and together with the January 2025 Warrants, February 2025 Warrants, the “Existing Warrants”).

Pursuant to the terms of the Inducement Letter, the Company agreed to amend the Existing Warrants by lowering the exercise price of the Existing Warrants to $1.15 per share. Additionally, the Exercising Holders agreed to exercise for cash certain of their Existing Warrants to purchase an aggregate of 2,659,565 shares of Common Stock in exchange for the Company’s agreement to issue to such Exercising Holder new warrants (the “New Warrants”) to purchase up to an aggregate of 5,319,130 shares of Common Stock. The Company received aggregate gross proceeds of approximately $3.1 million from the exercise of the Existing Warrants by the Exercising Holders.

Each New Warrant is exercisable into shares of Common Stock at a price per share of $1.15, will initially be exercisable following stockholder approval (the “Initial Exercise Date”), and will expire on the five-year anniversary of the Initial Exercise Date. Subject to limited exceptions, a holder of New Warrants will not have the right to exercise any portion of its New Warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of Common Stock in excess of 4.99% (or 9.99% at the Existing Holders’ option).

The Company has engaged Roth Capital Partners, LLC (“Roth”) as its financial advisor in connection with these transactions and will pay Roth a fee equal to 5.0% of its gross proceeds from the exercise of the Existing Warrants. The Company also agreed to pay Roth up to $40,000 for fees and expenses of legal counsel and other out-of-pocket expenses.

NYSE Continued Listing Standards

On March 2, 2026, the Company announced that it received a letter (the “Delisting Notice”) from the staff of the NYSE indicating that the Company does not meet certain of the NYSE's continued listing standards as set forth in the Minimum Market Capitalization Standard. The Company has a right to a review of this determination by a Committee of the Board of Directors of the Exchange (the “Committee”). The Company has appealed this delisting determination.

On March 6, 2026, the NYSE notified the Company that it has determined to commence proceedings to delist the Company’s Common Stock, and warrants to purchase 0.056818 shares of Common Stock, with an exercise price of $202.50 per share of Common Stock, as a result of the Company’s non-compliance with Rule 802.01B of the NYSE Listed Company Manual that requires listing companies to maintain an average global market capitalization of at least $15 million over a period of 30 consecutive trading days. Trading in the Common Stock on the NYSE was suspended after market close on March 6, 2026. The Company has appealed this delisting determination. If the Company is unsuccessful in its appeal, the Company expects the NYSE will file a Form 25 with the SEC, which would result in the delisting of the Company’s Common Stock and Warrants from the NYSE on the tenth day after the Form 25 is filed.

As a result of the suspension in trading and delisting process pending the Company’s appeal, the Common Stock is trading on the OTCID Market. The Company intends to apply to list on a higher-tier market operated by the OTC Market Group, Inc. under its current symbols "ALUR" and “ALUR WS”.

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

Change in Fair Value of Revenue Interest Financing and PIPE Conversion Option

The change in fair value of Revenue Interest Financing and PIPE Conversion Option consists of the expense recognized upon the mark to market of the Revenue Interest Financing with RTW and the issuance and mark to market of the PIPE Conversion Option. See Note 9, Fair Value Measurements for further information.

Change in Fair Value of Earn-out Liabilities

The change in fair value of earn-out liabilities consists of the gain or loss recognized upon the mark to market of the contingent earn-out consideration. See Note 9, Fair Value Measurements for further information.

Loss on Extinguishment of Debt

The loss on extinguishment of debt consists of the loss recognized upon the termination of our term loan facility with Fortress Credit Corp. (the "Fortress Term Loan") and RTW Convertible Notes.

Other Income (expense), Net

Other income (expense), net consists of interest earned on our invested cash balances, which primarily consist of deposit accounts and money market funds, foreign currency transaction gains and losses and expense recognized upon the mark to market of the Share Obligation liability (as defined in Note 7, Debt, in the accompanying notes to the consolidated financial statements). See Note 9, Fair Value Measurements, for further information.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024	Change
Revenue	$15,230	$32,110	$(16,880)
Cost of revenue	5,659	10,607	(4,948)
Gross profit	9,571	21,503	(11,932)
Operating expenses:
Sales and marketing	10,804	25,933	(15,129)
Research and development	7,571	17,369	(9,798)
General and administrative	21,353	28,399	(7,046)
Total operating expenses:	39,728	71,701	(31,973)
Loss from operations	(30,157)	(50,198)	20,041
Other income (expense):
Interest expense	—	(2,264)	2,264
Changes in fair value of warrants	12,800	17,024	(4,224)
Changes in fair value of debt	(3,615)	18,090	(21,705)
Changes in fair value of Revenue Interest Financing and PIPE Conversion Option	(9,090)	(4,771)	(4,319)
Changes in fair value of earn-out liabilities	1,059	22,900	(21,841)
Loss on extinguishment of debt	(660)	(8,713)	8,053
Other income (expense), net	982	1,452	(470)
Total other income (expense):	1,476	43,718	(42,242)
Loss before income taxes:	(28,681)	(6,480)	(22,201)
Provision for income taxes:	(74)	(718)	644
Net loss	$(28,755)	$(7,198)	$(21,557)

Revenue

Revenue decreased $16.9 million, or 53%, to $15.2 million for the year ended December 31, 2025, compared to the same period in 2024. The decrease in revenue was primarily the result of lower investment in sales and marketing as we move our strategy to "business to business to customer" and away from direct to customer, distributor transitions initiated in the second quarter of 2025, as well as the temporary suspension of sales in France. The decrease was also driven by selling less or no product to certain distributors and accounts to manage our credit risk.

Cost of Revenue

Cost of revenue decreased $4.9 million, or 47%, to $5.7 million for the year ended December 31, 2025, compared to the same period in 2024. The decrease in cost of revenue was a direct result of decreased gastric balloons sold, partially offset by an increase in manufacturing expense, as less labor and overhead was absorbed due to lower production volumes.

Gross Profit

Gross profit decreased $11.9 million, or 55%, to $9.6 million for the year ended December 31, 2025, compared to the same period in 2024. The decrease in gross profit was primarily the result of a decrease in revenue and sales volume of our gastric balloon system coupled with lower production volume.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses decreased $15.1 million, or 58%, to $10.8 million for the year ended December 31, 2025, compared to the same period in 2024. The decrease in sales and marketing expenses was primarily the result of a $9.9 million decrease attributable to salaries and related benefit costs due to a lower headcount, $3.8 million decrease in marketing spend driven by a reorganization of our selling and marketing spend focusing on more efficient channels and geographies, a $0.5 million decrease in outside consulting costs, a $0.4 million decrease in shipping and logistics expenses, a $0.3 million decrease in travel expenses, and a $0.2 million decrease in facilities expense. We expect sales and marketing costs to decrease in 2026 as we have implemented cost reduction initiatives, including a reduction in force in Q3 2025, and have shifted our focus of selling and marketing spend on more efficient channels and geographies.

Research and Development Expenses

Research and development expenses decreased $9.8 million, or 56%, to $7.6 million for the year ended December 31, 2025, compared to the same period in 2024. The decrease in research and development expenses was the result of a decrease of $4.7 million in costs related to the AUDACITY clinical trial as the fourth and final module of the PMA was submitted to the FDA in June 2025 and we received FDA approval in February 2026, a $2.7 million decrease attributable to salaries and related benefit costs due to lower headcount, a reduction of $1.7 million of procedure reimbursement costs, a $0.4 million decrease in outside consulting costs, and a $0.2 million decrease in travel expenses. We expect research and development expenses to decrease in 2026 as our AUDACITY trial is completed and we received FDA approval in February 2026, as well as cost reduction initiatives, including a reduction in force in Q3 2025.

General and Administrative Expenses

General and administrative expenses decreased $7.0 million, or 25%, to $21.4 million for the year ended December 31, 2025, compared to the same period in 2024. The decrease in general and administrative expenses was primarily the result of a $4.3 million decrease in legal and professional fees of which $2.3 million can be attributed to one time financing fees in 2024, a $3.4 million decrease in salaries and related benefits costs as a result of the reduction in headcount, a $0.4 million reduction in IT expenses, a $0.4 million reduction in insurance expense, and a $0.1 million decrease in stock based compensation expense. These decreases were partially offset by a $1.4 million increase in bad debt expense. We expect general and administrative expenses to decrease in 2026, as we have implemented cost reduction initiatives, including a reduction in force in Q3 2025.

Other expense (income)

Interest Expense

Interest expense decreased $2.3 million, or 100%, to zero for the year ended December 31, 2025, compared to the same period in 2024. The decrease in interest expense was due the termination of our Fortress Term Loan in April 2024.

Change in Fair Value of Warrants

The $12.8 million gain attributable to the change in fair value of warrants for the year ended December 31, 2025, compared to the $17.0 million gain for the same period in 2024, was due to mark to market fluctuations in our warrant liabilities due to the decline in value of our common stock during the periods.

Change in Fair Value of Debt

The $3.6 million loss attributable to the change in fair value of debt for the year ended December 31, 2025, compared to the $18.1 million gain for the same period in 2024, was due to mark to market fluctuations in our convertible debt.

Change in Fair Value of Revenue Interest Financing and PIPE Conversion Option

The $9.1 million loss attributable to the change in fair value of the Revenue Interest Financing and PIPE Conversion Option for the year ended December 31, 2025, compared to the $4.8 million loss for the same period in 2024, was primarily due to mark to market fluctuations in our Revenue Interest Financing during the period driven by a decrease in the discount rate.

Change in Fair Value of Earn-Out Liabilities

The $1.1 million gain attributable to the change in the fair value of earn-out liabilities for the year ended December 31, 2025, compared to the $22.9 million gain for the same period in 2024, was due to the fluctuations in our stock price from December 31, 2024 to December 31, 2025.

Loss on Extinguishment of Debt

Loss on extinguishment of debt decreased $8.1 million, or 92%, to $0.7 million for the year ended December 31, 2025, compared to the same period in 2024. This decrease was due to the $0.7 million loss on extinguishment of the RTW Convertible Notes in connection with the Second Amendment to Note Purchase Agreement in the second quarter of 2025 and the $8.7 million loss on extinguishment of our Fortress Loan in April 2024.

Other Income (Expense), Net

The change in Other income (expense), net for the year ended December 31, 2025 compared to the same period in 2024 was a loss of $0.5 million, primarily driven by a $0.9 million foreign currency exchange loss and a $0.4 million loss related to the Company's obligation to issue certain shares under the Omnibus Amendment.

Provision for Income Taxes

We recorded a provision for income taxes of $0.1 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively. These provisions for income taxes are due to net income in certain foreign jurisdictions.

Liquidity and Capital Resources

Since our inception, we have primarily obtained cash to fund our operations through the sale of common stock and preferred stock, issuance of term loans, and issuance of convertible debt instruments. As of December 31, 2025, we had $5.4 million in cash and cash equivalents. We incurred operating losses of $30.1 million and $50.2 million for the years ended December 31, 2025 and 2024, respectively. We incurred cash outflows from operating activities of $28.9 million and $42.3 million during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $251.0 million. We expect to continue to generate operating losses for the foreseeable future.

Our future capital requirements will depend on many factors, including:

•
the emergence of competing innovative weight loss experiences and other adverse business developments;
•
the timing and extent of our sales and marketing and research and development expenditures; and
•
any investments or acquisitions we may choose to pursue in the future.

Our revenue for the year ended December 31, 2025 was $15.2 million, which represented a year-over-year decrease of 53%. The decrease in revenue was primarily the result of lower investment in sales and marketing as we move our strategy to "business to business to customer" and away from direct to customer, distributor transitions initiated in the second quarter of 2025, as well as the temporary suspension of sales in France. The decrease was also driven by selling less or no product to certain distributors and accounts to manage our credit risk. If our current cash and anticipated revenue and resulting cash flows from operations are insufficient to satisfy our liquidity requirements, due to increased expenditures, lower demand for or sales of our gastric balloon system, the occurrence of other events, or the realization of the risks described in this Annual Report on Form 10-K under the heading "Risk Factors," we may be required to raise additional capital through the issuances of public or private equity or debt financing or other capital sources earlier than expected.

Until such time as we can generate sufficient revenue to fund operations, we expect to use proceeds from the issuance of equity, debt financings, or other capital transactions to fund our operations and satisfy our liquidity requirements, but the amount and timing of such financings are uncertain. Additionally, the Company has entered into an Exchange Agreement with RTW, as disclosed in Note 11, Capital Stock and Stockholders Deficit, under which the Company's existing credit facilities will be exchanged for preferred stock upon the satisfaction of certain closing conditions. Based on the Company's recurring losses from operations incurred since inception, its expectation of continuing operating losses for the foreseeable future, the potential need to raise additional capital to finance its future operations, and noncompliance with certain financial covenants under its credit facilities, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that the consolidated financial statements included in this Annual Report on Form 10-K are issued.

Financing Arrangements

Revenue Interest Financing Agreement

On August 1, 2023, we received $40.0 million in proceeds from the Revenue Interest Financing Agreement with RTW, which matures in December 2030. We entered into the Revenue Interest Financing Agreement on February 9, 2023 and received the proceeds at the closing of the Business Combination. On April 14, 2024, the Revenue Interest Financing Agreement was amended to, among other things, increase the rate of revenue interest payments to be paid to RTW. The Revenue Interest Financing Agreement, as subsequently amended by the Omnibus Amendment, is included in Revenue Interest Financing liability on our consolidated balance sheet as of December 31, 2025. See Note 8, Revenue Interest Financing, Side Letter, and PIPE Conversion Option in the notes to our annual consolidated financial statements for the years ended December 31, 2025 and 2024 for additional details regarding the Revenue Interest Financing Agreement.

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

As of December 31, 2025, we have received $1.8 million in net proceeds from the sales of our Common Stock pursuant to the ChEF Purchase Agreement with Chardan and met the Exchange Cap.

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

As of December 31, 2025, $38.0 million of the RTW Convertible Notes remains outstanding (excluding accrued PIK interest) and is included in current portion of convertible notes payable on our consolidated balance sheets at fair value. See Note 7, Debt, in the notes to our annual consolidated financial statements for the years ended December 31, 2025 and 2024 for additional details related to the Notes.

July 2024 Public Offering and Concurrent Private Placement

On July 1, 2024, we received $15.2 million in net proceeds from the issuance of 576,261 shares of Common Stock and 662,701 warrants to purchase Common Stock, and $2.5 million in net proceeds from the sale and issuance of 2,260,159 shares of Series A Preferred Stock (as converted to 90,407 shares of Common Stock following the Series A Stockholder Approval and Reverse Stock Split) and 90,407 private placement warrants to purchase Common Stock, in each case at an offering price of $30.00 per share and accompanying warrant. On July 5, 2024, the Underwriters partially exercised their option to purchase an additional 77,091 shares of Common Stock for additional net proceeds of $2.2 million.

January 2025 RTW Private Placement

On January 16, 2025, we received net proceeds of $2.5 million from the issuance of 841,751 shares of Common Stock to funds affiliated with RTW at a purchase price of $2.97 per share.

January 2025 Public Offering and Concurrent Private Placement

On January 27, 2025, we received net proceeds of $5.8 million, from the issuance of 1,240,000 shares of Common Stock and 1,240,000 January 2025 Warrants at an offering price of $6.00 per share and accompanying warrant.

Leavitt Private Placement

On February 20, 2025, we received net proceeds of $1.3 million, from the issuance of 267,686 shares of Common Stock and 535,372 Leavitt Private Placement Warrants at an offering price of $5.23 per share and accompanying warrant.

February 2025 Public Offering and Concurrent Private Placement

On February 20, 2025, the Company received net proceeds of $3.9 million, from the issuance of 900,000 shares of Common Stock and 1,800,000 February 2025 Warrants at an offering price of $5.23 per share and accompanying warrant.

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

Material Cash Requirements for Known Contractual and Other Obligations

Leases

We have entered into various non-cancelable operating leases for our corporate office, manufacturing facilities, research and development labs, management office space and certain equipment. The leases have varying terms expiring between 2025 and 2028. See Note 15, Commitments and Contingencies in the notes to our annual consolidated financial statements for the years ended December 31, 2025 and 2024 for additional details related to our non-cancelable operating leases.

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

Revenue Interest Financing

We received $40.0 million in proceeds from the Revenue Interest Financing Agreement with RTW on August 1, 2023. In exchange, we are obligated to remit to RTW certain revenue interest payments on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by Allurion and its subsidiaries at certain specified rates. On April 14, 2024, the Revenue Interest Financing Agreement was amended to, among other things, increase the rate of revenue interest payments to be paid to RTW for net sales less than or equal to $100 million prior to December 31, 2026 was increased from 6% to 12%, and increase the royalty rate on net sales less than or equal to $100 million on or after January 1, 2027 was increased from 10% to 12%.

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

Further, on October 22, 2024, funds affiliated with RTW provided notice to the Company of their election under the Amended and Restated RTW Side Letter (as amended) to surrender 30,000 shares of Common Stock of the Company representing $7.5 million in consideration for an additional Revenue Interest Financing Agreement. Accordingly, on October 30, 2024, the Company and the funds affiliated with RTW entered into the New RIFA. The New RIFA has substantially identical terms and conditions as the RIFA Amendment, except that the amount of financing provided under the Additional Revenue Interest Financing Agreement is equal to the conversion amount of $7.5 million.

Research and Development Costs

We have completed our U.S. FDA AUDACITY clinical trial after submitting the fourth and final module of the PMA in June 2025 and receiving FDA approval in February 2026 and expect our expenses to decrease significantly as we continue to make payments related to the obligations with each clinical trial site. Our clinical trial costs are dependent on, among other things, the size, number, and length of our clinical trial.

Other Capital Requirements

We enter into agreements in the normal course of business with various vendors, which are generally cancelable upon notice. Payments due upon cancellation typically consist only of payments for services provided or expenses incurred, including non-cancelable obligations of service providers, up to the date of cancellation.

Cash Flows

The following table sets forth a summary of cash flows for the periods presented:

	Years Ended December 31,
(In thousands)	2025	2024
Net cash used in operating activities	$(28,946)	$(42,300)
Net cash used in investing activities	—	(611)
Net cash provided by financing activities	18,970	20,208
Net increase (decrease) in cash and cash equivalents, and restricted cash	$(9,976)	$(22,703)

Net Cash Used in Operating Activities

Years Ended December 31, 2025 and 2024

During the year ended December 31, 2025, operating activities used $28.9 million of cash, resulting from a net loss of $28.8 million and net cash used from changes in our operating assets and liabilities of $7.8 million, partially offset by non-cash charges of $7.6 million.

Non-cash charges consisted of a $9.1 million loss on the change in fair value of our Revenue Interest Financing and PIPE Conversion Option, a $3.6 million of loss related to the change in fair value of our convertible debt, $3.1 million of stock-based compensation expense, a $2.8 million provision for uncollectible accounts, a $1.2 million provision for inventory, $1.5 million of issuance costs associated with warrants recorded at fair value, $1.0 million of depreciation and amortization expense, $0.7 million of non-cash lease expense, $0.7 million loss on the extinguishment of our Fortress Term Loan, and $0.4 million change in fair value of RTW Share Obligation. These non-cash charges were partially offset by $12.8 million of mark to market adjustments related to our warrant liabilities, $2.4 million of interest paid on debt recorded at fair value, $1.1 million of income related to the change in fair value of our earn-out liabilities, and $0.2 million unrealized exchange loss.

Net cash used from changes in our operating assets and liabilities consisted of a net $7.8 million decrease in accounts payable, accrued expenses and other current liabilities, a $0.8 million decrease in our lease liabilities, and a $0.5 million increase in inventory, partially offset by a $0.8 million decrease in accounts receivable and a $0.5 million decrease in prepaid expenses, other current and long-term assets.

The net decrease in accounts payable, accrued expenses and other current liabilities was primarily related to decreased expenses and timing of payments. The increase in inventory was primarily related to an increase in finished goods and work in progress. The decrease in accounts receivable was the result of an increase in cash collections and decrease in revenue. The decrease in prepaid expenses, other current and long-term assets was primarily related to a decrease in payroll deposits.

During the year ended December 31, 2024, operating activities used $42.3 million of cash, resulting from a net loss of $7.2 million and non-cash income of $36.7 million, partially offset by net cash provided by changes in our operating assets and liabilities of $1.6 million.

Non-cash income consisted of $22.9 million of income related to the change in fair value of our earn-out liabilities, $18.1 million of income related to the change in fair value of our convertible debt, $17.0 million of mark to market adjustments related to our warrant liabilities, $3.1 million of interest paid on debt recorded at fair value, and $1.9 million of income related to the change in fair value of our term loan derivative liability. This non-cash income was partially offset by an $8.7 million loss on the extinguishment of our Fortress Term Loan, a $4.8 million loss on the change in fair value of our Revenue Interest Financing and PIPE Conversion Option, $3.1 million of stock-based compensation expense, a $2.2 million provision for inventory, $1.5 million of non-cash interest expense, $1.4 million of debt issuance costs associated with debt at fair value, a $1.4 million provision for uncollectible accounts, $1.0 million of depreciation and amortization expense, $0.9 million of issuance costs associated with warrants recorded at fair value, and $0.8 million of non-cash lease expense.

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

Net Cash Used in Investing Activities

Years Ended December 31, 2025 and 2024

During the years ended December 31, 2025 and December 31, 2024, cash used in investing activities was zero and $0.6 million, respectively, consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Years Ended December 31, 2025 and 2024

During the year ended December 31, 2025, cash provided by financing activities was $19.0 million, consisting of $13.6 million in net proceeds from the Public Offering, $4.6 million in net proceeds from the Private Placement, and $0.8 million of proceeds from our equity line financing.

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

Revenue is generated primarily from the sale of our gastric balloon system, which includes the Allurion Smart Capsule and related accessories. We have provided customers purchasing the Allurion Smart Capsule with an implied license for access to our Allurion VCS software. This implied software license was given to customers for no additional consideration and was not negotiated as part of the customer’s contracts. As such, it has been deemed an immaterial promise in the context of the contract, and we do not consider the license as a separate performance obligation. In the future, if and when Allurion VCS services are determined to be a performance obligation, we expect the associated consideration will be deferred and recognized over the license period.

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

Changes in the estimated fair value of the contingent earn-out consideration are recorded in Other income (expense) in the consolidated statements of operations and are reflected in the period in which they are identified. Changes in the estimated fair value of the contingent earn-out consideration may materially impact or cause volatility in our operating results.

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

In connection with entering in the Revenue Interest Financing, we and RTW entered into the RTW Side Letter (as subsequently amended and restated) under which RTW was entitled to convert up to $7.5 million of its initial PIPE subscription into an additional revenue interest financing by forfeiting a number of shares of our common stock acquired by RTW in its PIPE Investment (the "PIPE Conversion Option"), which election was made in October 2024. We account for the PIPE Conversion Option as a freestanding financial instrument that qualifies for derivative liability accounting in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). The fair value of the PIPE Conversion Option is measured using a MCSM using a combination of observable (Level 2) and unobservable (Level 3) inputs which include the number of shares convertible, the stock price of the underlying common stock, volatility, risk-free rates, and expected term. The PIPE Conversion Option is initially measured at its fair value within Other liabilities on the consolidated balance sheets with corresponding recognition of expense at inception as there is no right received by the Company that meets the definition of an asset and the transaction did not involve a distribution or a dividend. Subsequent changes in fair value of the derivative liability are recognized as a gain or loss as a component of Other income (expense) in the consolidated statements of operations.

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

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies in the accompanying notes to our annual consolidated financial statements for the years ended December 31, 2025 and 2024 included in this Annual Report on Form 10-K for a description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents totaling $5.4 million as of December 31, 2025. Cash equivalents were invested primarily in money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under our investment policy, we invest in highly rated securities, issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, net loss or cash flows.

As of December 31, 2025 we had no variable rate debt outstanding.

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

To date, we have not engaged in any foreign currency hedging activities. As we continue to do business internationally, and should our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency exchange rates. During the year ended December 31, 2025, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would have had an impact of approximately 4% on revenues and 3% on expenses and would have impacted our net loss by 2%. During year ended December 31, 2024, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would have had an impact of approximately 6% on revenues and 3% on expenses and would have impacted our net loss by 2%.

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

Our Chief Executive Officer, who is our principal executive officer and principal financial officer, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the Chief Executive Officer has concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2025 as a result of the material weaknesses in our internal control over financial reporting discussed below.

As of and for the years ended December 31, 2025 and 2024, we identified material weaknesses in our internal control over financial reporting that we are currently working to remediate, which relate to: (a) insufficient segregation of duties in the financial statement close process; (b) a lack of sufficient levels of staff with public company and technical accounting experience to maintain proper control activities and perform risk assessment and monitoring activities; and (c) insufficient information systems controls, including access and change management controls. We have concluded that these material weaknesses in our internal control over financial reporting occurred because we did not have the necessary business processes, personnel and related internal controls to operate in a manner to satisfy the accounting and financial reporting timeline requirements prior to being a public company.

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

Management's annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such an assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025.

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

As disclosed in the Company’s periodic and annual reports for prior periods through fiscal year end 2025, management had concluded that the Company did not maintain effective internal control over financial reporting due to material weaknesses that we are currently working to remediate, which relate to: (a) insufficient segregation of duties in the financial statement close process; (b) a lack of sufficient levels of staff with public company and technical accounting experience to maintain proper control activities and perform risk assessment and monitoring activities; and (c) insufficient information systems controls, including access and change management controls. We have concluded that these material weaknesses in our internal control over financial reporting occurred because we did not have the necessary business processes, personnel and related internal controls to operate in a manner to satisfy the accounting and financial reporting timeline requirements prior to being a public company.

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

Item 9B. Other Information.

(a) None.

(b) During the three month period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our directors and executive officers, including their ages, as of March 17, 2026.

Name	Age	Position
Directors
Dr. Shantanu Gaur	39	Chief Executive Officer and Director
Krishna Gupta	38	Director
Dr. Omar Ishrak	70	Chairman and Lead-Independent Director
Michael Davin	67	Director
Douglas Hudson	57	Director
Keith B. Johns II	62	Director
Nicholas Lewin	48	Director
R. Jason Richey	52	Director
Executive Officers
Dr. Ram Chuttani (1)	66	Chief Medical Officer
Brendan Gibbons	50	Chief Legal and People Officer and Secretary
Ojas Buch	53	Chief Operating Officer

(1) Dr. Ram Chuttani served as the Company's Chief Medical Officer until April 10, 2025.

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

Dr. Omar Ishrak has served as a member of our Board of Directors since August 2023 and previously served as chairman of the board of directors of Compute Health Acquisition Corp. (formerly NYSE: CPUH) (“Compute Health”) from October 2020 to August 2023. Dr. Ishrak also serves on the board of directors of Amgen, Inc. (Nasdaq: AMGN) since July 2021, of Insightec, Ltd., a private company, where he has served since May 2022, and of Exo Imaging, a private company, where he has served since June 2025. Dr. Ishrak also previously served on the board of directors at Intel Corporation (Nasdaq: INTC), where he served as independent chairman of the board from January 2020 to December 2025 and Cargill, Inc., a private company, where he served from January 2021 to December 2025. Dr. Ishrak was the chief executive officer of Medtronic plc (Nasdaq: MDT) from June 2011 to April 2020 and served as executive chairman and chairman of the board of directors until he stepped down in December 2020. Prior to joining Medtronic, Dr. Ishrak was the president and chief executive officer of GE Healthcare Systems. Earlier in his career, Dr. Ishrak amassed 13 years of technology development and business management experience, holding leadership positions at Diasonics Vingmed Ultrasound Ltd., and various product development and engineering positions at Philips

Ultrasound Inc. He was inducted into the American Institute for Medical and Biological Engineering College of Fellows in 2016 and was elected to the National Academy of Engineering in 2020. Dr. Ishrak serves on the board of directors of the Cleveland Clinic, a nonprofit academic medical center. Dr. Ishrak is also a strategic advisor to the Kingdom of Saudi Arabia's Ministry of Health and is a member of the Board of Trustees of the Asia Society, a leading educational organization dedicated to promoting mutual understanding and strengthening partnerships among peoples, leaders, and institutions of Asia and the United States in a global context. He earned a B.S. degree and Ph.D. in electrical engineering from the University of London, King’s College. He is also a fellow of King’s College. Dr. Ishrak is qualified to serve on our Board of Directors based on his extensive experience on boards of various healthcare and technology companies.

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

Nicholas Lewin has served as a member of our Board of Directors since August 2023. Mr. Lewin has also served as a director of Establishment Labs Holding, Inc. (Nasdaq: ESTA) since September 2015, and as its chairman since December 2017. He has been a managing member and head of investments at Crown Predator Holdings LLC since 2008 and has been a private investor since 2000. Mr. Lewin also served as a director of Game Square (Nasdaq: GAME) from October 2023 to December 2025 and Cutera Inc. (Nasdaq: CUTR) from May 2023 to April 2025. Mr. Lewin holds a bachelor’s degree in political science from Johns Hopkins University. Mr. Lewin is qualified to serve on our Board of Directors due to his experience as an investor in, and director of, innovative companies, including health care and medical device companies.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, certain officers, and beneficial owners of more than 10% of the Company’s common stock to file reports of ownership and changes in ownership of the Company’s equity securities with the Securities and Exchange Commission. Based solely on a review of the Forms 3, 4, and 5 furnished to the Company and written representations from reporting persons that no Form 5 was required, the Company believes that all filing requirements under Section 16(a) were complied with during the fiscal year ended December 31, 2025, except as described below.

On, November 8, 2025, 8,361 restricted stock units vested for each of Mr. Brendan Gibbons and Mr. Ojas Buch, which represented 50% of a restricted stock grant made to Mr. Gibbons and Mr. Buch on November 8, 2024, that vested in two equal, annual installments. Forms 4 were not filed by Mr. Gibbons or Mr. Buch within two business days following November 8, 2025. Rather, each filed a Form 5 reflecting these vestings on February 17, 2026, within the requirement to file such Forms 5 within 45 days of the following fiscal year. The untimely filings were due to administrative oversight, and after being identified, the transactions were reported on Forms 5 within the required timeframe for such filing.

The Company has enhanced its internal procedures to assist reporting persons in meeting their Section 16 filing obligations, including improved automated notifications.

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

Board Composition

Our Board of Directors is comprised of eight directors, divided into three classes with staggered three-year terms. The three classes are as follows:

•
Class I directors: Krishna Gupta, Dr. Shantanu Gaur, and Nicholas Lewin, whose terms will expire at the annual meeting of stockholders to be held in 2027;
•
Class II directors: Dr. Omar Ishrak, Jason Richey, and Larson Douglas Hudson, whose terms will expire at the annual meeting of stockholders to be held in 2028; and
•
Class III directors: Michael Davin, and Keith Johns, whose terms will expire at the annual meeting of stockholders to be held in 2026.

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
(iii)
one director nominated by Compute Health Sponsor LLC, which is currently Dr. Omar Ishrak;

(iv)
one independent director nominated by Allurion and designated by RTW Investments, LP ("RTW"), which is currently Nicholas Lewin; and
(v)
one independent director nominated by us, which seat is currently vacant.

In addition, each of the First RIFA and Second RIFA (each as defined below) contain substantially similar rights which entitles RTW to designate one director to our Board which is Mr. Lewin. Pursuant to the Omnibus Agreement and Amended Note Purchase Agreement (As defined below), RTW is entitled to designate two directors to our Board, which are currently Mr. Lewin and Mr. Richey. In addition, we agreed to include an additional director nominee in our proxy statement for the 2024 annual meeting of stockholders, which additional nominee would go through our director nomination process, and RTW was granted the right to approve such nominee. In September 2024, we appointed Keith Johns to our Board and RTW approved his appointment in satisfaction of such obligation.

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

Audit Committee

The members of our Audit Committee include R. Jason Richey (Chair), Omar Ishrak, and Michael Davin each of whom can read and understand fundamental financial statements. The Board of Directors has concluded each member of the Audit Committee is independent under the rules and regulations of the SEC and the listing standards of the NYSE applicable to Audit Committee members. Michael Davin qualifies as an audit committee financial expert within the meaning of SEC regulations and meet the financial literacy requirements of the NYSE.

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

Board and Committee Meetings Attendance

During 2025, the Board of Directors met nine times, the Audit Committee met seven times, the Compensation Committee met three times, and the Nominating and Corporate Governance Committee met two times. Our independent directors meet in executive sessions without management at least quarterly.

During 2025, each member of the Board of Directors attended in person or participated in 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors (held during the period for which such person has been a director) and (ii) the total number of meetings held by all committees of the Board of Directors on which such person served (during the periods that such person served).

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

Compensation Committee Interlocks and Insider Participation

During 2025, the members of our Compensation Committee included Michael Davin, Nicholas Lewin, and Larson Douglas Hudson. None of the members of our Compensation Committee has ever been an officer or employee of our Company, or had any other relationship requiring disclosure herein. None of our executive officers serve, or have served during the last fiscal year, as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

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

Item 11. Executive Compensation.

This section discusses the compensation awarded to, earned by, or paid to Allurion's chief executive officer and two other most highly compensated executive officers who were serving as executive officers as of December 31, 2025 (our "Named Executive Officers" or “NEOs”).

Our Named Executive Officers for the fiscal year ended December 31, 2025 were:

•
Shantanu Gaur, M.D., our Chief Executive Officer;
•
Brendan Gibbons, our Chief Legal and People Officer; and
•
Ojas Buch, our Chief Operating Officer.

2025 Summary Compensation Table

The following table presents information regarding the compensation awarded to, earned by or paid to our NEOs for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended December 31, 2025 and December 31, 2024.

Name and Principal Position	Year	Salary ($)		Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Dr. Shantanu Gaur	2025	310,000	(6)	—	—	—	—	9,200	319,200
Chief Executive Officer	2024	620,000		—	—	2,200,000	—	9,734	2,829,734
Brendan Gibbons	2025	400,000		50,000	—	—	—	7,000	457,000
Chief Legal and People Officer	2024	371,282	(7)	—	226,381	500,000	—	—	1,097,663
Ojas Buch	2025	400,000		50,000	—	—	—	7,000	457,000
Chief Operating Officer	2024	233,333	(8)	—	226,381	500,000	—	30,000	989,714

(1)
Amount reported in this column for Mr. Gibbons and Mr. Buch consists of a one-time $50,000 retention bonus contingent upon his continued employment through a target date.

(2)
Amounts shown reflect the grant date fair value of restricted stock units (“RSUs”) granted during such fiscal year, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, excluding any estimates of forfeitures related to service-based vesting conditions. For information regarding assumptions underlying the valuation of equity awards, see Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K. The amounts reported in this column reflect the accounting cost for the RSU awards, and do not correspond to the actual economic value that may be recognized by holders upon the vesting or settlement of the applicable awards.
(3)
Amounts shown reflect the grant date fair value of stock options granted during such fiscal year, calculated in accordance with FASB ASC Topic 718, excluding any estimates of forfeitures related to service-based vesting conditions. For information regarding assumptions underlying the valuation of equity awards, see Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K. The amounts reported in this column reflect the accounting cost for the option awards, and do not correspond to the actual economic value that may be recognized by holders upon the vesting or exercise of the applicable awards.
(4)
Each of Dr. Gaur, Mr. Gibbons, and Mr. Buch are eligible to receive performance-based cash bonuses, as described below under the heading “Narrative to the Summary Compensation Table—Non-equity Incentive Plan Compensation.” However, no performance-based cash bonuses were earned or paid to the Named Executives Officers for the 2025 and 2024 fiscal years.
(5)
For the 2025 fiscal year, amounts reported in this column include the following amounts: (i) for Dr. Gaur, $3,000 in payments in lieu of medical coverage, and $7,000 of 401(k) plan employer contributions, (ii) for Mr. Buch, $7,000 of 401(k) plan employer contributions, and (iii) for Mr. Gibbons, $6,200 of 401(k) plan employer contributions. For the 2024 fiscal year, amounts reported in this column include the following amounts: (i) for Dr. Gaur, $3,000 in payments in lieu of medical coverage, and $6,734 of 401(k) plan employer contributions and (ii) for Mr. Buch, $30,000 in reimbursement of relocation expenses.
(6)
To preserve our cash Dr. Gaur's annual base salary was reduced 50% to $310,000 from $620,000 for the fiscal year 2025.
(7)
Mr. Gibbons joined us as our Chief Legal Officer on January 29, 2024, and the amounts reported in the "Salary" column represent salary payments earned following his commencement of employment.
(8)
Mr. Buch joined us as our Chief Operating Officer on June 3, 2024, and the amounts reported in the "Salary" column represent salary payments earned following his commencement of employment.

Narrative to Summary Compensation Table

Base Salaries

We use base salaries to recognize the experience, skills, knowledge, and responsibilities required of all our employees, including our Named Executive Officers. Base salaries are reviewed annually and adjusted from time to time to align salaries with market levels after taking into account individual responsibilities, performance, and experience. For the 2025 fiscal year, the annual base salaries for Dr. Gaur, Mr. Gibbons, and Mr. Buch were $620,000, $400,000 and $400,000, respectively. Effective January 1, 2025, to preserve cash Dr. Gaur voluntarily agreed to a 50% reduction in his salary for fiscal year 2025.

Non-equity Incentive Plan Compensation

Each of our Named Executive Officers is eligible to earn a performance-based annual cash bonus based on achievement of pre-established company and individual performance criteria established by our Board of Directors or Compensation Committee in their discretion. For the 2025 fiscal year, the target annual bonus for each of Dr. Gaur, Mr. Gibbons, and Mr. Buch was equal to 80%, 50%, and 50%, respectively, of their annual base salary. However, no annual performance bonuses were earned or paid to our Named Executive Officers for the 2024 and 2025 fiscal years.

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

Equity Grant Timing

Our Compensation Committee makes equity award grants periodically, including to our Named Executive Officers. In addition, new hires may receive stock option grants at the time of their hiring. During 2025, our Compensation Committee did not take into account any material nonpublic information when determining the timing and terms of equity incentive awards in order to take advantage of a depressed stock price or an anticipated increase in stock price, and we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. During 2025, we did not grant equity to our Named Executive Officers during any period beginning four business days before and ending one business day after the filing or furnishing of a Form 10-Q, 10-K or 8-K that discloses material nonpublic information.

Outstanding Equity Awards at 2025 Fiscal Year End

The following table sets forth information concerning outstanding equity awards held by each of our NEOs as of December 31, 2025:

				Option Awards				Stock Awards
Name	Grant Date		Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) (Exercisable) (1)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (1)	Option Exercise Price ($) (1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Dr. Shantanu Gaur	08/03/2017		—	6,846	—	28.25	8/2/2027
	03/05/2020	(2)	01/01/2020	1,956	—	29.25	3/4/2030
	12/20/2022	(3)	12/08/2022	38,615	—	112.75	12/19/2032
	05/03/2024	(4)	05/03/2024	22,623	34,521	1.67	5/2/2034
Brendan Gibbons	02/08/2024	(4)	01/29/2024	4,871	5,282	1.67	2/7/2034
	11/08/2024	(5)	11/08/2024					6,135	7,546
Ojas Buch	06/03/2024	(4)	06/03/2024	4,605	7,666	1.67	6/2/2034
	11/08/2024	(5)	11/08/2024					6,135	7,546

(1)
Amounts reported have been adjusted to reflect the Reverse Stock Split and Option Repricing (as defined in Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K).
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

Director Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by, or paid to Allurion's non-employee directors for service on our Board of Directors during the year ended December 31, 2025. Dr. Gaur, who is our Chief Executive Officer, also served on our Board of Directors, but did not receive any additional compensation for his service as a director and therefore is not included in the table below. Dr. Gaur’s compensation for his service, as our Chief Executive Officer, is set forth above under “Executive Compensation-Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)(3)	Total Compensation ($)
Omar Ishrak	26,250	—	26,250
Krishna Gupta	24,625	—	24,625
Michael Davin	26,875	—	26,875
Douglas Hudson	24,063	—	24,063
Nicholas Lewin	21,250	—	21,250
Milena Alberti-Perez (2)	25,000	—	25,000
Keith B. Johns II	17,500	—	17,500
R. Jason Richey	11,250	—	11,250
(1)
Amounts shown reflect the grant date fair value of restricted stock units granted in 2025, calculated in accordance with FASB ASC Topic 718, excluding any estimates of forfeitures related to service-based vesting conditions. For information regarding assumptions underlying the valuation of equity awards, see Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K. The amounts reported in this column reflect the accounting cost for the restricted stock unit awards, and do not correspond to the actual economic value that may be recognized by holders upon the vesting or settlement of the applicable awards.
(2)
Effective as of September 30, 2025 Ms. Alberti-Perez resigned and no longer serves on the Board.
(3)
The following table provides information regarding the number of shares of our common stock, underlying stock options, and restricted stock units held by our non-employee directors that were outstanding as of December 31, 2025:

Name	RSU Awards Outstanding at 2025 Year End (number of shares)	Option Awards Outstanding at 2025 Year End (number of shares) (1)
Omar Ishrak	602	—
Krishna Gupta	602	—
Michael Davin	602	6,456
Douglas Hudson	602	—
Nicholas Lewin	602	—
Milena Alberti-Perez	—	—
Keith B. Johns II	8,696	—
R. Jason Richey	—	—
(1)
Amount reflects outstanding stock options awarded to Mr. Davin in his capacity as a non-employee director, all of which are vested.

Non-Employee Director Compensation Policy

Effective as of October 15, 2025, our Board of Directors amended and restated the Director Compensation Policy (the "Amended Director Compensation Policy"). Under the Amended Director Compensation Policy, our non-employee directors are eligible to receive cash retainers (which are payable quarterly in arrears and prorated for partial years of service) and equity awards as set forth below. In addition, we reimburse non-employee directors for all reasonable out-of-pocket expenses incurred in attending meetings of our Board of Directors or committees. We do not pay additional compensation for attending individual meetings of our Board of Directors.

Annual Retainer for Board Membership	$25,000
Additional Annual Retainer for Non-Executive Chair	25,000
Additional Annual Retainer for Committee Membership
Audit Committee Chairperson	10,000
Audit Committee Member (other than Chairperson)	5,000
Compensation Committee Chairperson	7,500
Compensation Committee Member (other than Chairperson)	3,750
Nominating and Corporate Governance Committee Chairperson	5,000
Nominating and Corporate Governance Committee Member (other than Chairperson)	2,500

Initial Award: The Amended Director Compensation policy provides that each new non-employee director upon his or her initial election or appointment to the Board of Directors will be granted an initial, one-time restricted stock unit award ("Initial Award") with a value to be determined by the Board. Each Initial Award shall vest in equal annual installments over three years from the grant date, subject to continued service as a director through each vesting date.

Annual Award: On the date of each annual meeting of stockholders, or on such date as determined by the Board of Directors, the continuing non-employee directors ("Outside Directors") as a whole will receive an annual restricted stock unit award with a value equal to 0.5% of total shares of common stock then outstanding (the "Aggregate Annual Award") From this Aggregate Annual Award, each Outside Director, shall receive an individual annual award ("Annual Award") equal to the total number of RSUs underlying the Aggregate Annual Award divided by the number of Outside Directors then serving on the Board, provided that no Outside Director shall be entitled to an Annual Award if he or she received an Initial Award within six months prior to the date that the non-employee director would otherwise receive an Annual Award. Annual Awards shall vest in full on the earlier of the (i) first anniversary of the date of grant or (ii) the date of the next annual meeting of stockholders; provided however, that all vesting shall cease if the director resigns from the Board of Directors or otherwise ceases to serve as a director, unless the Board of Directors determines that the circumstances warrant continuation of vesting; and provided, further, that if such Annual Award is not granted at an annual meeting, then in no event shall any grant be made: (i) during a Company blackout period or when any non-employee director is in possession of material non-public information or (ii) if such grant would otherwise constitute a “spring-loaded award” (as defined in the Staff Accounting Bulletin No. 120). The vesting of all outstanding initial restricted stock unit awards and annual restricted stock unit awards held by non-employee directors will fully accelerate upon a “sale event” (as defined in our 2023 Plan).

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

On May 9, 2025, in the interest of preserving cash, the Board, upon the recommendation of the Compensation Committee, determined to stop receiving cash compensation and instead, receive the value of that compensation in Restricted Stock Awards. On that date, the Board also determined to receive such Restricted Stock Awards, along with any annual equity awards, after the Company was able to replenish the shares available under its 2023 Amended and Restated Equity Incentive Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2025, certain information concerning our equity compensation plans under which our equity securities are currently authorized for issuance.

	(a)		(b)	(c)
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and RSUs		Weighted-Average Exercise Price of Outstanding Options (1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
Equity compensation plans approved by stockholders (2)	639,471	(3)	$28.96	4,197,557	(4)(5)
Equity compensation plans not approved by stockholders	—		—	—
Total	639,471		$28.96	4,197,557
(1)
Represents the weighted average exercise price of outstanding stock options. Outstanding restricted stock units are not included in such weighted average exercise price calculations because restricted stock units do not have an exercise price.
(2)
Includes our 2010 Stock Incentive Plan (our “2010 Plan”), our Amended and Restated 2020 Stock Option and Grant Plan (our “2020 Plan”), our 2023 Plan, our Amended and Restated 2023 Equity Incentive Plan ( our "2023 Amended Plan") and our 2023 Employee Stock Purchase Plan (our "ESPP").
(3)
Consists of (i) 256,453 shares of common stock issuable upon the exercise of outstanding stock options and (ii) 383,018 shares of common stock issuable upon vesting of restricted stock units.
(4)
As of December 31, 2025, there were 4,066,122 shares of common stock available for grant under our 2023 Amended Plan, no shares available for grant under our 2010 Plan, 2020 Plan, or 2023 Plan, and 131,435 shares of common stock available for grant under our ESPP. Amounts do not include the 2,697,619 shares of common stock which were added to the number of shares reserved and available for issuance under the 2023 Amended Plan on January 1, 2026 or the 64,000 shares of common stock which were added to the number of shares reserved and available for issuance under the ESPP on January 1, 2026, in each case in accordance with the automatic annual increases described in footnote 5 below.
(5)
Our 2023 Amended Plan provides that the number of shares reserved for issuance under the plan will automatically increase on January 1, 2026 and each January 1 thereafter through January 1, 2035 by 5% of the number of fully diluted outstanding shares of our common stock as of the immediately preceding December 31 or such lesser amount as determined by our Board of Directors or Compensation Committee. Our ESPP provides that the number of shares reserved for issuance under the plan will automatically increase on January 1, 2024 and each January 1 thereafter by the least of (i) 1% of the fully diluted outstanding shares of our common stock as of the immediately preceding December 31, (ii) 64,000 shares of our common stock, or (iii) such lesser number of shares as determined by our Compensation Committee.

Principal Stockholders

The following table sets forth information regarding the beneficial ownership of shares of our common stock, as of March 17, 2026, in each case, by:

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

The beneficial ownership of the shares of our common stock is based on 14,994,486 shares of our common stock issued and outstanding as of March 17, 2026.

Name and Address of Beneficial Owner	Number of Shares	% of Ownership
Directors and Named Executive Officers:
Shantanu Gaur(1)	138,028	0.9%
Krishna Gupta(2)	242,243	1.6%
Omar Ishrak(3)	160,127	1.1%
Michael Davin(4)	7,060	*
Larson Doug Hudson (5)	1,208	*
Nicholas Lewin (6)	1,208	*
Milena Alberti-Perez (7)	1,000	*
Keith B. Johns II (8)	4,348	*
R. Jason Richey	—	—
Brendan M. Gibbons (9)	9,992	*
Ojas Buch (10)	9,973	*
All Current Directors and Executive Officers as a Group (Twelve Persons) (11)	741,046	4.8%
Five Percent Holders:
RTW(12)	5,891,430	39.3%

*Less than one percent.

(1)
Consists of (i) 40,124 shares of common stock held by The Shantanu K. Gaur Revocable Trust Of 2021, of which Shantanu K. Gaur and Neha Gaur serve as trustees, (ii) 21,908 shares of common stock held by The Gaur Family Irrevocable Trust Of 2021, of which Steven M. Burke, Esq. and Neha Gaur serve as trustees and which Ms. Gaur has voting and dispositive control, and (iii) 75,996 shares of common stock issuable upon exercise of options within 60 days of March 17, 2026.
(2)
Consists of (i) 124,970 shares of common stock held by Romulus Growth Allurion L.P., (ii) 2,919 shares of common stock held by Romulus Capital I, L.P., (iii) 2,934 shares of common stock issuable upon exercise of a warrant held by Romulus Capital I, L.P., (iv) 35,252 shares of common stock held by Romulus Allurion Special Opportunity L.P., (v) 21,525 shares of common stock held by Samin Capital LLC, and (vi) 54,643 shares of common stock held by Krishna Gupta. Krishna Gupta is the general partner of Romulus Allurion Special Opportunity L.P., Romulus Growth Allurion L.P., and Romulus Capital I, L.P., and the manager of Samin Capital LLC.

(3)
Consists of (i) 28,410 shares held by Omar & Helen Ishrak Living Trust, (ii) 130,509 shares held by the Sponsor, and (iii) 1,208 shares of common stock held by Omar Ishrak. Dr. Ishrak disclaims beneficial ownership over 54,743 shares in excess of his pecuniary interest therein.
(4)
Consists of (i) 604 shares of common stock and (ii) 6,456 shares of common stock issuable upon exercise of options within 60 days of March 17, 2026.
(5)
Consists of 1,208 shares of common stock held by Larson Douglas Hudson.
(6)
Consists of 1,208 shares of common stock held by Nicholas Lewin.
(7)
Consists of 1,000 shares of common stock held by Milena Alberti-Perez.
(8)
Consists of 4,348 shares of common stock held by Keith B. Johns II.
(9)
Consists of (i) 4,273 shares of common stock and (ii) 5,719 shares of common stock issuable upon exercise of options within 60 days of March 17, 20206, held by Brendan Gibbons.
(10)
Consists of (i) 4,088 shares of common stock and (ii) 5,885 shares of common stock issuable upon exercise of options within 60 days of March 17, 20205, held by Ojas Buch.
(11)
See footnotes 1 through 10 above. Also includes (i) 66,516 shares of common stock held by Ram Chuttani, (ii) 15,597 shares of common stock issuable upon exercise of options within 60 days of March 17, 2026, and (iii) 42,373 shares of common stock issuable upon the vesting of performance share units within 60 days of March 17, 2026, held by Ram Chuttani.
(12)
Beneficial ownership is as of February 26, 2026, based solely on a Schedule 13D/A filed jointly on March 2, 2026 with the SEC by RTW and Roderick Wong, M.D., which consists of 5,891,430 shares of common stock beneficially owned by RTW. RTW, in its capacity as the investment manager of those certain RTW entities, has the power to vote and the power to direct the disposition of the shares held by RTW. Accordingly, RTW may be deemed to be the beneficial owner of such securities. Roderick Wong, M.D., as the Managing Partner of RTW, has the power to direct the vote and disposition of the securities held by RTW. Dr. Wong disclaims beneficial ownership of the shares held by RTW, except to the extent of his pecuniary interest therein. The address and principal office of RTW is 40 10th Avenue, Floor 7, New York, NY 10014, and the address of Dr. Wong and each of the RTW entities is c/o RTW Investments, LP, 40 10th Avenue, Floor 7, New York, NY 10014.

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

For more information, see the subsection entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Amendment to Revenue Interest Financing Agreement, Additional Revenue Interest Financing Agreement, and Omnibus Amendment ”and Note 8, Revenue Interest Financing, Side Letter, and PIPE Conversion Option in the notes to our annual consolidated financial statements for the years ended December 31, 2025 and 2024 included in this Annual Report on Form 10-K for further discussion.

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

The HVL Termination Agreement provided us, upon the terms and subject to the conditions set forth therein, the right to prepay, in one or more transactions, all or a portion of the outstanding principal amount, plus accrued interest, under the HVL Bridge Note, including by way of (a) a $2.0 million prepayment, $1.5 million of which was deemed a prepayment penalty and (b) immediately prior to the consummation of the Business Combination, an additional payment of at least $6.0 million under the HVL Bridge Note by way of (i) payment in cash by us and/or (ii) the sale and transfer of all or any portion of the HVL Bridge Note, equivalent in value to the portion of the additional payment to be repaid pursuant to this clause (b)(ii), to any person or persons designated in writing by us (the "Incremental Financing").

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

November 2025 RTW Private Placement

On November 11, 2025, we entered into the Securities Purchase Agreement with the purchasers party thereto, which included funds managed by RTW, pursuant to which we agreed to sell to RTW 2,994,012 shares of our common stock and 2,994,012 accompanying warrants to purchase 2,994,012 shares of our common stock, at an offering price of $1.67 per share and accompanying warrant. The private placement closed on November 14, 2025, and resulted in gross proceeds of approximately $5 million, which includes approximately $3.1 million paid by RTW.

Exchange Agreement

On November 11, 2025, the Company entered into the Exchange Agreement with RTW, pursuant to which RTW has agreed to exchange all of the (i) principal amount of the Notes, purchased pursuant to the terms of the Amended Note Purchase Agreement, including interest accrued on the Notes; (ii) Company obligations under the First RIFA and (iii) Company obligations under the Second RIFA for shares of a newly issued class of Series B Preferred Stock.

Pursuant to the Exchange Agreement, the Company has agreed, at the request of any holder of Series B Preferred Stock, to file a resale registration statement with the SEC to register the resale of the Series B Preferred Stock, the Common Stock issuable upon conversion thereof and other equity of the Company held by RTW as of the date of the Exchange Agreement, and to cause such registration statement to become effective within 90 days of the filing date.

Upon the closing of the Exchange, RTW’s rights to appoint certain directors of the Company pursuant to the Amended Note Purchase Agreement and the RIFAs will terminate and be replaced by the rights set forth in the Certificate of Designations. Pursuant to the terms of the Certificate of Designations, for so long as RTW or its affiliates beneficially own at least: (i) 10% of the Company’s securities, RTW will have the right to nominate an individual for election to the Board and (ii) 30% of our securities, RTW will have the right to nominate a second individual for election to the Board, in each case subject to the recommendation of the Nominating Committee and the approval of the Board. Such individuals shall initially be Nicholas Lewin and R. Jason Richey, respectively, who currently serve on the Board. In addition, for so long as (x) a Specified Breach Event has occurred and is continuing and (y) RTW or its affiliates beneficially own at least 10% of the Company’s securities, RTW will have the right to nominate two additional individuals for election to the Board, in each case subject to the recommendation of the Nominating Committee and the approval of the Board. Notwithstanding the foregoing, if the appointment of such individuals would result in a majority of the Board being comprised of individuals nominated by RTW, then (i) such nomination right will be reduced so that all individuals nominated by RTW shall represent less than a majority of the Board, (ii) the Company will use its best efforts to increase the size of the Board to permit nomination of both individuals while all individuals nominated by RTW represent less than a majority of the Board, and (iii) the dividend rate of the Series B Preferred Stock will be increased by 2% during such period that at least one such individual cannot be appointed.

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

Item 14. Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm Fees

Fees billed by our independent public accounting firm, Deloitte & Touche LLP ("Deloitte") (Boston, Massachusetts, PCAOB Auditor ID 34) for the fiscal years ended December 31, 2025 and 2024 related to audit services, audit-related services, tax services, and other services were approved by our Audit Committee. The following table summarizes the aggregate fees billed to us by Deloitte:

Type of Service	Fiscal Year Ended December 31, 2025	Fiscal Year Ended December 31, 2024
Audit Fees(1)	$1,736,760	$1,483,750
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$1,736,760	$1,483,750
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

All of the services rendered by Deloitte & Touche LLP with respect to the 2025 and 2024 fiscal years were pre-approved by the Audit Committee in accordance with this policy.

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

Exhibit Number	Description	Incorporated by Reference herein from - Form or Schedule	File Number	Exhibit	Filed Date
3.1	Amended and Restated Certificate of Incorporation of Allurion Technologies, Inc. (formerly Allurion Technologies Holdings, Inc.)	8-K	001-41767	3.1	August 7, 2023
3.2	Amended and Restated Bylaws of Allurion Technologies, Inc. (formerly Allurion Technologies Holdings, Inc.)	8-K	001-41767	3.2	August 7, 2023
4.1	Warrant Agreement, dated February 4, 2021, between Compute Health Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-40001	4.1	February 9, 2021
4.2	Amendment to Warrant Agreement, dated August 1, 2023, by and between Compute Health and Continental Stock Transfer & Trust Company.	8-K	001-41767	4.2	August 7, 2023
4.3	Warrant Assignment, Assumption and Amendment Agreement, dated August 1, 2023, by and among Compute Health Acquisition Corp., New Allurion Holdings, Inc., and Continental Stock Transfer & Trust Company.	8-K	001-41767	4.3	August 7, 2023
4.4	Description of Capital Stock.	10-K/A	001-41767	4.4	August 19, 2025
4.5	Form of Public Warrant.	8-K	001-41767	4.1	July 1, 2024
4.6	Form of Private Placement Warrant.	8-K	001-41767	4.2	July 1, 2024
4.7	Form of Common Warrant (January 2025).	8-K	001-41767	4.1	January 28, 2025
4.8	Form of Common Warrant (February 2025).	8-K	001-41767	4.1	February 21, 2025
4.9	Form of Private Placement Warrant (February 2025).	8-K	001-41767	4.2	February 21, 2025
4.10	Form of Private Placement Warrant (November 2025)	8-K	001-41767	4.1	November, 12, 2025
4.11	Form of New Warrant	8-K	001-41767	4.1	February 25, 2026
10.1	Form of Indemnification Agreement between Allurion Technologies, Inc. and its Directors and Officers.	S-4/A	333-271862	10.32	June 13, 2023
10.2++	Investor Rights Agreement, dated August 1, 2023, by and among New Allurion, Compute Health Sponsor LLC, certain equity holders of Allurion Technologies, Inc. and certain other parties.	8-K	001-41767	10.5	August 7, 2023
10.3++	Amended and Restated RTW PIPE Side Letter Agreement, dated as of May 2, 2023, by and among Compute Health Acquisition Corp., Allurion Technologies Holdings, Inc., Compute Health LLC, Allurion Technologies, Inc. and certain	8-K	001-40001	10.6	May 2, 2023

	entities that have engaged RTW Investments, LP as investment manager.
10.4++	Revenue Interest Financing Agreement, dated as of February 9, 2023, by and among Allurion Technologies, Inc. and certain entities that have engaged RTW Investments, LP as investment manager.	8-K	001-40001	10.8	February 9, 2023
10.5++	Bridging Agreement, dated as of February 9, 2023, by and among Allurion Technologies, Inc. and Fortress Credit Corp.	8-K	001-40001	10.9	February 9, 2023
10.6#†	Employment Agreement dated August 1, 2023 with Shantanu Gaur.	8-K	001-41767	10.10	August 7, 2023
10.7#†	Employment Agreement between Allurion Technologies, Inc. and Ram Chuttani.	8-K	001-41767	10.13	August 7, 2023
10.8#	Allurion Technologies, Inc. 2010 Stock Incentive Plan.	S-4	333-271862	10.13	May 12, 2023
10.9#	Allurion Technologies, Inc. Amended and Restated 2020 Stock Option and Grant Plan.	S-4	333-271862	10.14	May 12, 2023
10.10#	Form of Allurion Technologies Holdings, Inc. 2023 Equity Incentive Plan.	S-4	333-271862	10.15	May 12, 2023
10.11#	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Allurion Technologies, Inc. 2023 Stock Option And Incentive Plan.	8-K	001-41767	10.18	August 7, 2023
10.12#	Form of Allurion Technologies Holdings, Inc. 2023 Employee Stock Purchase Plan.	S-4	333-271862	10.16	May 12, 2023
10.13++	Side Letter Termination Agreement, dated as of May 2, 2023, by and among Allurion Technologies, Inc., Romulus Growth Allurion L.P. and Hunter Ventures Limited.	S-4	333-271862	10.1	May 12, 2023
10.14++	Backstop Agreement, dated as of May 2, 2023, by and among Hunter Ventures Limited, Allurion Technologies Holdings, Inc., Allurion Technologies, Inc., RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd., RTW Venture Fund Limited and CFIP2 ALLE LLC.	8-K	001-40001	10.5	May 2, 2023
10.15	Side Letter Agreement, dated as of May 2, 2023, by and among Allurion Technologies, Inc., CFIP2 ALLE LLC and Fortress Credit Corp.	8-K	001-40001	10.7	May 2, 2023
10.16	Contribution Agreement, dated as of May 2, 2023, by and between Compute Health Sponsor LLC and Compute Health Acquisition Corp.	8-K	001-40001	10.9	May 2, 2023
10.17	RSU Partial Forfeiture and Amendment Agreement, dated as of May 2, 2023, by and between Allurion Technologies, Inc. and Krishna Gupta.	8-K	001-40001	10.10	May 2, 2023
10.18++	Credit Agreement and Guaranty, dated as of August 1, 2023, by and among Allurion Technologies, LLC, Allurion Technologies, Inc., the Subsidiary Guarantors from time to time party thereto, the Lenders from time to time parties thereto and Fortress Credit Corp., as administrative agent.	8-K	001-41767	10.25	August 7, 2023
10.19#	Form of Restricted Stock Unit Award Agreement for Company Employees under the Allurion Technologies, Inc. 2023 Stock Option and Incentive Plan.	8-K	001-41767	10.27	August 7, 2023
10.20#	Form of Incentive Stock Option Agreement under the Allurion Technologies, Inc. 2023 Stock Option and Incentive Plan.	8-K	001-41767	10.28	August 7, 2023
10.21#	Form of Non-Qualified Stock Option Agreement under the Allurion Technologies, Inc. 2023 Stock Option and Incentive Plan.	8-K	001-41767	10.29	August 7, 2023
10.22	Contribution Agreement, dated as of May 2, 2023, by and between Shantanu K. Gaur and Neha Gaur, Trustees of The Shantanu K. Gaur Revocable Trust of 2021, and Allurion Technologies Holdings, Inc.	8-K	001-40001	10.8	May 2, 2023

10.23	ChEF Purchase Agreement, dated as of December 18, 2023, by and between Allurion Technologies, Inc. and Chardan Capital Markets LLC.	8-K	001-41767	10.1	December 18, 2023
10.24	Registration Rights Agreement dated as of December 18, 2023, by and between Allurion Technologies, Inc. and Chardan Capital Markets LLC.	8-K	001-41767	10.2	December 18, 2023
10.25†	Sales Agency Agreement, dated May 15, 2023, by and between Allurion Technologies, Inc. and Covidien AG.	S-4	333-271862	10.37	July 6, 2023
10.26	Lease for 11 Huron Drive, Natick, MA 01760, dated June 15, 2016, by and between Allurion Technologies, Inc. and Legacy Huron, LLC, as amended by the First Amendment to Lease, dated November 28, 2016, the Second Amendment to Lease, dated March 20, 2017, the Third Amendment to Lease, dated June 21, 2017, the Fourth Amendment to Lease, dated August 21, 2017, the Fifth Amendment to Lease, dated October 30, 2017 and the Sixth Amendment to Lease, dated March 15, 2021.	S-4	333-271862	10.18	May 12, 2023
10.27+	Commercial Lease for 8 Erie Drive, Natick, MA 01760, dated January 8, 2018, by and between Allurion Technologies, Inc. and 8 Erie Drive, LLC.	S-4	333-271862	10.19	May 12, 2023
10.28+	Lease for 3 Huron Drive, Natick, MA 01760, dated January 10, 2020, by and between Allurion Technologies, Inc. and 3 Huron Investments LLC.	S-4	333-271862	10.20	May 12, 2023
10.29+	Lease for 14 Huron Drive, Natick, MA, dated June 18, 2014, by and between the Company and Fourteen Huron Drive, LLC, as amended by the First Amendment to Lease, dated June 30, 2017, the Third Amendment to Lease dated April 5, 2018, the Fourth Amendment to Lease, dated November 16, 2018, the Fifth Amendment to Lease dated as of August 12, 2019 and the Sixth Amendment to Lease, dated March 15, 2021.	S-4	333-271862	10.21	May 12, 2023
10.30++	Side Letter Termination Agreement, dated as of May 2, 2023, by and among Allurion Technologies, Inc., Romulus Growth Allurion L.P. and Hunter Ventures Limited.	8-K	001-40001	10.1	May 2, 2023
10.31#	Settlement Agreement, dated as of December 12, 2023, by and between Allurion Technologies, Inc. and Benoit Chardon.	10-K	001-41767	10.36	March 26,2024
10.32#	Termination Agreement, dated as of December 12, 2023 by and between Allurion France and Benoit Chardon Consulting.	10-K	001-41767	10.37	March 26,2024
10.33	Amendment No. 1 to Credit Agreement and Guaranty, dated as of December 29, 2023, by and among Allurion Technologies, Inc., Allurion Technologies, LLC, the Subsidiary Guarantors from time to time party thereto, the Lenders from time to time party thereto and Fortress Credit Corp., as administrative agent for the Lenders.	8-K	001-41767	10.1	December 29, 2023
10.34#	Employment Agreement between Allurion Technologies, Inc. and Brendan Gibbons.	10-K	001-41767	10.39	March 26,2024
10.35+ ++	Note Purchase Agreement dated as of April 14, 2024, by and among Allurion Technologies, Inc., RTW Investments, LP, as agent for the purchasers part thereto from time to time, and Acquiom Agency Services, LLC, as collateral agent for the purchasers.	8-K	001-41767	10.1	April 17, 2024
10.36++	Omnibus Amendment, dated as of April 14, 2024, by and among Allurion Technologies, Inc., Allurion Technologies, LLC and certain entities that have engaged RTW Investments, LP as investment manager.	8-K	001-41767	10.2	April 17, 2024
10.37++	First Amendment to Amended and Restated Letter Agreement, dated as of April 14, 2024, by and among Allurion Technologies, Inc., Allurion Technologies, LLC, RTW Master	8-K	001-41767	10.3	April 17, 2024

	Fund, Ltd., RTW Innovation Master Fund, Ltd. and RTW Biotech Opportunities Operating Ltd.
10.38++	First Amendment to Note Purchase Agreement, dated as of April 16, 2024, by and among Allurion Technologies, Inc., RTW Investments, LP, as agent for the purchasers party thereto from time to time, and Acquiom Agency Services LLC, as collateral agent for the purchasers.	8-K	001-41767	10.4	April 17, 2024
10.39	Eighth Amendment to 14 Huron Lease, dated as of April 3, 2024, by and between Allurion Technologies, Inc. and Fourteen Huron Drive, LLC.	10-Q	001-41767	10.6	August 14, 2024
10.40#†	Offer Letter dated May 17, 2024 with Ojas Buch.	10-Q	001-41767	10.7	August 14, 2024
10.41++	Revenue Interest Financing Agreement, dated as of October 30, 2024, by and among Allurion Technologies, LLC, RTW Master Fund Ltd., RTW Innovations Master Fund, Ltd. and RTW Biotech Opportunities Operating Ltd.	8-K	001-41767	10.1	November 4, 2024
10.42++	Omnibus Amendment, dated as of January 7, 2025, by and among Allurion Technologies, Inc., Allurion Technologies, LLC, Allurion Technologies Australia Pty Ltd, Allurion France, RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd., RTW Biotech Opportunities Operating Ltd., and RTW Investments, L.P.	S-1/A	333-283701	10.49	January 8, 2025
10.43	Subscription Agreement, dated as of January 14, 2025, between Allurion Technologies, Inc. and the investors named therein.	8-K	001-41767	10.1	January 17, 2025
10.44	Securities Purchase Agreement, dated as of January 24, 2025, by and between Allurion Technologies, Inc. and the purchasers named therein.	8-K	001-41767	10.1	January 28, 2025
10.45	Form of Securities Purchase Agreement.	8-K	001-41767	10.1	February 21, 2025
10.46	Subscription Agreement, dated as of February 19, 2025, between Allurion Technologies, Inc. and the investors named therein.	8-K	001-41767	10.2	February 21, 2025
10.47	Second Amendment to Note Purchase Agreement, dated as of April 15, 2025, by and among Allurion Technologies, Inc., the purchasers party thereto, and RTW Investments, L.P. as agent for purchasers	8-K	001-41767	10.1	April 17, 2025
10.48	Eighth Amendment to 11 Huron Lease, dated as of June 20, 2025, by and between Allurion Technologies, Inc. and Legacy Huron LLC.	10-K	001-41767	10.2	August 19, 2025
10.49	Securities Purchase Agreement, dated as of November 11, 2025, between Allurion Technologies, Inc. and the investors named therein	8-K	001-41767	10.1	November 12, 2025
10.50	Registration Rights Agreement, dated as of November 11, 2025, between Allurion Technologies, Inc. and the investors named therein	8-K	001-41767	10.2	November 12, 2025
10.51	Securities Purchase Agreement, dated as of November 11, 2025, between Allurion Technologies Inc. and certain entities affiliated with RTW Investments, LP.	8-K	001-41767	10.3	November 12, 2025
10.52	Assignment of Lease and Consent to Assignment, dated as of July 10, 2025, by and among Allurion Technologies, Inc., Aila Technologies, Inc. and 3 Huron Investments, LLC.	10-K	001-41767	10.4	November 17, 2025
10.53	Form of Inducement Letter	8-K	001-41767	10.1	February 25, 2026
19.1*	Allurion Technologies, Inc. Insider Trading Policy.	10-K	001-41767	19.1	March 27, 2025

21.1*	List of subsidiaries of Allurion Technologies Holdings, Inc.	10-K	001-41767	21.1	March 27, 2025
23.1*	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

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

Name	Title	Date
/s/ Shantanu Gaur	Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 30, 2026
Shantanu Gaur
/s/ Michael Davin	Director	March 30, 2026
Michael Davin
	Director	March 30, 2026
Krishna Gupta
/s/ Larson Douglas Hudson	Director	March 30, 2026
Larson Douglas Hudson
/s/ Omar Ishrak	Director	March 30, 2026
Omar Ishrak
/s/ Keith B. Johns II	Director	March 30, 2026
Keith B. Johns II
/s/ Nicholas Lewin	Director	March 30, 2026
Nicholas Lewin
/s/ R. Jason Richey	Director	March 30, 2026
R. Jason Richey

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Allurion Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allurion Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and cash outflows from operating activities incurred since inception, its expectation of continuing operating losses and cash used in operations for the foreseeable future, the need to raise additional capital to satisfy its current obligations and finance its future operations, and noncompliance with certain financial covenants under its credit facilities raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 30, 2026

We have served as the Company’s auditor since 2016.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$5,412	$15,379
Accounts receivable, net of allowance of doubtful accounts of $5,159 and $6,701 respectively	3,951	7,134
Inventory, net	2,670	3,400
Prepaid expenses and other current assets	759	1,243
Total current assets	12,792	27,156
Property and equipment, net	1,367	2,469
Right-of-use asset	950	2,079
Other long-term assets	663	1,109
Total assets	$15,772	$32,813
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,568	$6,572
Current portion of lease liabilities	398	869
Accrued expenses and other current liabilities	6,409	11,422
Current portion of convertible notes payable	28,070	—
Total current liabilities	38,445	18,863
Warrant liabilities	5,829	4,567
Revenue Interest Financing liability	47,700	49,200
Earn-out liabilities	31	1,090
Convertible notes payable	—	35,710
Lease liabilities, net of current portion	571	1,344
Other liabilities	385	17
Total liabilities	92,961	110,791
Commitments and Contingencies (Note 15)
Stockholders’ deficit:
Preferred stock, $0.0001 par value — 100,000,000 shares authorized as of December 31, 2025; and no shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value — 1,000,000,000 shares authorized as of December 31, 2025; 12,279,181 and 2,710,607 shares issued and outstanding as of December 31, 2025 and 2024, respectively	6	3
Additional paid-in capital	168,627	152,596
Accumulated other comprehensive gain (loss)	5,140	(8,370)
Accumulated deficit	(250,962)	(222,207)
Total stockholders’ deficit	(77,189)	(77,978)
Total liabilities and stockholders’ deficit	$15,772	$32,813

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024
Revenue	$15,230	$32,110
Cost of revenue	5,659	10,607
Gross profit	9,571	21,503
Operating expenses:
Sales and marketing	10,804	25,933
Research and development	7,571	17,369
General and administrative	21,353	28,399
Total operating expenses:	39,728	71,701
Loss from operations	(30,157)	(50,198)
Other income (expense):
Interest expense	—	(2,264)
Changes in fair value of warrants	12,800	17,024
Changes in fair value of debt	(3,615)	18,090
Changes in fair value of Revenue Interest Financing and PIPE Conversion Option	(9,090)	(4,771)
Changes in fair value of earn-out liabilities	1,059	22,900
Loss on extinguishment of debt	(660)	(8,713)
Other income (expense), net	982	1,452
Total other income:	1,476	43,718
Loss before income taxes	(28,681)	(6,480)
Provision for income taxes	(74)	(718)
Net loss	(28,755)	(7,198)
Net loss per share
Basic and diluted	$(3.81)	$(3.20)
Weighted-average shares outstanding
Basic and diluted	7,544,548	2,247,164

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(dollars in thousands)

	Year Ended December 31,
	2025	2024
Net loss	$(28,755)	$(7,198)
Other comprehensive income (loss):
Change in fair value of Revenue Interest Financing due to change in credit risk	8,180	(4,370)
Change in fair value of RTW Convertible Notes due to change in credit risk	5,330	(4,700)
Comprehensive loss	$(15,245)	$(16,268)

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(dollars in thousands)

	Redeemable Preferred Stock		Common Sock
					Additional	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Deficit
Balance as of December 31, 2023	—	$—	1,907,529	$2	$143,010	$700	$(215,009)	$(71,297)
Exercise of stock options	—	—	649	—	25	—	—	25
Issuance of common stock for the exercise of Public Warrants	—	—	13	—	1	—	—	1
Issuance of common stock from equity line financing (Note 11)	—	—	75,618	—	1,007	—	—	1,007
Issuance of common stock in connection with vesting of RSU awards	—	—	13,040	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,056	—	—	3,056
Issuance of preferred stock in connection with Private Placement, net of issuance costs	2,260,159	979	—	—	—	—	—	—
Issuance of common stock in connection with Public Offering, net of issuance costs	—	—	653,351	1	5,065	—	—	5,066
Exercise of PIPE Conversion Option	—	—	(30,000)		(547)	—	—	(547)
Issuance of common stock for the conversion of preferred stock	(2,260,159)	(979)	90,407	—	979	—	—	979
Other comprehensive loss	—	—	—	—	—	(9,070)	—	(9,070)
Net loss	—	—	—	—	—	—	(7,198)	(7,198)
Balance as of December 31, 2024	—	—	2,710,607	3	152,596	(8,370)	(222,207)	(77,978)
Exercise of stock options	—	—	—	—	—	—	—	—
Issuance of common stock from equity line financing (Note 11)	—	—	302,418	—	794	—	—	794
Issuance of common stock in connection with vesting of RSU awards, net	—	—	33,498	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,146	—	—	3,146
Issuance of preferred stock in connection with RTW Private Placement, net of issuance costs	—	—	841,751	—	2,500	—	—	2,500
Issuance of common stock in connection with January Public Offering, net of issuance costs	—	—	1,240,000	1	1,226	—	—	1,227
Issuance of common stock in connection with February Public Offering and Leavitt Private Placement, net of issuance costs	—	—	1,167,686	1	448	—	—	449
Issuance of common stock in connection with November Private Placement, net of issuance costs	—	—	2,994,012	1	1,326	—	—	1,327
Issuance of common stock from the conversion of RTW Convertible Notes	—	—	2,985,078	—	6,585	—	—	6,585
Issuance of common stock to consultants	—	—	4,131	—	6	—	—	6
Other comprehensive income	—	—	—	—	—	13,510	—	13,510
Net loss	—	—	—	—	—	—	(28,755)	(28,755)
Balance as of December 31, 2025	—	$—	12,279,181	$6	$168,627	$5,140	$(250,962)	$(77,189)

The accompanying notes are an integral part of these consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2025	2024
Operating Activities:
Net loss	$(28,755)	$(7,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	679	765
Depreciation and amortization	983	997
Stock-based compensation	3,146	3,056
Provision for uncollectible accounts	2,847	1,418
Unrealized exchange gain (loss) and other	(206)	594
Provision for inventory	1,216	2,228
Change in fair value of warrant liabilities	(12,800)	(17,024)
Change in fair value of derivative liabilities	—	(1,895)
Change in fair value of debt	3,615	(18,090)
Change in fair value of Revenue Interest Financing and PIPE Conversion Option	9,090	4,771
Change in fair value of earn-out liabilities	(1,059)	(22,900)
Change in fair value of RTW Share Obligation	370	—
Interest paid on debt recorded at fair value	(2,410)	(3,098)
Non-cash interest expense	—	1,464
Loss on extinguishment of debt	660	8,713
Debt issuance costs associated with debt recorded at fair value	—	1,357
Issuance costs associated with warrants recorded at fair value	1,502	942
Changes in operating assets and liabilities:
Accounts receivable	844	8,977
Inventory	(486)	543
Prepaid expenses, other current and long-term assets	800	913
Lease liabilities	(796)	(836)
Accounts payable	(3,141)	(3,924)
Accrued expenses and other current liabilities	(5,045)	(4,073)
Net cash used in operating activities	$(28,946)	$(42,300)
Investing Activities:
Purchases of property and equipment	—	(611)
Net cash used in investing activities	$—	$(611)
Financing Activities:
Proceeds from issue of convertible notes	—	48,000
Proceeds from private offerings, net of issuance costs	4,597	2,592
Proceeds from public offerings, net of issuance costs	13,578	17,660
Payment of debt issuance costs	—	(1,357)
Repayment of Fortress Term Loan	—	(47,720)
Proceeds from option and warrant exercises	—	26
Proceeds from equity line financing	795	1,007
Net cash provided by financing activities	$18,970	$20,208
Net decrease in cash and cash equivalents and restricted cash	(9,976)	(22,703)
Cash and cash equivalents and restricted cash at beginning of period	15,718	38,421
Cash and cash equivalents and restricted cash at end of period	$5,742	$15,718
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$2,672
Supplemental cash flow information on non-cash investing and financing activities
Deferred financing costs in accounts payable and accrued expenses	115	323
Change in fair value of RTW Convertible Notes through OCI	5,330	(4,700)
Change in fair value of Revenue Interest Financing through OCI	8,180	(4,370)
Conversion of Series A Preferred Stock into Common Stock	—	(979)
Common stock issued for conversion of convertible notes	(6,585)	—
Exercise of PIPE Conversion Option	—	(547)

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

Unless otherwise indicated, references in this Annual Report on Form 10-K to the "Company", "our", and "Allurion" refer to the consolidated operations of Allurion Technologies, Inc. and its subsidiaries. References to "CPUH" and "Compute Health" refer to Compute Health Acquisition Corp. and its subsidiaries prior to the consummation of the Business Combination and references to "Legacy Allurion" refer to Allurion Technologies, Inc. prior to the consummation of the Business Combination.

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

The consolidated financial statements include Allurion; and its consolidated subsidiaries, Allurion France SAS, and Allurion Middle East, LLC, which were both incorporated in 2017; Allurion UK Ltd., which was incorporated in 2021; Allurion Italy, Srl, Allurion Spain Srl, Allurion Australia Pty Ltd. and Allurion Mexico S. de R.L de C.V, which were incorporated in 2022; and Allurion Technologies, LLC, which was incorporated in 2023. The Company’s operations are located in Europe, the Middle East, Africa, Latin America, Canada and the Asia-Pacific region, and it operates in one business segment.

Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency for all of our foreign subsidiaries is the United States dollar except Allurion Australia Pty Ltd., which uses the Australian dollar. When remeasuring from a local currency to the functional currency, assets and liabilities are remeasured into U.S. dollars at exchange rates in effect at the balance sheet dates and results of operations transacted in local currency are remeasured into U.S. dollars using average exchange rates for the period presented. Gains (losses) from remeasurement of $0.9 million and ($0.7) million for the years ended December 31, 2025 and 2024, respectively, are recorded in the statements of operations and comprehensive loss within other expense, net. The Company translates the foreign functional currency financial statements to U.S. dollars for Allurion Australia Pty Ltd. using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions. The effects of foreign currency translation adjustments were immaterial for the years ended December 31, 2025 and 2024.

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

Going Concern

The accompanying consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The Company (1) has incurred recurring losses from operations and cash outflows from operating activities since inception, (2) anticipates net losses and negative operating cash flows for the foreseeable future, (3) needs to raise additional capital to satisfy its current obligations and finance its future operations and (4) is not in compliance with certain financial covenants required under its credit facilities. Through December 31, 2025, the Company has funded its operations primarily with proceeds from the sale of its Common Stock, convertible preferred stock, issuance of convertible notes, issuance of term loans, and funds received upon consummation of the Business Combination.

Until such time as we can generate sufficient revenue to fund operations, we expect to use proceeds from the issuance of equity, debt financings, or other capital transactions to fund our operations and satisfy our liquidity requirements. Additionally, the Company has entered into an Exchange Agreement with RTW, as disclosed in Note 11, Capital Stock and Stockholder's Deficit, under which the Company's existing credit facilities will be exchanged for preferred stock upon the satisfaction of certain closing conditions. Because the amount and timing of such financings are uncertain, the Company has concluded that management’s plans do not alleviate substantial doubt about its ability to continue as a going concern for a reasonable period of time.

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Significant customers are those which represent more than 10% of the Company’s total revenue for the years ended December 31, 2025 and 2024 or accounts receivable, net balance as of December 31, 2025 and 2024. The following table presents customers that represent 10% or more of the Company’s total revenue and accounts receivable, net:

	Revenue		Accounts Receivable
	Years Ended December 31		December 31,
	2025	2024	2025	2024
Customer A	N/A	N/A	18%	N/A
Customer B	N/A	N/A	N/A	14%

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

Leases

The Company accounts for its leases under ASC 842, Leases (“ASC 842"). At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. At the lease commencement date, when control of the underlying asset is transferred from the lessor to the Company, the Company classifies a lease as either an operating or finance lease and recognizes a right-of-use (“ROU”) asset and a current and non-current lease liability as applicable, in the consolidated balance sheets if the lease has a term greater than one year. As permitted under ASC 842, the Company has made an accounting policy election, for all classes of underlying assets, to not recognize ROU assets and lease liabilities for leases having an original term of twelve months or less. When it determines the appropriate classification and accounting for a lease arrangement, the Company typically only considers the committed lease term. Options to extend a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will either renew or not cancel the lease.

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

	December 31,
	2025	2024
Cash and cash equivalents	$5,412	$15,379
Restricted cash included in other long-term assets	330	339
Cash and cash equivalents and restricted cash shown in the statement of cash flows	$5,742	$15,718

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

The Company’s products include the Allurion Smart Capsule and related accessories. See Note 3, Revenue and Note 16, Segment Information, below for financial information about the Company's significant segment expenses and sales in geographic areas, respectively.

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

The Company determined the amount of internal software costs to be capitalized based on the amount of time spent by our developers on projects in the application stage of development. There is judgment in estimating the time allocated to a particular project in the application stage. A significant change in the time spent on each project could have a material impact on the amount capitalized and related amortization expense in subsequent periods. As of December 31, 2025 and 2024, capitalized internal-use software was immaterial.

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

Equity-Classified Forward Contracts

The Company evaluates its forward contracts and other equity-linked arrangements to determine whether such contracts are indexed to the Company's own stock and meet the criteria for equity classification. Forward contracts that are determined to be equity classified are recorded in APIC at fair value on the contract issuance date. Subsequent to initial recognition, equity-classified forward contracts are not remeasured, and no changes in fair value are recognized in the consolidated statements of operations unless the contracts are modified or settled.

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

The fair value of the earn-out consideration is remeasured on a quarterly basis over the earn-out period with changes in the estimated fair value of the contingent earn-out consideration recorded in Other income (expense) in the consolidated statements of operations, and are reflected in the period in which they are identified. Changes in the estimated fair value of the contingent earn-out consideration may materially impact or cause volatility in our operating results.

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

In connection with the Company entering in the Revenue Interest Financing, the Company and RTW entered into the RTW side letter, as subsequently amended and restated on May 2, 2023 (the "Amended and Restated RTW Side Letter") under which RTW may elect to convert up to $7.5 million of its initial PIPE (as defined in Note 8, Revenue Interest Financing, Side Letter, and PIPE Conversion Option below) subscription into an additional revenue interest financing by forfeiting a number of shares of Allurion Common Stock acquired by the PIPE subscription (the "PIPE Conversion Option"). The Company accounts for the PIPE Conversion Option as a freestanding financial instrument that qualifies for derivative liability accounting in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). The PIPE Conversion Option is initially measured at its fair value within Other liabilities on the consolidated balance sheets with corresponding recognition of expense at inception as there is no right received by the Company that meets the definition of an asset and the transaction did not involve a distribution or a dividend. Subsequent changes in fair value of the derivative liability are recognized as a gain or loss as a component of Other income (expense) in the consolidated statements of operations.

On October 22, 2024, funds affiliated with RTW provided notice to the Company of their election under the Amended and Restated RTW Side Letter, to surrender 30,000 shares of Common Stock of the Company representing $7.5 million in consideration for an additional Revenue Interest Financing Agreement. Accordingly, on October 30, 2024, the Company and the funds affiliated with RTW entered into the additional Revenue Interest Financing Agreement (the “New RIFA”). The New RIFA has substantially identical terms and conditions as the RIFA Amendment, except that the amount of financing provided under the New RIFA is equal to the conversion amount of $7.5 million, increasing the total principal amount of the Revenue Interest Financing to $47.5 million. Under the terms of the New RIFA, the royalty rates are increased by a factor of $47.5 million as a percentage of the original $40.0 million, resulting in a blended royalty rate of 14.3%. The Company accounts for the New RIFA under the fair value option elections of ASC 825.

RTW Convertible Notes

The Company accounted for the RTW Convertible Notes (as defined in Note 7, Debt below) under the FVO election of ASC 825. The RTW Convertible Notes accounted for under the FVO election was a debt host financial instrument containing embedded features wherein the entire financial instrument was initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in the estimated fair value of the RTW Convertible Notes were recorded as a component of Other income (expense) in the consolidated statements of operations. A portion of the estimated change in fair value must be reported in other comprehensive loss to the extent that it is attributable to instrument-specific credit risk. As a result of electing the FVO, direct costs and fees related to the RTW Convertible Notes were expensed as incurred.

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

The following table summarizes activity in the allowance for doubtful accounts:

	Year Ended December 31,
	2025	2024
Balance at beginning of period	$(6,701)	$(12,671)
Provision for uncollectible accounts	(2,847)	(1,343)
Recoveries	(162)	—
Uncollectible accounts written off	4,551	7,313
Balance at end of period	$(5,159)	$(6,701)

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

The Company has provided customers purchasing the Allurion Smart Capsule with an implied license for access to its VCS software. This implied software license was given to customers for no additional consideration and was not negotiated as part of the customer’s contracts. Further, the customer contracts and related purchase orders do not include nor specify rights or obligations associated with the VCS software. Based on this assessment, the Company determined the implied license to be immaterial in the context of the contract with customers purchasing the Allurion Smart Capsule, and as such did not allocate any value to the implied VCS license.

The Company generates revenue from sales of its Allurion Smart Capsule to distributors and health care providers. Customers typically purchase the Allurion Smart Capsule, including the gastric balloon and related accessories together, although customers can purchase the gastric balloon and its accessories separately. Therefore, each component of the Allurion Smart Capsule and accessories represents a distinct performance obligation and is separately identifiable. In arrangements with multiple performance obligations, the transaction price is allocated to each performance obligation using the relative standalone selling price. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account internally approved pricing guidelines and market conditions. Revenue is generally recognized upon shipment of the product because at that point, the customer obtains control of the product and has the ability to direct the use and obtain the benefit of the product. Components of the Allurion Smart Capsule are typically shipped to the customer together, resulting in the performance obligations in the contract being satisfied at the same time. Components shipped separately are recognized upon shipment at their relative standalone selling price.

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

Product Warranty

The Company does not provide general rights of return of products sold to its customers. However, the Company does provide for rights of exchange to its distributors and end-use customers for products that fail to conform to the Company’s specifications for a limited time following delivery. These performance specifications include that the Allurion Smart Capsule (i) is successfully filled upon initial placement when used according to the instructions for use provided by the Company and/or (ii) remains in the patient’s body for 90 days or more once placed. Customers may exchange product within 30 calendar days if they discover product nonconformities through a reasonable inspection and within 30 calendar days after discovery of any hidden or latent product nonconformities that could not have been discovered by a reasonable inspection.

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

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expenses are included in sales and marketing operating expenses. Advertising and marketing costs for the years ended December 31, 2025 and 2024 were $1.5 million and $4.9 million, respectively.

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

The Company determines whether a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more likely than not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. As of December 31, 2025 and 2024, the Company has not identified any uncertain tax positions for which reserves would be required.

Net Loss Per Share

The Company applies the two-class method to compute basic and diluted net loss per share attributable to common stockholders, when shares meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all income (loss) for the period had been distributed. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2025 and 2024.

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

Mezzanine Equity

Mezzanine equity represents the Series A Preferred Stock (defined below) issued by the Company. The shares of Series A Preferred Stock are redeemable at a determinable price on a fixed date, which results in mezzanine equity classification (outside of permanent equity) on the Company’s consolidated balance sheet. Refer to Note 11, Capital Stock and Stockholder's Deficit, for additional information regarding the Series A Preferred Stock. On December 19, 2024 the shares Series A Preferred Stock were converted into shares of Common Stock following the Series A Stockholder Approval (defined below). As of December 31, 2025 no shares of preferred stock are outstanding.

Comprehensive Loss

For the years ended December 31, 2025 and 2024, comprehensive loss consists of net loss and other comprehensive loss, which includes changes in the fair value attributable to instrument-specific credit risk related to the Revenue Interest Financing with RTW and the RTW Convertible Notes.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which require public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The Company adopted ASU 2023-09 prospectively for its consolidated financial statements for the fiscal year ended December 31, 2025.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which intends to improve financial reporting by requiring disclosure of additional information about specific expense categories. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the guidance is to be applied prospectively and may be applied retrospectively. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

3. Revenue

Revenue by geographic region is based on the country in which our customer is domiciled and is summarized by geographic area as follows (in thousands):

	Year Ended December 31,
	2025	2024
Spain	$2,154	$4,008
Italy	1,841	2,687
All other countries	11,235	25,415
Total Revenues	$15,230	$32,110

There is currently no revenue generated in the United States from sales of the Allurion Smart Capsule. For the year ended December 31, 2025, $4.7 million of revenue was generated in five countries included within All other countries in the table above, representing approximately 31% of Total Revenues, with each country responsible for approximately 4%-9% of the total. The remaining revenue was generated by sales in 44 other countries included within All other countries. For the year ended December 31, 2024, $10.3 million of revenue was generated in five countries included within All other countries, representing approximately 32% of

Total Revenues, with each country responsible for approximately 4%-8% of the total. Remaining revenue was generated by sales in 53 other countries included within All other countries.

4. Inventory

Inventory consists of the following (in thousands):

	December 31,
	2025	2024
Finished goods	$647	$1,789
Work in progress	793	763
Raw materials	1,230	848
Total Inventory	$2,670	$3,400

Inventory is stated net of $2.1 million and $1.6 million for the provision of excess and obsolete inventory as of December 31, 2025 and 2024, respectively.

5. Property and Equipment, net

Property and equipment consist of the following (in thousands):

		December 31,
	Estimates Useful Life (in Years)	2025	2024
Computers and purchased software	3	$536	$618
Leasehold improvements	Shorter of useful life or lease term	1,521	1,943
Furniture and fixtures	5	113	291
Machinery and equipment	3-5	3,542	3,960
Property and equipment—at cost		5,712	6,812
Less accumulated depreciation and amortization		(4,345)	(4,357)
Construction in progress		—	14
Property and equipment—net		$1,367	$2,469

Depreciation expense was $1.0 million for each the years ended December 31, 2025 and 2024, recorded as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cost of revenue	$514	$553
Research and development	272	235
Sales and marketing	139	93
General and administrative	58	116
Total depreciation and amortization expense	$983	$997

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Other accrued expenses	$3,177	$5,135
Accrued compensation	1,248	1,046
Accrued professional fees	718	1,164
Accrued restructuring	602	3,165
Marketing reimbursement	405	821
Accrued selling and marketing	259	91
Total accrued expenses and other current liabilities	$6,409	$11,422

In November 2024, the Company's management approved and initiated plans to reduce its cost structure. The restructuring plan initiated in November 2024 was substantially completed during the first half of 2025, with remaining payments to be made in accordance with local regulations through April 2026. Substantially all of the charge represents the severance cost of terminated employees, and are included in cost of revenue and operating expenses in the statement of operations. The following table rolls forward the activity in the restructuring accrual for the November 2024 action through December 31, 2025.

Accrual at December 31, 2023	$—
Restructuring charges and related costs	3,953
Cash payments	(788)
Accrual at December 31, 2024	3,165
Restructuring charges and related costs	(456)
Cash payments	(2,694)
Accrual at December 31, 2025	$15

In August 2025, the Company's management approved and initiated plans to reduce its cost structure. The restructuring plan initiated in August 2025 was substantially completed during the third quarter of 2025, with remaining payments to be made in accordance with local regulations through December 2026. Substantially all of the charges represent the severance cost of terminated employees, and are included in cost of revenue and operating expenses in the statement of operations. The following table rolls forward the activity in the restructuring accrual for the August 2025 action through December 31, 2025.

Accrual at December 31, 2024	$—
Restructuring charges and related costs	1,810
Cash payments	(1,223)
Accrual at December 31, 2025	$587

7. Debt

The components of the Company’s third-party debt consisted of the following (in thousands):

	December 31,
	2025	2024
RTW Convertible Notes	$42,881	$50,069
Total principal amounts of debt	42,881	50,069
Change in fair value	(14,811)	(14,359)
Current portion of convertible notes payable	28,070	—
Convertible notes payable	$—	$35,710

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

The Second Amendment to Note Purchase Agreement is accounted for as an extinguishment of debt under ASC 470, due to the substantive conversion features included in the Second Amendment to Note Purchase Agreement. The fair value of the RTW Convertible Notes were remeasured immediately before and after the Amendment was signed on April 15, 2025 as $31.6 million and $32.2 million, respectively. As a result the Company recorded a loss from the extinguishment of debt of $0.7 million. On April 16, 2025, the Purchasers provided notice of conversion of $5.0 million of principal amount of the RTW Convertible Notes based on the triggering of the Market Capitalization Condition. The corresponding equity issued consists of a reduction of the liability of $3.2 million and increase to additional paid-in capital ("APIC") of $3.2 million. On November 4, 2025, the Purchasers provided notice of conversion of an additional $5.0 million of principal amount of the RTW Convertible Notes based on the triggering of the Market Capitalization Condition. The corresponding equity issued consists of a reduction of liability of $3.4 million and increase to APIC of $3.4 million.

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

The Share Obligation is accounted for as a liability under ASC 480. As the Share Obligation was initiated in exchange for amendments of the Amended Note Purchase Agreement, the Revenue Interest Financing Agreement, and the New RIFA, all of which are accounted for under the FVO election, the liability was recorded at its initial fair value of $1.3 million, with an offset to Other income (expense). The liability will be remeasured at estimated fair value on a recurring basis at each reporting period date until it is settled. The Omnibus Amendment results in a modification of the Amended Note Purchase Agreement, the Revenue Interest Financing Agreement, and the New RIFA.

For the year ended December 31, 2025, the Company recorded a loss of $3.6 million and a gain of $5.3 million through the consolidated statements of operations and other comprehensive income (loss), respectively. For the year ended December 31, 2024, the Company recorded a gain of $18.1 million and a loss of $4.7 million through the consolidated statements of operations and other comprehensive income (loss), respectively.

The Company elected paid in kind interest for the years ended December 31, 2025 and December 31, 2024 related to the RTW Convertible Notes. As of December 31, 2025 we are out of compliance with the covenants of the RTW Convertible Notes and as such it has been reclassified to a current liability on the consolidated balance sheets.

8. Revenue Interest Financing, Side Letter, and PIPE Conversion Option

On February 9, 2023, Legacy Allurion entered into the Revenue Interest Financing Agreement. Pursuant to the Revenue Interest Financing, at the closing of the Business Combination, RTW paid Allurion an aggregate of $40.0 million (the "Investment Amount"). In exchange for the Investment Amount, Allurion will remit revenue interest payments on all current and future products, digital solutions and services developed, imported, manufactured, marketed, offered for sale, promoted, sold, tested or otherwise distributed by Allurion and its subsidiaries at a rate up to 6.0% of annual net sales prior to December 31, 2026. On or after January 1, 2027, the Company will remit revenue interest payments at a rate up to 10.0% of annual net sales, and it will continue to make revenue interest payments to RTW until December 31, 2030. Such payments were subsequently modified pursuant to the RIFA Amendment, discussed below.

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

The Revenue Interest Financing is accounted for under the FVO election as the Revenue Interest Financing contains embedded derivatives, including the requirements to settle the Revenue Interest Financing prior to maturity upon the occurrence of certain contingent events and the Company's ability to prepay the Revenue Interest Financing, which would require bifurcation and separate accounting. The Revenue Interest Financing is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in fair value are recorded as a component of Other income (expense) in the consolidated statements of operations. A portion of the estimated change in fair value must be reported in other comprehensive loss to the extent that it is attributable to instrument-specific credit risk. In connection with the issuance of the Investment Amount, we paid $1.2 million in issuance costs in August 2023, which were directly expensed through general and administrative expenses due to the FVO election. As of December 31, 2025 the Company has made $6.6 million in royalty payments to RTW. Refer to FN 9, Fair Value Measurements, for additional information regarding the changes in fair value of the Revenue Interest Financing.

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

The exercise of the PIPE Conversion Option was accounted for as a settlement of the derivative liability. As such, the PIPE Conversion Option was remeasured as of October 30, 2024 just prior to conversion, to $7.4 million. The PIPE Conversion Option was subsequently reclassified as an addition to the Revenue Interest Financing liability upon conversion into the New RIFA. The New RIFA was accounted for under the FVO election, similar to the Revenue Interest Financing. As such, the New RIFA, together with the Revenue Interest Financing was remeasured as of October 30, 2024, to $48.9 million. Additionally, to account for the 30,000 forfeited shares in connection with the exercise of the PIPE Conversion Option, the total shares were valued based on the October 30, 2024 closing share price of $18.25, resulting in a $0.5 million reduction to APIC. As of December 31, 2025, the fair value of the Revenue Interest Financing and New RIFA was $47.7 million. As of December 31, 2024, the fair value of the Revenue Interest Financing and New RIFA was $49.2 million.

For the year ended December 31, 2025, the Company recorded a loss of $9.1 million and a gain of $8.2 million on the Revenue Interest Financing through the consolidated statements of operations and other comprehensive income (loss), respectively. For the year ended December 31, 2024, the Company recorded losses of $4.3 million and $4.4 million on the Revenue Interest Financing through the consolidated statements of operations and other comprehensive income (loss), respectively. The change in fair value were recorded in the Changes in fair value of Revenue Interest Financing and PIPE Conversion Option in the consolidated statement of operations.

9. Fair Value Measurements

The following tables present the fair value hierarchy for assets and liabilities that are measured at fair value at issuance date and on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

Fair Value Measurement as of December 31, 2025
	Total Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$3,618	$3,618	$—	$—
Total assets	$3,618	$3,618	$—	$—
Liabilities:
Legacy Allurion Common Stock Warrant Liabilities	$2	$—	$—	$2
Public Warrants	202	202	—	—
Public Offering Warrants	397	—	—	397
July 2024 Private Placement Warrants	30	—	—	30
January 2025 Warrants	814	—	—	814
February 2025 Offering Warrants	1,596	—	—	1,596
November 2025 Private Placement Warrants	2,788	—	—	2,788
Revenue Interest Financing	47,700	—	—	47,700
Earn-out Liability	31	—	—	31
RTW Convertible Notes	28,070	—	—	28,070
Success Fee Derivative Liability	14	—	—	14
Share Obligation	370	—	—	370
Total Liabilities	$82,014	$202	$—	$81,812

Fair Value Measurement as of December 31, 2024
	Total Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$11,992	$11,992	$—	$—
Total assets	$11,992	$11,992	$—	$—
Liabilities:
Legacy Allurion Common Stock Warrant Liability	$41	$—	$—	$41
Public Warrants	396	396	—	—
Public Offering Warrants	3,630	—	—	3,630
Private Placement Warrants	500	—	—	500
Revenue Interest Financing	49,200	—	—	49,200
Earn-out Liability	1,090	—	—	1,090
RTW Convertible Notes	35,710	—	—	35,710
Success Fee Derivative Liability	14	—	—	14
Total Liabilities	$90,581	$396	$—	$90,185

Public Warrants

As a result of the Business Combination on August 1, 2023, the Company assumed 13,206,922 outstanding public warrants (the "Public Warrants") to purchase an aggregate 750,394 shares of Allurion Common Stock at $202.50 per share following the Warrant Amendment (defined in Note 11, Capital Stock and Stockholders Deficit). The Company concluded the Public Warrants met the definition of a liability based on the settlement provision that allows the warrant holders to net-share settle their warrants in the event of a failed registration statement within 60 days of the Business Combination or any time a registration is not effective. The Public Warrants are traded on the NYSE and are recorded at fair value using the closing price as of December 31, 2025 of $0.02, which is a Level 1 input.

Legacy Allurion Warrants, Public Offering Warrants, July 2024 Private Placement Warrants, January 2025 Warrants, February 2025 Offering Warrants, and November 2025 Warrants

The Company has classified the Legacy Allurion Common Stock Warrants, Public Offering Warrants (defined below), July 2024 Private Placement Warrants (defined below), January 2025 Warrants (defined below), February 2025 Offering Warrants, (defined below), and November 2025 Warrants (defined below) within Level 3 of the hierarchy as the fair value is derived using the Black-Scholes option pricing model, which uses a combination of observable (Level 2) and unobservable (level 3) inputs. See table below for the assumptions used in the pricing model of the Legacy Allurion Common Stock Warrants, Public Offering Warrants, July 2024 Private Placement Warrants, January 2025 Warrants, February 2025 Offering Warrants, and November 2025 Warrants:

	Measurement Date	Interest Rate	Exercise Price	Estimated Fair Value of Underlying Share Price	Expected Volatility	Expected Life (Years)
Legacy Allurion Series C Preferred Stock warrants (as converted to Common)	December 31, 2025	3.76%	$168.25	$1.23	106.9%	5.25
Legacy Allurion Other Common Stock	December 31, 2025	3.47%	26.25	1.23	130.0%	1.69
Legacy Allurion Series D-1 Preferred Stock warrants (as converted to Common)	December 31, 2025	3.76%-3.91%	303.50	1.23	106.9%	5.25-6.71
Public Offering Warrants	December 31, 2025	3.60%	6.00-30.00	1.23	120.0%	3.50
July 2024 Private Placement Warrants	December 31, 2025	3.60%	30.00	1.23	120.0%	3.50
January 2025 Warrants	December 31, 2025	3.67%	6.00	1.23	110.0%	4.28
February 2025 Offering Warrants	December 31, 2025	3.67%	5.23	1.23	110.0%	4.28
November 2025 Private Placement Warrants	December 31, 2025	3.73%	1.67	1.23	108.6%	4.92

	Measurement Date	Interest Rate	Exercise Price	Estimated Fair Value of Underlying Share Price	Expected Volatility	Expected Life (Years)
Legacy Allurion Series C Preferred Stock warrants (as converted to Common)	December 31, 2024	4.44%	$168.25	$10.75	90%	6.25
Legacy Allurion Other Common Stock	December 31, 2024	4.26%	26.25	10.75	90%	2.69
Legacy Allurion Series D-1 Preferred Stock warrants (as converted to Common)	December 31, 2024	4.44%-4.5%	303.50	10.75	90%	6.25-7.71
Public Offering Warrants	December 31, 2024	4.35%	30.00	10.75	90%	4.50
July 2024 Private Placement Warrants	December 31, 2024	4.35%	30.00	10.75	90%	4.50

Expected dividend yield for all calculations is 0.00%.

The following table reconciles the changes in fair value for the years ended December 31, 2025 and 2024 of the warrant liabilities valued using Level 3 inputs:

	Preferred Stock Warrants (as converted to Common)	Common Stock Warrants	Public Offering Warrants	July 2024 Private Placement Warrants	January 2025 Warrants	February 2025 Warrants	November 2025 Warrants	Total
Balance – January 1, 2024	$642	$179	$—	$—	$—	$—	$—	$821
Fair value at issuance	—	—	13,157	1,670	—	—	—	14,827
Change in fair value	(610)	(170)	(9,527)	(1,170)	—	—	—	(11,477)
Balance – December 31, 2024	$32	$9	$3,630	$500	$—	$—	$—	$4,171
Fair value at issuance	—	—	—	—	5,344	5,021	3,520	13,885
Change in fair value	(30)	(9)	(3,233)	(470)	(4,530)	(3,425)	(732)	(12,429)
Balance – December 31, 2025	$2	$—	$397	$30	$814	$1,596	$2,788	$5,627

2019 Term Loan Success Fee Derivative Liability

The derivative liability for the success fee associated with Legacy Allurion's November 2019 loan and security agreement with Western Alliance Bank (the "2019 Term Loan" and such fee, the "Success Fee") was recorded at fair value as of December 31, 2025 and 2024 using the following assumptions: weighted-average probability for the likelihood of a change in control or liquidity event within four years from the initial valuation date of the derivative liability and a market-based discount rate that will increase or decrease each period based on changes in the probability in the future cash flows.

Revenue Interest Financing and PIPE Conversion Option

The Revenue Interest Financing was accounted for using the FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The fair value of the Revenue Interest Financing was remeasured as of December 31, 2025 and December 31, 2024 using a discounted cash flow ("DCF") method under the income approach utilizing future revenue projections and a discount rate of 26.5% and 21.1%, respectively.

The fair value of the PIPE Conversion Option was accounted for as a derivative under ASC 815. Upon the exercise of the PIPE Conversion Option and resulting New RIFA on October 30, 2024, the PIPE Conversion Option was reclassified as an addition to the

Revenue Interest Financing liability, and as such there is no PIPE Conversion Option liability as of December 31, 2025 and December 31, 2024.

Earn-Out Liability

Upon the closing of the Business Combination, Legacy Allurion equity holders are entitled to receive additional shares of Allurion Common Stock if the share price achieves certain targets (the "Earn-Out Shares). The Earn-Out Shares were accounted for as a liability because the triggering events that determine the number of shares to be earned included events that were not indexed to Allurion Common Stock, with the change in fair value recognized in Change in the fair value of earn-out liabilities in the consolidated statement of operations. The estimated fair value of the earn-out shares was determined using a Monte Carlo Simulation Method ("MCSM") using the following assumptions at the following valuation dates:

	December 31, 2025	December 31, 2024
Stock Price	$1.23	$10.75
Risk-free interest rate	3.5%	4.3%
Expected term (in years)	2.6	3.6
Expected volatility	145.0%	109.0%

Term Loan Derivative Liability

The Term Loan Derivative Liability associated with the Fortress Term Loan was derecognized during the second quarter of 2024 as the Fortress Loan was repaid on April 16, 2024.

RTW Convertible Notes

The RTW Convertible Notes are accounted for using the FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently measured at estimated fair value on a recurring basis at each reporting period date. The fair value of the RTW Convertible Notes was remeasured as of December 31, 2025 using a DCF method under the income approach with MCSM applied to determine the simulated stock price at each payment date and event that may trigger conversion of the RTW Convertible Notes. The fair value was measured using the $38.0 million principal amount and $4.9 million of payment in kind interest of the RTW Convertible Notes and the following assumptions:

	December 31, 2025	December 31, 2024
Stock Price	$1.23	$10.75
Risk-free interest rate	3.8%	4.4%
Discount Rate	18.6%	17.4%
Expected term (in years)	5.3	6.3
Expected volatility	117.5%	90.0%

Share Obligation

The Share Obligation is accounted for as a liability under ASC 480, with the liability initially measured at its issue-date estimate fair value and subsequently measured at its estimated fair value on a recurring basis at each reporting period date. The estimated fair value of the Share Obligation was determined using a MCSM with the following assumptions at the valuation date:

December 31, 2025
Stock Price	$1.23
Risk-free interest rate	3.5%
Expected term (in years)	1.0
Expected volatility	157.5%

The changes in the fair values of the Success Fee derivative liability, Revenue Interest Financing, PIPE Conversion Option, Earn-out liability, Term Loan Derivative Liability, RTW Convertible Notes, and Share Obligation categorized with Level 3 inputs for the years ended December 31, 2025 and 2024 were as follows:

	Success Fee Derivative Liability	Revenue Interest Financing	PIPE Conversion Derivative	Earn-Out Liability	Term Loan Derivative Liability	RTW Convertible Notes	Share Obligation	Total
Balance – January 1, 2024	$14	$36,200	$6,410	$23,990	$1,895	$—	$—	$68,509
Fair value upon issuance	—	—	—	—	—	49,100	—	49,100
Change in fair value	—	4,328	990	(22,900)	(1,895)	(18,090)	—	(37,567)
Change in fair value - OCI	—	4,370	—	—	—	4,700	—	9,070
Exercise of PIPE Conversion Option	—	7,400	(7,400)	—	—	—	—	—
Repayments of debt	—	(3,098)	—	—	—	—	—	(3,098)
Balance – December 31, 2024	$14	$49,200	$—	$1,090	$—	$35,710	$—	$86,014
Fair value upon issuance	—	—	—	—	—	—	1,297	1,297
Change in fair value	—	9,090	—	(1,059)	—	3,615	(927)	10,719
Change in fair value - OCI	—	(8,180)	—	—	—	(5,330)	—	(13,510)
Extinguishment of debt	—	—	—	—	—	660	—	660
Conversion of convertible notes	—	—	—	—	—	(6,585)	—	(6,585)
Repayments of debt	—	(2,410)	—	—	—	—	—	(2,410)
Balance – December 31, 2025	$14	$47,700	$—	$31	$—	$28,070	$370	$76,185

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

10. Income Taxes

The components of loss before income taxes for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	Year Ended December 31,
	2025	2024
U.S.	$(29,128)	$(7,304)
Foreign	447	824
Loss before income taxes	$(28,681)	$(6,480)

The components of the provision for income taxes for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	—	—
Foreign	(174)	914
Total Current	$(174)	$914
Deferred:
Federal	$(14)	$66
State	—	—
Foreign	262	(262)
Total Deferred	$248	$(196)
Total	$74	$718

The following is a reconciliation between the effective tax rate and the statutory federal income tax rate for the years ended December 31, 2025 in accordance with the guidance in the ASU No. 2023-09, which the Company has elected to prospectively adopt (in thousands):

	Year Ended December 31,
	2025
U.S. statutory federal income tax rate	$(6,020)	21.0%
State and local income taxes, net of federal income tax effect (1)	—	0.0%
Foreign tax effects:	—
Other foreign jurisdictions	(9)	0.0%
Effect of changes in tax laws or rates enacted in the current period	—	0.0%
Tax credits:	—
Research and development tax credits	(53)	0.2%
Changes in valuation allowances	9,674	(33.7)%
Non-taxable or Non-deductible items:	—
Mark to market	(3,770)	13.1%
Share-based payment awards	255	(0.9)%
Other	11	(0.0)%
Changes in unrecognized tax benefits	—	—
Other adjustments	(14)	—
Effective tax rate	$74	(0.3)%

(1) State Taxes in Massachusetts made up the majority (greater than 50%) of the tax effect in this category.

The following is a reconciliation of the Company's effective tax rate and the statutory federal income tax rate for the year ended December 31, 2024 prior to the adoption of ASU No. 2023-09:

Year Ended December 31,
2024
U.S. statutory federal income tax rate	21.0%
State income taxes, net of federal income tax benefit	53.1%
Change in fair value of financial instruments	149.8%
Tax credits	1.7%
Valuation allowance	(234.0)%
Non-deductible expenses	(6.0)%
Other	3.3%
Effective tax rate	(11.1)%

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2025	2024
Deferred Tax Assets
U.S. federal and state net operating loss carryforwards	$61,438	$49,591
Capitalized start-up and research and development expenses	9,240	13,362
Research and development tax credits	2,569	2,436
Interest expense	9,466	6,639
Lease liability	266	485
Depreciation	120	151
Bad debt reserve	1,394	1,831
Accrued costs	5,377	5,456
Other temporary differences	632	1,870
Total deferred tax assets	90,502	81,821
Less: Valuation allowance	(87,103)	(77,750)
Net deferred tax assets	3,399	4,071
Deferred Tax Liabilities:
Right of use asset	(261)	(451)
Other deferred tax liability	(477)	(66)
Convertible debt	(2,713)	(3,358)
Total deferred tax liabilities	(3,451)	(3,875)
Net deferred tax asset	$(52)	$196

The Company recorded income tax expense of $0.1 million during the year ended December 31, 2025 due to foreign operating income. The Company recorded $0.7 million of income tax expense during the year ended December 31, 2024. The Company maintains a valuation allowance for the full amount of the net United States deferred tax assets, as the realization of the deferred tax assets is not determined to be more likely than not. The valuation allowance increased for the years ended December 31, 2025 and 2024 by approximately $9.4 million and $19.8 million, respectively, due to an increase in deferred tax assets having a full valuation allowance primarily due to the operating losses incurred, capitalized research and development expenses and tax credits generated.

As of December 31, 2025, the Company had $223.8 million and $223.7 million of federal and state NOL carryforwards, respectively. Of the federal NOL carryforwards, $12.8 million expire between 2030 and 2037 and $211.0 million do not expire. The state NOL carryforwards expire between 2030 and 2045. As of December 31, 2025, the Company had $1.7 million and $1.1 million of federal and state research and development tax credits, which expire beginning in 2031 and 2028, respectively.

Changes to the Company’s valuation allowance are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balances	$77,750	$57,985
Additions charged to net loss	9,353	19,765
Ending balances	$87,103	$77,750

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

As of December 31, 2025 and 2024, the unremitted earnings of the Company’s foreign subsidiaries are immaterial.

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

As of December 31, 2025 and 2024, the Company has not recorded a tax liability for any uncertain tax positions. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense. There are no accrued interest and penalties as of December 31, 2025 and 2024.

11. Capital Stock and Stockholders' Deficit

Preferred Equity

Series A Preferred Stock

On June 28, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with RTW, pursuant to which the Company agreed to sell to RTW 2,260,159 shares of a newly created series of preferred stock, the Series A non-voting convertible preferred stock, par value $0.0001 per share (“Series A Preferred Stock”) and 90,407 private placement warrants (“July 2024 Private Placement Warrants”) to purchase common stock, equal to the per share Public Offering (defined below) price for the shares of common stock and Public Offering Warrants (defined below) in the Public Offering (the “July 2024 Private Placement”). The Private Placement closed on July 1, 2024 with net proceeds received of $2.5 million after deducting offering costs of $0.2 million.

The July 2024 Private Placement Warrants met the definition of a derivative under ASC 815. The gross proceeds from the July 2024 Private Placement were first allocated to the July 2024 Private Placement Warrants based on its issue-date estimated fair value of $1.7 million. The July 2024 Private Placement Warrants are subsequently remeasured at their estimated fair value on a recurring basis at each reporting period date, with a gain or loss recognized within Other income (expense). The remaining gross proceeds of $1.0 million were allocated to the Series A Preferred Stock. Of the $0.2 million in offering costs, $0.1 million was recorded against the Series A Preferred Stock as a reduction of proceeds and $0.1 million was expensed as general and administrative expenses in the consolidated statement of operations and comprehensive loss.

On December 19, 2024, following the Series A Stockholder Approval (as defined below) and after giving effect to the Reverse Stock Split, the 2,260,159 shares of Series A Preferred Stock were converted to 90,407 shares of Common Stock.

The rights and preferences of the Series A Preferred Shares were as follows:

Voting Rights

The Series A Preferred Stockholders have no voting rights.

Dividend Rights

The Series A Preferred Stock participates in dividends with Common Stock on an as-converted basis when declared by the Board of Directors. No dividends were declared through December 31, 2025.

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

Conversion Rights

Each share of Series A Preferred Stock is convertible after the date that the Company’s stockholders approve the conversion of the Series A Preferred Stock into shares of Common Stock in accordance with the listing rules of the NYSE (the “Series A Stockholder Approval”). Upon the Series A Stockholder Approval, each share of Series A Preferred Stock then outstanding shall automatically convert into (i) a number of shares of Common Stock equal to the number of Series A Preferred Stock outstanding at the time of conversion, adjustable for certain dilutive events, and (ii) pre-funded conversion warrants in the form agreed by the holder and the Company, exercisable for a number of shares of Common Stock equal to the number of Series A Preferred Stock outstanding at the time of conversion, adjustable for certain dilutive events. The Series A Stockholder Approval was received on December 16, 2024.

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

Series B Preferred Stock

On November 11, 2025, the Company entered into a securities purchase and exchange agreement (the "Exchange Agreement") with certain entities managed by RTW, pursuant to which RTW has agreed to exchange all of the (i) principal amount of the RTW Convertible Notes, purchased pursuant to the terms of the Amended Note Purchase Agreement, including interest accrued on the RTW Convertible Notes; (ii) Company obligations under the Revenue Interest Financing Agreement; and (iii) Company obligations under the New RIFA, for shares of a newly issued series of Series B convertible preferred stock, par value $0.0001 per share ("Series B Preferred Stock") of the Company (the "Exchange").

The Charter authorizes the issuance of up to 100,000,000 shares of Allurion preferred stock. As of December 31, 2025, no shares of Allurion preferred stock were outstanding.

Common Equity

Allurion's Certificate of Incorporation authorizes the issuance of up to 1,000,000,000 shares of Allurion Common Stock. As of December 31, 2025 and 2024, 12,279,181 and 2,710,607 shares of Common Stock were outstanding.

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

November 2025 PIPE

On November 11, 2025, the Company entered into a securities purchase agreement (the “November 2025 Securities Purchase Agreement”) with certain accredited investors named therein, pursuant to which the Company agreed to issue and sell 2,994,012 shares of Common Stock (the “November 2025 Offering”) and 2,994,012 accompanying common warrants (the “November 2025 Warrants”) to purchase up to 2,994,012 shares of Common Stock upon exercise of the November 2025 Warrants in a concurrent private placement (the “November 2025 Private Placement”), at an offering price of $1.67 per share and accompanying November 2025 Warrant. The November 2025 Offering and November 2025 Private Placement closed on November 12, 2025 with net proceeds of $4.5 million after deducting placement agent fees of $0.4 million and offering costs of $0.1 million.

The November 2025 Warrants met the definition of a derivative under ASC 815. The $5.0 million in gross proceeds were first allocated to the November 2025 Warrants based on their issue-date estimated fair value of $3.5 million. The November 2025 Warrants are subsequently remeasured at their estimated fair value on a recurring basis at each reporting period date, with a gain or loss recognized within Other income (expense). The $0.4 million of placement agent fees and offering costs allocated to the November 2025 Warrants were expensed as general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss. The remaining net proceeds of $1.5 million were allocated to Common Stock and APIC.

The number of shares of Common Stock that have been reserved for issuance upon the potential conversion or exercise, as applicable, of the Company's securities as of December 31, 2025, is as follows:

Outstanding options to purchase Common Stock	256,453
Restricted Stock Units	383,018
Warrants to purchase Common Stock	7,336,872
Shares of Common Stock issued upon the exercise of Public Warrants	750,383
Earn-Out shares	360,000
Convertible Notes	6,241,384
Total	15,328,110

Warrants to Purchase Common Stock

In connection with the closing of the Business Combination, all outstanding warrants to purchase Legacy Allurion preferred stock and Legacy Allurion common stock were converted into Rollover Warrants to purchase Allurion Common Stock using the Exchange Ratio. As of December 31, 2025, there were 14,380 Rollover Warrants outstanding to purchase Common Stock. Upon the closing of the Business Combination, certain Legacy Allurion preferred stock and Legacy Allurion common stock warrants that were converted into Rollover Warrants were determined to be equity classified.

In connection with the equity offerings defined above, the following warrants were outstanding to purchase Common Stock as of December 31, 2025:

December 31, 2025
Issuance Date	Remaining Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
3/30/2021	5.2	Common stock	Liability	5,203	$168.25
9/15/2022	6.7	Common stock	Liability	1,810	303.50
6/4/2022	6.4	Common stock	Liability	1,810	303.50
1/17/2017	1.0	Common stock	Equity	2,934	0.50
8/3/2017	1.6	Common stock	Equity	392	28.25
9/8/2017	1.7	Common stock	Liability	1,151	26.25
6/19/2018	2.5	Common stock	Liability	720	26.25
6/25/2019	3.5	Common stock	Liability	360	26.25
7/1/2024	3.5	Common stock	Liability	753,108	11.42
1/27/2025	4.3	Common stock	Liability	1,240,000	6.00
2/20/2025	4.3	Common stock	Liability	2,335,372	5.23
11/11/2025	5.0	Common stock	Liability	2,994,012	1.67
				7,336,872

December 31, 2024
Issuance Date	Remaining Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
12/1/2014	(0.1)	Common stock	Equity	209	$61.00
3/30/2021	6.2	Common stock	Liability	5,203	168.25
9/15/2022	7.7	Common stock	Liability	1,810	303.50
6/4/2022	7.4	Common stock	Liability	1,810	303.50
1/17/2017	2.0	Common stock	Equity	2,934	0.50
8/3/2017	2.6	Common stock	Equity	392	28.25
9/8/2017	2.7	Common stock	Liability	1,151	26.25
6/19/2018	3.5	Common stock	Liability	720	26.25
6/25/2019	4.5	Common stock	Liability	360	26.25
7/1/2024	4.5	Common stock	Liability	753,108	30.00
				767,697

In Compute Health's initial public offering, it sold units at a price of $10.00 per unit, which consisted of one share of Class A Common Stock, $0.0001 par value, of Compute Health and one-half of a redeemable warrant (each a "Public Warrant"). On July 26, 2023, Compute Health's Public Warrant holders approved an amendment (the “Warrant Amendment”) to the warrant agreement that governed all Compute Health’s Public Warrants. Per the terms of the Warrant Amendment, upon completion of the Business Combination, each of the outstanding Compute Health Public Warrants became exercisable for 0.056818 shares of the Company’s Common Stock, par value $0.0001 per share, at an exercise price of $202.50 per share and each Compute Health Public Warrant was exchanged for 0.6125 (prior to giving effect to the Reverse Stock Split) Allurion Public Warrants in the Business Combination. The Public Warrants will expire August 1, 2030, seven years after the completion of the Business Combination, or earlier upon redemption or liquidation. As of December 31, 2025, the Company has not redeemed any of the outstanding Public Warrants. As of December 31, 2025, there were 13,206,720 outstanding Public Warrants exercisable for 750,383 shares of Allurion Common Stock.

Chardan Equity Facility

On December 18, 2023, we entered into a ChEF Purchase Agreement (the "Purchase Agreement") and a Registration Rights Agreement, each with Chardan Capital Markets ("Chardan") related to a "ChEF," Chardan's committed equity facility (the "Chardan Equity Facility"). Pursuant to the Purchase Agreement, the Company has the right from time to time at its option to sell to Chardan up to the lesser of (i) $100,000,000 in aggregate gross purchase price of newly issued shares of the Company's Common Stock, and (ii) 379,299 shares of Common Stock, which number of shares is equal to 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the Purchase Agreement (the "Exchange Cap"). In consideration for Chardan’s entry into the Purchase Agreement, Allurion agreed to issue to Chardan 1,421 shares of Allurion Common Stock (the "Commitment Shares"). The Company recorded $0.1 million to additional paid-in capital and $0.1 million of expense in connection with the issuance of the Commitment Shares. The Company expensed an additional $0.1 million related to a non-refundable structuring fee (the "Structuring Fee") immediately following commencement. As of December 31, 2025, the Company had sold all shares registered under the Exchange Cap, or 377,879 shares of Common Stock, to Chardan at a purchase price of $1.8 million in connection with the Purchase Agreement.

Exchange Agreement with RTW

On November 11, 2025, the Company entered into Exchange Agreement with certain entities managed by RTW, pursuant to which RTW has agreed to exchange all of the (i) principal amount of the RTW Convertible Notes, purchased pursuant to the terms of the Amended Note Purchase Agreement, including interest accrued on the RTW Convertible Notes; (ii) Company obligations under the Revenue Interest Financing Agreement; and (iii) Company obligations under the New RIFA, for shares of Series B Preferred Stock of the Company.

The Exchange Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, certain obligations of the parties, and indemnification provisions. On December 18, 2025, the Company obtained stockholder approval of the issuance of the Series B Preferred Stock. RTW's obligation to consummate the closing of the Exchange is conditioned upon compliance with the listing requirements of the national securities exchange on which the Common Stock is then listed on.

The Exchange Agreement creates an obligation for the Company to issues shares of Series B Preferred Stock upon satisfaction of the closing conditions (the "Preferred Stock Forward Contract"). The Preferred Stock Forward Contract was determined to be an equity classified freestanding financial instrument in accordance with ASC 815-40 and ASC 480-10, respectively. The fair value was determined as the fair value of the Series B Preferred Stock that will be issued less the fair value of RIFA and RTW Convertible

Notes. The fair value of the Series B Preferred Stock was performed using a scenario based approach, combining a DCF model with a MCSM valuation approach along with a risk free rate of 3.6% and volatility of 117.5%. See Note 9, Fair Value Measurements, for the valuation approaches for the RIFA and RTW Convertible Notes. As the fair value of the Series B Preferred Stock was less than the combined fair values of the RIFA and RTW Convertible Notes, the gain to the Company is recorded as contribution to capital due to the related party nature of the transaction. As such, there is no impact to APIC. As of the date these financial statements are issued, the Exchange has not occurred.

12. Net Loss per Share

Basic and diluted net loss per share was calculated as follows:

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(28,755)	$(7,198)
Denominator:
Basic and diluted weighted-average common stock outstanding	7,544,548	2,247,164
Net loss per share attributable to common stockholders, basic and diluted	$(3.81)	$(3.20)

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

	Year Ended December 31,
	2025	2024
Outstanding options to purchase Common Stock	256,453	265,772
Restricted Stock Units	383,018	104,500
Warrants to purchase Common Stock	7,336,872	767,697
Shares of Common Stock issued upon the exercise of Public Warrants	750,383	750,383
Earn-Out Shares	360,000	360,000
Convertible notes (as converted to common stock)	6,241,384	2,532,336
Total	15,328,110	4,780,688

13. Stock Based Compensation

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

In connection with the closing of the Business Combination, the Company adopted the 2023 Stock Option and Incentive Plan (the "2023 Plan"), which provides for the award of stock options (both incentive and non-qualified), stock appreciation rights, restricted stock units, restricted stock awards, cash-based awards, and dividend equivalent rights. On October 15, 2025 the Board voted to amend the 2023 Plan to the Amended and Restated 2023 Equity Incentive Plan (the "Amended 2023 Plan") to increase the aggregate number of shares of common stock issuable. The Amended 2023 Plan was approved by stockholders on December 18, 2025. As of December 31, 2025, a total of 4,066,122 shares of Allurion Common Stock are reserved for issuance under the Amended 2023 Plan. The Amended 2023 Plan provides that the number of shares reserved for issuance under the Amended 2023 Plan will automatically increase each January 1, beginning January 1, 2026 and ending January 1, 2035, by 5% of the number of fully diluted outstanding shares of Allurion Common Stock as of the immediately preceding December 31 or such lesser amount as determined by the Board and the Compensation Committee.

As of December 31, 2025, 639,471 options and RSUs were issued and outstanding under the 2010 Plan, 2020 Plan, 2023 Plan, and the Amended 2023 Plan. As of December 31, 2024, 370,272 options and RSUs were issued and outstanding under the 2010 Plan, 2020 Plan, and 2023 Plan. The stock options generally vest over a four-year period and expire 10 years from the date of grant.

Stock-based compensation expense included in the consolidated statement of operations and comprehensive loss was as follows:

	Year Ended December 31,
	2025	2024
Cost of revenue	$34	$30
Selling, general, and administrative	2,817	2,882
Research and development	295	144
Total stock-based compensation expense	$3,146	$3,056

Stock Options

The following tables summarizes the option activity under the 2010 Plan, 2020 Plan, 2023 Plan, and the Amended 2023 Plan during the year ended December 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per option)	(in years)	(in thousands)
Outstanding—January 1, 2025	265,772	$58.19	7.4	$—
Granted	46,504	1.50
Cancellations and forfeitures	(55,823)	42.82
Exercised	—	-
Outstanding— December 31, 2025	256,453	28.96	7.2	—
Exercisable at December 31, 2025	178,059	$40.97	6.7	$—

Total stock compensation expense related to stock option awards during the year ended December 31, 2025 was $1.9 million. As of December 31, 2025, there was approximately $2.0 million of unrecognized compensation costs related to unvested stock options granted under the 2010 Plan, 2020 Plan, 2023 Plan, and the Amended 2023 Plan, which is expected to be recognized over a weighted-average vesting term of 2.1 years. The weighted average grant-date fair value of the stock option awards granted during the years ended December 31, 2025 and 2024 was $1.50 and $32.46 per option, respectively.

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

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Year Ended December 31,	Year Ended December 31,
	2025	2024
Expected volatility	108.6%	71.2%
Risk-free interest rate	3.7%	4.4%
Expected dividend yield	—%	—%
Expected term (in years)	5.0	6.1

On December 18, 2025, our board of directors approved a stock option repricing (the "Option Repricing") to be effective on December 18, 2025 (the "Effective Date") in accordance with our 2023 Plan. Pursuant to the Option Repricing the exercise price of each stock option previously granted under the 2023 Plan, totaling 106,238 options, were amended to reduce the effective price of such options to $1.67 per share, the greater of the closing price of our common stock on the NYSE on the Effective Date, or the price per share of our common stock in any equity raise consummated prior to the Annual meeting. Under the terms of the Option Repricing, a repriced option will revert back to its original exercise price if, prior to the one-year anniversary of the Effective Date, (a) the option holder's employment is terminated by us with cause or by the option holder or (b) the option is exercised. The repriced options otherwise retained their existing terms and conditions as set forth in the 2023 Plan and applicable award agreements. The incremental stock compensation expense related to the Option Repricing was immaterial.

Restricted Stock Units

In December 2022, the Company issued RSUs to a member of the Board of Directors with vesting subject to both a performance-based closing condition dependent on the successful Business Combination with Compute Health and time-based vesting conditions which are fully vested as of December 31, 2025. In October 2023 and March 2024, the Company issued additional RSUs to Board of Director members and in November 2024 and May 2025, to employees and Board members, all of which vest over 2-3 years. Additionally, in April 2025, the Company issued performance share units ("PSU") to one of its employees. The PSUs granted by the Company vest in connection with the achievement of certain commercial milestones. The expense recognized for these awards is based on the probability of such achievement. The Company did not record any stock compensation expense related to employee PSUs for the year ended December 31, 2025.

The following table summarizes the restricted stock unit activity under the 2020 Plan and 2023 Plan during the year ended December 31, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value
		(per share)
Outstanding—January 1, 2025	104,500	$30.99
Granted	486,590	2.26
Cancellations and forfeitures	(159,390)	5.24
Vested	(48,682)	36.47
Outstanding—December 31, 2025	383,018	$4.50

Total stock compensation expense related to RSUs for the year ended December 31, 2025 was $1.2 million. As of December 31, 2025, there were $1.4 million of unrecognized compensation costs related to nonvested RSUs granted under the 2020 Plan and 2023 Plan, which is expected to be recognized over a remaining weighted-average vesting term of 3.9 years. The weighted average grant-date fair value of time-vested restricted stock units granted during the years ended December 31, 2025 and 2024 was $2.26 and $19.98 per share, respectively.

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

A total of 131,435 shares of the Company's Common Stock are reserved and authorized for issuance under the 2023 ESPP as of December 31, 2025. In addition, the number of shares of Common Stock available for issuance under the 2023 ESPP will automatically increase each January 1, beginning on January 1, 2024 and each January thereafter, by the lesser of (i) 1% of the fully diluted outstanding shares of our Common Stock as of the immediately preceding December 31, (ii) 64,000 shares of our Common Stock, or (iii) such lesser number of shares determined by the administrator of the 2023 ESPP. As of December 31, 2025, no shares have been issued under the 2023 ESPP.

14. Employee Benefit Plan

The Company has a 401(k) retirement plan that covers eligible U.S. employees. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions. During the years ended December 31, 2025 and 2024, the Company’s matching contributions to the plan were less than $0.1 million for both periods.

15. Commitments and Contingencies

Leases

With respect to contracts involving the use of assets, if the Company has the right to direct the use of the asset and obtain substantially all economic benefits from the use of an asset, it accounts for the service contract as a lease.

As of December 31, 2025, the Company was a party to three different leases for office, manufacturing, and laboratory space under non-cancelable office leases in two cities. These leases total approximately 30,000 square feet and will expire between February 2026 and February 2028. The Company has a right to extend certain of these leases for periods between three and five years. Under its real property leases, the Company pays base rent and a proportional share of operating expenses. Such operating expenses are subject to annual adjustment and are accounted for as variable payments in the period in which they are incurred. The Company also holds immaterial leases related to vehicles and office equipment.

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

In July 2025, the Company signed an Assignment of Lease and Consent to Assignment (the "Lease Assignment") for one of its Natick leases ending March 2028, whereby a third-party agreed to assume the Company's rights, duties and obligations under the lease beginning September 1, 2025. The lease assignment was contingent upon the landlord's consent and the Company is secondarily liable to the third-party assignee for obligations under the lease. For the year ended December 31, 2025 the Company derecognized the related operating lease right-of-use asset and operating lease liability of $0.5 million and recognized a gain on lease termination of less than $0.1 million related to the Lease Assignment.

The components of right -of-use ("ROU") assets and lease liabilities are included in the consolidated balance sheets. The short-term portion of the Company's operating lease liability is recorded as part of Accrued expenses and other current liabilities on the consolidated balance sheets.

Aggregate Lease Information

Other pertinent lease information for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	December 31, 2025	December 31, 2024
Operating lease costs	$825	$1,051
Short-term lease costs	15	30
Variable operating lease costs	210	240
Operating cash flows paid for amounts in the measurement of lease liabilities	911	1,078
Operating lease assets obtained in exchange for lease obligations	427	15

Future commitments under non-cancelable operating lease agreements as of December 31, 2025 are as follows (in thousands):

2026	$470
2027	516
2028	85
Total lease payments	$1,071
Less: present value adjustment	(102)
Present value of total lease liabilities	969
Less: current lease liability	(398)
Long-term lease liabilities	$571

The weighted-average remaining lease terms and discount rates related to our leases were as follows:

	December 31, 2025	December 31, 2024
Weighted -average remaining lease term (in years)	2.1	2.7
Weighted-average discount rate	9.6%	9.9%

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

As of December 31, 2025 and 2024, the Company has recorded accruals for the contractual obligations under the Clinical Trial Agreement with Vanderbilt.

French Regulatory Decision

On August 6, 2024, it was announced that the Agence Nationale de Sécurité du Médicament (“ANSM”), the French regulatory authority, had suspended sales of the Allurion Smart Capsule in France, and the Company withdrew the device from the French market. The Company implemented a remediation plan to reduce certain risks associated with the advertising, follow-up program, and adverse events for the Allurion Smart Capsule. For the year ended December 31, 2024, the Company recognized a reduction to revenues of $1.2 million for customer returns of the Allurion Balloon, and no sales to France during the second half of 2024. On February 12, 2025, ANSM cleared the Company to resume sales, effective immediately.

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

On March 2, 2026, Company announced that it received a letter (the “Delisting Notice”) from the staff of the NYSE indicating that the Company does not meet certain of the NYSE's continued listing standards as set forth in the Minimum Market Capitalization Standard The Company has a right to a review of this determination by a Committee of the Board of Directors of the Exchange (the “Committee”). The Company has appealed this delisting determination.

On March 6, 2026, the NYSE informed the Company that it has determined to commence proceedings to delist the Company’s Common Stock, and warrants to purchase 0.056818 shares of Common Stock, with an exercise price of $202.50 per share of Common Stock, as a result of the Company’s non-compliance with Rule 802.01B of the NYSE Listed Company Manual that requires listing companies to maintain an average global market capitalization of at least $15 million over a period of 30 consecutive trading days. Trading in the Common Stock on the NYSE was suspended after market close on March 6, 2026. The Company has appealed this delisting determination. If the Company is unsuccessful in its appeal, the Company expects the NYSE will file a Form 25 with the SEC, which would result in the delisting of the Company’s Common Stock and Warrants from the NYSE on the tenth day after the Form 25 is filed.

As a result of the suspension in trading and delisting process pending the Company’s appeal, the Common Stock is trading on the OTCID Market. The Company intends to apply to list on a higher-tier market operated by the OTC Market Group, Inc. under its current symbols "ALUR" and “ALUR.WS”.

16. Segment Information

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

Disclosures about significant segment expenses and long-lived assets by geography are presented below. Refer to Note 3, Revenue, for information on revenue by geography.

Significant segment expenses are set forth in the following table (in thousands):

	Year Ended December 31,
	2025	2024
Revenue	$15,230	$32,110
Less:
Cost of revenue	5,659	10,607
Sales and marketing	10,804	25,933
Clinical trials and medical affairs	3,020	9,455
Product development	1,848	3,190
Digital	969	2,379
Quality and regulatory	1,733	2,345
General and administrative	21,353	28,399
Other segment items (1)	(1,401)	(43,000)
Net loss	$(28,755)	$(7,198)

(1) Other segment items included in Net loss primarily include changes in fair value of warrant liabilities, changes in fair value of debt, changes in fair value of the Revenue Interest Financing, loss on extinguishment of debt, interest expense, and other income.

Long-lived assets, consisting of property and equipment, net and ROU assets by geography were as follows (in thousands):

	December 31,
	2025	2024
United States	$2,317	$3,929
France	—	619
Long-lived assets	$2,317	$4,548

17. Related-party Transactions

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

Convertible Note Agreement with RTW

Pursuant to the Amended Note Purchase Agreement, on April 16, 2024, we issued and sold $48.0 million aggregate principal amount of convertible notes to RTW. RTW holds more than 5% of our outstanding Common Stock, has the right to designate an independent director nominee to be elected by our stockholders, is entitled to designate one representative to serve as a non-voting observer on our Board, and has the right to approve an additional director nominee for election. In September 2024, we expanded our Board and appointed a new director in satisfaction of certain of these obligations to RTW as set forth in the Amended Note Purchase Agreement. Refer to Note 7, Debt, for additional information regarding the RTW Convertible Notes.

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

Second Amendment to Amended Note Purchase Agreement

On April 15, 2025, the Company, the Purchasers and RTW, as agent for the Purchasers entered into the Second Amendment to Note Purchase Agreement, which amended the Amended Note Purchase Agreement to reflect additional conversion and other provisions, including provisions permitting the conversion of the RTW Convertible Notes at reduced conversion prices, resulting in the potential issuance of additional shares, which had been approved by the Company’s stockholders at the Special Meeting of Stockholders held on April 10, 2025. On April 16, 2025, subject to the terms of the Second Amendment to Note Purchase Agreement, the Purchasers provided notice of conversion of $5.0 million of principal amount of the RTW Convertible Notes, for an aggregate of 1,492,539 shares of Common Stock. Additionally, on November 4, 2025, RTW provided notice of conversion of an additional $5.0 million of principal amount of the RTW Convertible Notes, for an aggregate of 1,492,539 shares of Common Stock.

Exchange Agreement with RTW

On November 11, 2025, the Company entered into the Exchange Agreement with RTW. Refer to Note 11, Capital Stock and Stockholders Deficit, for more information regarding the Exchange Agreement. As of December 31, 2025, the Exchange has not occurred.

November 2025 Private Placement with RTW

On November 11, 2025, the Company entered into the RTW Subscription Agreement with funds affiliated with RTW, pursuant to which the Company agreed to sell 1,856,288 shares of Common Stock at a purchase price of $1.67 per share. The November 2025 Private Placement closed on November 11, 2025 with gross proceeds received from RTW of $3.1 million.

18. Subsequent Events

FDA Approval

On February 20, 2026, the U.S. Food and Drug Administration (“FDA”) granted PMA approval for the Allurion Gastric Balloon System (AGBS), featuring the Allurion Smart Capsule. In the United States, the AGBS is indicated to promote short-term limited weight loss in adult individuals with obesity between the ages of 22 years and 65 years with a body mass index (BMI) ≥ 30 kg/m2 and ≤ 40 kg/m2 who have had at least one unsuccessful attempt at a weight loss program. The residence time for each balloon is variable with an average observed residence time of 15.3 weeks. The AGBS is to be used in conjunction with a moderate intensity lifestyle modification therapy program. The AGBS consists of up to two Allurion Balloons placed during a 10-month period.

Warrant Inducement

On February 24, 2026, the Company entered into a warrant exercise inducement offer letter (the “Inducement Letter”) with certain holders (the “Exercising Holders”) of certain of the Company’s: (i) January 2025 Warrants; (ii) February 2025 Offering Warrants; and (iii) November 2025 Private Placement Warrants (together with the January 2025 Warrants and February 2025 Offering Warrants, the “Existing Warrants”).

Pursuant to the terms of the Inducement Letter, the Company agreed to amend the Existing Warrants by lowering the exercise price of the Existing Warrants to $1.15 per share. Additionally, the Exercising Holders agreed to exercise for cash certain of their Existing Warrants to purchase an aggregate of 2,659,565 shares of Common Stock in exchange for the Company’s agreement to issue to such Exercising Holder new warrants (the “New Warrants”) to purchase up to an aggregate of 5,319,130 shares of Common Stock. The Company received aggregate gross proceeds of $3.1 million from the exercise of the Existing Warrants by the Exercising Holders.

Each New Warrant is exercisable into shares of Common Stock at a price per share of $1.15, will initially be exercisable following stockholder approval (the “Initial Exercise Date”), and will expire on the five-year anniversary of the Initial Exercise Date. Subject to limited exceptions, a holder of New Warrants will not have the right to exercise any portion of its New Warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of Common Stock in excess of 4.99% (or 9.99% at the Existing Holders’ option).

The Company has engaged Roth Capital Partners, LLC (“Roth”) as its financial advisor in connection with these transactions and will pay Roth a fee equal to 5.0% of its gross proceeds from the exercise of the Existing Warrants. The Company also agreed to pay Roth up to $40,000 for fees and expenses of legal counsel and other out-of-pocket expenses.