Form 10-Q
period 2026-03-31
ALLURION TECHNOLOGIES, INC.
filed 2026-05-15
CIK 1964979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, the registrant had 15,006,253 shares of common stock, $0.0001 par value per share, outstanding.

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
•
maintain the listing of Allurion securities on the OTC Markets and relist Allurion Securities on a national securities exchange, and the potential liquidity and trading of such securities;
•
acquire sufficient sources of funding if and when needed;
•
attract and retain key employees, officers, and directors;
•
implement and achieve business plans, forecasts, and other expectations, including any financial projections provided to our investors, and identify and realize additional opportunities;
•
commercialize current and future products and services and create sufficient demand among health care providers and patients for such product;
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

ii

•
successfully manage any future growth or contraction in Allurion’s business;
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

We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect Allurion's business, financial condition, results of operations, prospects, business strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described under the heading "Risk Factors" in this Quarterly Report on Form 10-Q, if any, and in the section entitled “Risk Factors” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the "SEC") on March 30, 2026. These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors that could adversely impact our business and financial performance. Moreover, Allurion operates in very competitive and rapidly changing environments. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$5,056	$5,412
Accounts receivable, net of allowance of doubtful accounts of $5,109 and $5,159, respectively	3,475	3,951
Inventory, net	2,061	2,670
Prepaid expenses and other current assets	712	759
Total current assets	11,304	12,792
Property and equipment, net	1,227	1,367
Right-of-use asset	831	950
Other long-term assets	633	663
Total assets	$13,995	$15,772
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,065	$3,568
Current portion of lease liabilities	441	398
Accrued expenses and other current liabilities	5,202	6,409
Current portion of convertible notes payable	28,550	28,070
Total current liabilities	37,258	38,445
Warrant liabilities	5,096	5,829
Revenue Interest Financing liability	48,800	47,700
Earn-out liabilities	31	31
Lease liabilities, net of current portion	455	571
Other liabilities	265	385
Total liabilities	$91,905	$92,961
Commitments and Contingencies (Note 15)
Stockholders’ deficit:
Preferred stock, $0.0001 par value — 100,000,000 shares authorized as of March 31, 2026; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value - 1,000,000,000 shares authorized as of March 31, 2026; 14,994,486 and 12,279,181 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	6	6
Additional paid-in capital	173,011	168,627
Accumulated other comprehensive gain (loss)	6,130	5,140
Accumulated deficit	(257,057)	(250,962)
Total stockholders’ deficit	(77,910)	(77,189)
Total liabilities and stockholders’ deficit	$13,995	$15,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$2,947	$5,580
Cost of revenue	1,718	1,419
Gross profit	1,229	4,161
Operating expenses:
Sales and marketing	1,304	3,621
Research and development	912	2,624
General and administrative	2,744	5,198
Total operating expenses:	4,960	11,443
Loss from operations	(3,731)	(7,282)
Other income (expense):
Changes in fair value of warrants	4,324	5,669
Changes in fair value of debt	(750)	3,330
Changes in fair value of Revenue Interest Financing	(1,820)	(3,820)
Changes in fair value of earn-out liabilities	—	910
Warrant inducement expense	(4,145)	—
Other income (expense), net	49	(213)
Total other income (expense):	(2,342)	5,876
Loss before income taxes	(6,073)	(1,406)
Provision for income taxes	(22)	(95)
Net loss	$(6,095)	$(1,501)
Net loss per share
Basic and diluted	$(0.46)	$(0.31)
Weighted-average shares outstanding
Basic and diluted	13,350,617	4,778,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(6,095)	$(1,501)
Other comprehensive income:
Change in fair value of Revenue Interest Financing due to change in credit risk	720	3,020
Change in fair value of RTW Convertible Notes due to change in credit risk	270	1,420
Comprehensive income (loss)	$(5,105)	$2,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(dollars in thousands, except share amounts)

	Common Sock
			Additional	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Deficit	Deficit
Balance as of January 1, 2025	2,710,607	$3	$152,596	$(8,370)	$(222,207)	$(77,978)
Exercise of stock options	—	—	—	—	—	—
Issuance of common stock in connection with vesting of RSU awards	3,505	—	—	—	—	—
Issuance of common stock in connection with RTW Private Placement, net of issuance costs	841,751	—	2,500	—	—	2,500
Issuance of common stock in connection with January Public Offering, net of issuance costs	1,240,000	1	1,262	—	—	1,263
Issuance of common stock in connection with February Public Offering and Leavitt Private Placement, net of issuance costs	1,167,686	1	588	—	—	589
Stock-based compensation expense	—	—	897	—	—	897
Other comprehensive income	—	—	—	4,440	—	4,440
Net loss	—	—	—	—	(1,501)	(1,501)
Balance as of March 31, 2025	5,963,549	$5	$157,843	$(3,930)	$(223,708)	$(69,790)

Balance as of January 1, 2026	12,279,181	$6	$168,627	$5,140	$(250,962)	$(77,189)
Issuance of common stock to consultants	55,740	—	135	—	—	135
Warrant Inducement	2,659,565	—	3,611	—	—	3,611
Stock-based compensation expense	—	—	638	—	—	638
Other comprehensive income	—	—	—	990	—	990
Net loss	—	—	—	—	(6,095)	(6,095)
Balance as of March 31, 2026	14,994,486	$6	$173,011	$6,130	$(257,057)	$(77,910)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities:
Net loss	$(6,095)	$(1,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	119	212
Depreciation and amortization	171	203
Stock-based compensation	638	897
Provision for uncollectible accounts	—	72
Unrealized exchange (gain) loss	90	(335)
Provision for inventory	433	25
Change in fair value of warrant liabilities	(4,324)	(5,669)
Warrant inducement expense	4,145	—
Change in fair value of debt	750	(3,330)
Change in fair value of Revenue Interest Financing	1,820	3,820
Change in fair value of earn-out liabilities	—	(910)
Change in fair value of Share Obligation	(120)	700
Issuance costs associated with warrants recorded at fair value	222	1,137
Changes in operating assets and liabilities:
Accounts receivable	365	(883)
Inventory	176	22
Prepaid expenses, other current and long-term assets	172	147
Lease liabilities	(73)	(199)
Accounts payable	(347)	(2,409)
Accrued expenses and other current liabilities	(1,363)	(1,468)
Net cash used in operating activities	$(3,221)	$(9,469)
Investing Activities:
Purchases of property and equipment	—	—
Net cash used in investing activities	$—	$—
Financing Activities:
Proceeds from equity offerings, net of issuance costs	—	14,499
Proceeds from warrant inducement, net of issuance costs	2,866	—
Net cash provided by financing activities	$2,866	$14,499
Net increase (decrease) in cash and cash equivalents and restricted cash	(355)	5,030
Cash and cash equivalents and restricted cash at beginning of period	5,742	15,718
Cash and cash equivalents and restricted cash at end of period	$5,387	$20,748
Supplemental cash flow information on non-cash investing and financing activities
Deferred financing costs in accounts payable and accrued expenses	$155	$921
Change in fair value of RTW Convertible Notes through OCI	270	1,420
Change in fair value of Revenue Interest Financing through OCI	720	3,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLURION TECHNOLOGIES, INC. AND SUBSIDIARIES

A reconciliation of the amounts of cash and cash equivalents and restricted cash in the condensed consolidated balance sheets to the amount in the condensed consolidated statements of cash flows is as follows (in thousands):

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$5,056	$5,412
Restricted cash included in other long-term assets	331	330
Cash and cash equivalents and restricted cash shown in the statement of cash flows	$5,387	$5,742

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Any reference in these notes to the applicable accounting guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification ("ASC"), and Accounting Standards Update ("ASU"), of the Financial Accounting Standards Board ("FASB"). They should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2025 included in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2026. The financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 presented in this report are unaudited; however, in the opinion of management, such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency for all of our foreign subsidiaries is the United States dollar except Allurion Australia Pty Ltd., which uses the Australian dollar. When remeasuring from a local currency to the functional currency, assets and liabilities are remeasured into U.S. dollars at exchange rates in effect at the balance sheet dates and results of operations transacted in local currency are remeasured into U.S. dollars using average exchange rates for the period presented. A loss from remeasurement of ($0.1) million and a gain from remeasurement of $0.3 million for the three months ended March 31, 2026 and 2025, respectively, are recorded in the statements of operations within Other income (expense), net. The Company translates the foreign functional currency financial statements to U.S. dollars for Allurion Australia Pty Ltd. using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions. The effects of foreign currency translation adjustments were immaterial for the three months ended March 31, 2026 and 2025.

Going Concern

The accompanying condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The Company (1) has incurred recurring losses from operations and cash outflows from operating activities since inception, (2) anticipates net losses and negative operating cash flows for the foreseeable future, (3) needs to raise additional capital to satisfy its current obligations and finance its future operations and (4) is not in compliance with certain financial covenants required under its credit facilities. Through March 31, 2026, the Company has funded its operations primarily with proceeds from the sale of its Common Stock, convertible preferred stock, issuance of convertible notes, issuance of term loans, and funds received upon consummation of the Business Combination.

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

2. Summary of Significant Accounting Policies

There have been no significant changes to the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” to the consolidated audited financial statements as of and for the year ended December 31, 2025 included in our Annual Report on Form 10-K.

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

Significant customers are those that represent more than 10% of the Company’s total revenue for the three months ended March 31, 2026 and 2025 or its accounts receivable, net balance as of March 31, 2026 and December 31, 2025. The following table presents customers that represent 10% or more of the Company’s total revenue and accounts receivable, net:

	Revenue		Accounts Receivable
	Three Months Ended March 31,		March 31,	December 31,
	2026	2025	2026	2025
Customer A	10%	N/A	N/A	N/A
Customer B	N/A	11%	14%	18%

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

3. Revenue

Revenue by geographic region is based on the country in which our customer is located and is summarized by geographic area as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Italy	$572	$348
Spain	380	749
Chile	283	432
Egypt	—	600
All Other Countries	1,712	3,451
Total Revenues	$2,947	$5,580

There was no revenue generated in the United States from sales of the Allurion Balloon during each of the three months ended March 31, 2026 and 2025. For the three months ended March 31, 2026, $0.9 million of revenue was generated in five countries included within All Other Countries in the table above, representing approximately 29% of Total Revenues, with each country responsible for approximately 4% to 8% of the total. Remaining revenue was generated by sales in 23 other countries included within All Other Countries. For the three months ended March 31, 2025, $1.6 million of revenue was generated in five countries included within All Other Countries, representing approximately 29% of Total Revenues, with each country responsible for approximately 5% to 7% of the total. Remaining revenue was generated by sales in 28 other countries included within All Other Countries.

4. Inventory

Inventory consists of the following (in thousands):

	March 31,	December, 31
	2026	2025
Finished goods	$165	$647
Work in progress	883	793
Raw materials	1,013	1,230
Total Inventory	$2,061	$2,670

Inventory is stated net of $3.3 million and $2.1 million for the provision for excess and obsolete inventory as of March 31, 2026 and December 31, 2025.

5. Property and Equipment, net

Property and equipment consist of the following (in thousands):

		March 31,	December 31,
	Estimated Useful Life (in Years)	2026	2025
Computers and purchased software	3	$536	$536
Leasehold improvements	Shorter of useful life or lease term	1,521	1,521
Furniture and fixtures	5	113	113
Machinery and equipment	3-5	3,542	3,542
Property and equipment—at cost		5,712	5,712
Less accumulated depreciation and amortization		(4,485)	(4,345)
Construction in progress		—	—
Property and equipment—net		$1,227	$1,367

Depreciation expense was $0.2 million for each of the three months ended March 31, 2026 and 2025, recorded as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$125	$127
Research and development	44	55
General and administrative	2	8
Sales and marketing	0	13
Total depreciation and amortization expense	$171	$203

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Other accrued expenses	$2,363	$3,177
Accrued compensation	1,152	1,248
Accrued professional fees	680	718
Accrued restructuring	402	602
Accrued selling and marketing	367	259
Marketing reimbursement	238	405
Total accrued expenses and other current liabilities	$5,202	$6,409

In November 2024, the Company's management approved and initiated plans to reduce its cost structure. The restructuring plan initiated in November 2024 was substantially completed during the first half of 2025, with remaining payments to be made in accordance with local regulations through March 2026. Substantially all of the charge represents the severance cost of terminated employees, and are included in cost of revenue and operating expenses in the statement of operations. The following table rolls forward the activity in the restructuring accrual for the November 2024 action through March 31, 2026.

Accrual at December 31, 2024	$3,165
Restructuring charges and related costs	(456)
Cash payments	(2,694)
Accrual at December 31, 2025	15
Restructuring charges and related costs	—
Cash payments	(15)
Accrual at March 31, 2026	$—

In August 2025, the Company's management approved and initiated plans to reduce its cost structure. The restructuring plan initiated in August 2025 was substantially completed during the third quarter of 2025, with remaining payments to be made in accordance with local regulations through December 2026. Substantially all of the charges represent the severance cost of terminated employees, and are included in cost of revenue and operating expenses in the statement of operations. The following table rolls forward the activity in the restructuring accrual for the August 2025 action through March 31, 2026.

Accrual at December 31, 2024	$—
Restructuring charges and related costs	1,810
Cash payments	(1,223)
Accrual at December 31, 2025	587
Restructuring charges and related costs	—
Cash payments	(185)
Accrual at March 31, 2026	$402

7. Debt

The components of the Company’s third-party debt consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
RTW Convertible Notes	$43,524	$42,881
Total principal amounts of debt	43,524	42,881
Change in fair value	(14,974)	(14,811)
Current Portion of convertible notes payable	28,550	28,070
Long-term debt, net of current portion and discounts	$—	$—

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

For the three months ended March 31, 2026, the Company recorded a loss of $0.8 million and a gain of $0.3 million through the condensed consolidated statements of operations and other comprehensive income (loss), respectively. For the three months ended March 31, 2025, the Company recorded a gain of $3.3 million and a gain of $1.4 million through the condensed consolidated statements of operations and other comprehensive income (loss), respectively.

The Company elected paid in kind interest for each of the three months ended March 31, 2026 and 2025 related to the RTW Convertible Notes. As of March 31, 2026, the Company is out of compliance with the covenants of the RTW Convertible Notes and as such it has been reclassified to a current liability on the condensed consolidated balance sheets.

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

The Revenue Interest Financing is accounted for under the FVO election of ASC 825 as the Revenue Interest Financing contains embedded derivatives, including the requirements to settle the Revenue Interest Financing prior to maturity upon the occurrence of certain contingent events and the Company's ability to prepay the Revenue Interest Financing, which would require bifurcation and separate accounting. The Revenue Interest Financing was initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in fair value are recorded as a component of Other income (expense) in the condensed consolidated statements of operations. A portion of the estimated change in fair value must be reported in other comprehensive loss to the extent that it is attributable to instrument-specific credit risk. In connection with the issuance of the Investment Amount, we paid $1.2 million in issuance costs in August 2023, which were directly expensed through general and administrative expense due to the FVO election. As of March 31, 2026, the Company has made $6.6 million in royalty payments to RTW. Refer to Note 9, Fair Value Measurements, for additional information regarding the changes in fair value of the Revenue Interest Financing.

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

The RIFA Amendment was accounted for as a modification with the change in fair value of the option held by RTW, pursuant to which RTW may elect to convert up to $7.5 million of its initial PIPE subscription amount (the "PIPE Investment") into an additional revenue interest financing by forfeiting a number of shares of Common Stock acquired in the PIPE Investment (the “PIPE Conversion Option”). As such, the Revenue Interest Financing and PIPE Conversion Option were remeasured as of April 16, 2024 just prior to the RIFA Amendment, to $33.0 million and $6.6 million, respectively. The Revenue Interest Financing and PIPE Conversion Option were subsequently remeasured as of April 16, 2024 under the terms of the RIFA Amendment, to $39.0 million and $4.6 million, respectively.

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

The exercise of the PIPE Conversion Option was accounted for as a settlement of the derivative liability. As such, the PIPE Conversion Option was remeasured as of October 30, 2024 just prior to conversion, to $7.4 million. The PIPE Conversion Option was subsequently reclassified as an addition to the Revenue Interest Financing liability upon conversion into the New RIFA. The New RIFA was accounted for under the FVO election, similar to the Revenue Interest Financing. As such, the New RIFA, together with the Revenue Interest Financing was remeasured as of October 30, 2024 to $48.9 million. Additionally, to account for the 30,000 forfeited shares in connection with the exercise of the PIPE Conversion Option, the total shares were valued based on the October 30, 2024 closing share price of $18.25, resulting in a $0.5 million reduction of APIC. As of March 31, 2026, the fair value of the Revenue Interest Financing and New RIFA was $48.8 million. As of December 31, 2025, the fair value of the Revenue Interest Financing and New RIFA was $47.7 million.

For the three months ended March 31, 2026, the Company recorded a $1.8 million loss and a $0.7 million gain on the Revenue Interest Financing and New RIFA, respectively, through the condensed consolidated statements of operations and other comprehensive income (loss). For the three months ended March 31, 2025, the Company recorded a $3.8 million loss and a $3.0 million gain on the Revenue Interest Financing and New RIFA, respectively, through the condensed consolidated statements of operations and other comprehensive income (loss). The changes in fair value were recorded in the Changes in fair value of Revenue Interest Financing and PIPE Conversion Option in the condensed consolidated statement of operations.

9. Fair Value Measurements

The following tables present the fair value hierarchy for the Company's assets and liabilities that are measured at fair value at issuance date and on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

Fair Value Measurement as of March 31, 2026
	Total Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$3,707	$3,707	$—	$—
Total assets	$3,707	$3,707	$—	$—
Liabilities:
Legacy Allurion Common Stock Warrant Liabilities	$2	$—	$—	$2
Public Warrants	265	265	—	—
Public Offering Warrants	239	—	—	239
July 2024 Private Placement Warrants	21	—	—	21
January 2025 Warrants	140	—	—	140
February 2025 Offering Warrants	420	—	—	420
November 2025 Private Placement Warrants	1,209	—	—	1,209
Inducement Warrants	2,800	—	—	2,800
Revenue Interest Financing	48,800	—	—	48,800
Earn-out Liability	31	—	—	31
RTW Convertible Notes	28,550	—	—	28,550
Success Fee Derivative Liability	14	—	—	14
Share Obligation	250	—	—	250
Total Liabilities	$82,741	$265	$—	$82,476

Fair Value Measurement as of December 31, 2025
	Total Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$3,618	$3,618	$—	$—
Total assets	$3,618	$3,618	$—	$—
Liabilities:
Legacy Allurion Common Stock Warrant Liability	$2	$—	$—	$2
Public Warrants	202	202	—	—
Public Offering Warrants	397	—	—	397
July 2024 Private Placement Warrants	30	—	—	30
January 2025 Warrants	814	—	—	814
February 2025 Offering Warrants	1,596	—	—	1,596
November 2025 Private Placement Warrants	2,788	—	—	2,788
Revenue Interest Financing	47,700	—	—	47,700
Earn-out Liability	31	—	—	31
RTW Convertible Notes	28,070	—	—	28,070
Success Fee Derivative Liability	14	—	—	14
Share Obligation	370	—	—	370
Total Liabilities	$82,014	$202	$—	$81,812

Public Warrants

As a result of the Business Combination on August 1, 2023, the Company assumed 13,206,922 outstanding public warrants (the "Public Warrants") to purchase an aggregate 750,394 shares of Allurion Common Stock at $202.50 per share following the Warrant Amendment (defined in Note 11, Capital Stock and Stockholders Deficit). The Company concluded the Public Warrants met the definition of a liability based on the settlement provision that allows the warrant holders to net-share settle their warrants in the event of a failed registration statement within 60 days of the Business Combination or any time a registration is not effective. The Public Warrants are traded on the NYSE and are recorded at fair value using the closing price as of March 31, 2026 of $0.02 per share, which is a Level 1 input.

Legacy Allurion Warrants, Public Offering Warrants, July 2024 Private Placement Warrants, January 2025 Warrants, February 2025 Offering Warrants, November 2025 Warrants, and Inducement Warrants

The Company has classified the Legacy Allurion Common Stock Warrants, Public Offering Warrants (defined below), July 2024 Private Placement Warrants (defined below), January 2025 Warrants (defined below), February 2025 Offering Warrants, (defined below), November 2025 Warrants (defined below), and Inducement Warrants (defined below) within Level 3 of the hierarchy as the fair value is derived using the Black-Scholes option pricing model, which uses a combination of observable (Level 2) and unobservable (level 3) inputs. See table below for the assumptions used in the pricing model of the Legacy Allurion Common Stock Warrants, Public Offering Warrants, July 2024 Private Placement Warrants, January 2025 Warrants, February 2025 Offering Warrants, November 2025 Warrants, and Inducement Warrants:

	Measurement Date	Interest Rate	Exercise Price	Estimated Fair Value of Underlying Share Price	Expected Volatility	Expected Life (Years)
Legacy Allurion Series C Preferred Stock warrants (as converted to Common)	March 31, 2026	3.76%	$168.25	$0.68	106.9%	5.00
Legacy Allurion Other Common Stock	March 31, 2026	3.47%	26.25	0.68	130.0%	1.40
Legacy Allurion Series D-1 Preferred Stock warrants (as converted to Common)	March 31, 2026	3.76% - 3.91%	303.50	0.68	106.9%	5.00 - 6.50
Public Offering Warrants	March 31, 2026	3.75%	6.00-30.00	0.68	145.0%	3.25
July 2024 Private Placement Warrants	March 31, 2026	3.75%	30.00	0.68	145.0%	3.25
January 2025 Warrants	March 31, 2026	3.79%	6.00	0.68	130.0%	4.03
February 2025 Offering Warrants	March 31, 2026	3.79%	5.23	0.68	130.0%	4.03
November 2025 Private Placement Warrants	March 31, 2026	3.90%	1.67	0.68	120.0%	4.71
Inducement Warrants	March 31, 2026	3.87%	1.15	0.68	115.0%	5.25

	Measurement Date	Interest Rate	Exercise Price	Estimated Fair Value of Underlying Share Price	Expected Volatility	Expected Life (Years)
Legacy Allurion Series C Preferred Stock warrants (as converted to Common)	December 31, 2025	3.76%	$168.25	$1.23	106.9%	5.25
Legacy Allurion Other Common Stock	December 31, 2025	3.47%	26.25	1.23	130.0%	1.69
Legacy Allurion Series D-1 Preferred Stock warrants (as converted to Common)	December 31, 2025	3.76% - 3.91%	303.50	1.23	106.9%	5.25 - 6.71
Public Offering Warrants	December 31, 2025	3.60%	6.00-30.00	1.23	120.0%	3.50
July 2024 Private Placement Warrants	December 31, 2025	3.60%	30.00	1.23	120.0%	3.50
January 2025 Warrants	December 31, 2025	3.67%	6.00	1.23	110.0%	4.28
February 2025 Offering Warrants	December 31, 2025	3.67%	5.23	1.23	110.0%	4.28
November 2025 Private Placement Warrants	December 31, 2025	3.73%	1.67	1.23	108.6%	4.92

Expected dividend yield for all calculations is 0.00%.

The following table reconciles the changes in fair value for the three months ended March 31, 2026 and 2025 of the warrant liabilities valued using Level 3 inputs:

	Preferred Stock Warrants (as converted to Common)	Common Stock Warrants	Public Offering Warrants	July 2024 Private Placement Warrants	January 2025 Warrants	February 2025 Warrants	November 2025 Warrants	Inducement Warrants	Total
Balance – January 1, 2025	$32	$9	$3,630	$500	$—	$—	$—	$—	$4,171
Fair value at issuance	—	—	—	—	5,344	5,021	—	—	10,365
Change in fair value	(23)	(8)	(2,399)	(310)	(2,814)	(101)	—	—	(5,655)
Balance – March 31, 2025	$9	$1	$1,231	$190	$2,530	$4,920	$—	$—	$8,881

Balance - January 1, 2026	$2	$—	$397	$30	$814	$1,596	$2,788	$—	$5,627
Warrant inducement (gain) loss	—	—	—	—	(510)	(780)	(450)	5,885	4,145
Change in fair value	—	—	(158)	(10)	16	(136)	(1,015)	(3,085)	(4,388)
Exercise of warrants	—	—	—	—	(180)	(260)	(113)	—	(553)
Balance – March 31, 2026	$2	$—	$239	$20	$140	$420	$1,210	$2,800	$4,831

2019 Term Loan Success Fee Derivative Liability

The derivative liability for the success fee associated with Legacy Allurion's November 2019 loan and security agreement with Western Alliance Bank (the "2019 Term Loan" and such fee, the "Success Fee") was recorded at fair value as of March 31, 2026 and December 31, 2025 using the following assumptions: weighted-average probability for the likelihood of a change in control or liquidity event within four years from the initial valuation date of the derivative liability and a market-based discount rate that will increase or decrease each period based on changes in the probability in the future cash flows.

Revenue Interest Financing and PIPE Conversion Option

The Revenue Interest Financing is accounted for using the FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The fair value of the Revenue Interest Financing was remeasured as of March 31, 2026 and December 31, 2025 using a discounted cash flow ("DCF") method under the income approach utilizing future revenue projections and a discount rate of 27.4% and 26.5%, respectively.

The fair value of the PIPE Conversion Option was accounted for as a derivative under ASC 815. Upon the exercise of the PIPE Conversion Option and resulting New RIFA on October 30, 2024, the PIPE Conversion Option was reclassified as an addition to the Revenue Interest Financing liability, and as such there is no PIPE Conversion Option liability as of March 31, 2026 and December 31, 2025.

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

	March 31, 2026	December 31, 2025
Stock Price	$0.68	$1.23
Risk-free interest rate	3.5%	3.5%
Expected term (in years)	2.3	2.6
Expected volatility	145.0%	145.0%

RTW Convertible Notes

The RTW Convertible Notes are accounted for using the FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently measured at estimated fair value on a recurring basis at each reporting period date. The fair value of the RTW Convertible Notes was remeasured as of March 31, 2026 using a DCF method under the income approach with a MCSM applied to determine the simulated stock price at each payment date and event that may trigger conversion of the RTW Convertible Notes. The fair value was measured using the $38.0 million principal amount and $5.5 million of payment in kind interest of the RTW Convertible Notes and the following assumptions:

	March 31, 2026	December 31, 2025
Stock Price	$0.68	$1.23
Risk-free interest rate	3.9%	3.8%
Discount Rate	19.2%	18.6%
Expected term (in years)	5.0	5.3
Expected volatility	125.0%	117.5%

Share Obligation

The Share Obligation is accounted for as a liability under ASC 480, with the liability initially measured at its issue-date estimate fair value and subsequently measured at its estimated fair value on a recurring basis at each reporting period date. The estimated fair value of the Share Obligation was determined using a MCSM with the following assumptions at the valuation date:

	March 31, 2026	December 31, 2025
Stock Price	$0.68	$1.23
Risk-free interest rate	3.7%	3.5%
Expected term (in years)	0.8	1.0
Expected volatility	170.0%	157.5%

The changes in the fair values of the Success Fee derivative liability, Revenue Interest Financing, Earn-out liability, RTW Convertible Notes, and Share Obligation categorized with Level 3 inputs for the three months ended March 31, 2026 and 2025 were as follows:

	Success Fee Derivative Liability	Revenue Interest Financing	Earn-Out Liability	RTW Convertible Notes	Share Obligation	Total
Balance - January 1, 2025	$14	$49,200	$1,090	$35,710	$—	$86,014
Fair value upon issuance	—	—	—	—	1,297	1,297
Change in fair value	—	3,820	(910)	(3,330)	(597)	(1,017)
Change in fair value - OCI	—	(3,020)	—	(1,420)	—	(4,440)
Balance – March 31, 2025	$14	$50,000	$180	$30,960	$700	$81,854

Balance - January 1, 2026	$14	$47,700	$31	$28,070	$370	$76,185
Change in fair value	—	1,820	—	750	(120)	2,450
Change in fair value - OCI	—	(720)	—	(270)	—	(990)
Balance – March 31, 2026	$14	$48,800	$31	$28,550	$250	$77,645

The change in fair value of the Success Fee derivative liability, Revenue Interest Financing, Earn-Out liability, RTW Convertible Notes, and Share Obligation at each period is recorded as a component of Other income (expense) in the condensed consolidated statements of operations, with the exception of the changes in fair value associated with the change in credit risk related to the Revenue Interest Financing and RTW Convertible Notes, which is recorded as a component of other comprehensive loss.

10. Income Taxes

The Company recorded income tax expense of less than $0.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively, representing an effective tax rate of 0.4% and 6.8% in each period, respectively. The tax expense recorded relates to the earnings of the Company’s profitable foreign subsidiaries.

As of March 31, 2026 and 2025, the Company maintained a full valuation allowance against its net deferred tax assets as the Company has incurred significant operating losses since inception and has concluded that its net deferred tax asset is not more-likely-than-not realizable.

As of March 31, 2026 and 2025, the Company has not recorded tax reserves for any uncertain tax provisions.

11. Capital Stock and Stockholders' Deficit

Preferred Equity

Series B Preferred Stock

On November 11, 2025, the Company entered into a securities purchase and exchange agreement (the "Exchange Agreement") with certain entities managed by RTW, pursuant to which RTW has agreed to exchange all of the (i) principal amount of the RTW Convertible Notes, purchased pursuant to the terms of the Amended Note Purchase Agreement, including interest accrued on the RTW Convertible Notes; (ii) Company obligations under the Revenue Interest Financing Agreement; and (iii) Company obligations under the New RIFA, for shares of a newly issued series of Series B convertible preferred stock, par value $0.0001 per share ("Series B Preferred Stock"), of the Company (the "Exchange").

Allurion's charter authorizes the issuance of up to 100,000,000 shares of Allurion preferred stock. As of March 31, 2026, no shares of Allurion preferred stock were outstanding.

Common Equity

Allurion's charter authorizes the issuance of up to 1,000,000,000 shares of Allurion Common Stock. As of March 31, 2026 and December 31, 2025, 14,994,486 and 12,279,181 shares of Common Stock were issued and outstanding, respectively.

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

Warrant Inducement

On February 24, 2026, the Company entered into a warrant exercise inducement offer letter (the “Inducement Letter”) with certain holders of the Company's January 2025 Warrants, February 2025 Offering Warrants, and November 2025 Warrants (collectively, the “Existing Warrants”). Pursuant to the terms of the Inducement Letter, the Company agreed to amend the Existing Warrants by lowering the exercise price of the Existing Warrants to $1.15 per share in consideration for the exercise in full for cash of the Existing Warrants held by each holder. Certain holders agreed to exercise for cash certain of their Existing Warrants to purchase an aggregate of 2,659,565 shares of Common Stock (the “Warrant Inducement”) in exchange for the Company's agreement to issue to such holder new warrants (the “Inducement Warrants”) to purchase up to an aggregate of 5,319,130 shares of Common Stock at an exercise price of $1.15. The Warrant Inducement closed with net proceeds of $2.9 million after deducting placement agent fees of $0.2 million and offering costs of less than $0.1 million.

The Warrant Inducement was accounted for as a warrant exercise inducement under ASC 815. Additionally, the Inducement Warrants met the definition of a derivative under ASC 815. The $5.9 million issue-date estimated fair value of the Inducement Warrants was recorded as Warrant inducement expense in the condensed consolidated statement of operations, offset by a $1.7 million gain resulting from the change in fair value of the Existing Warrants immediately prior to exercise.

The number of shares of Common Stock that have been reserved for issuance upon the potential conversion or exercise, as applicable, of the Company’s securities as of March 31, 2026, is as follows:

Outstanding options to purchase Common Stock	252,504
Restricted Stock Units	386,685
Warrants to purchase Common Stock	9,996,437
Shares of Common Stock issued upon the exercise of Public Warrants	750,383
Earn-Out shares	360,000
Convertible Notes	6,241,384
Total	17,987,393

Warrants to Purchase Common Stock

In connection with the closing of the Business Combination, all outstanding warrants to purchase Legacy Allurion preferred stock and Legacy Allurion common stock were converted into Rollover Warrants to purchase Allurion Common Stock using the Exchange Ratio. As of March 31, 2026, there were 14,380 Rollover Warrants outstanding to purchase Common Stock. Upon the closing of the Business Combination, certain Legacy Allurion preferred stock and Legacy Allurion common stock warrants that were converted into Rollover Warrants were determined to be equity classified.

In connection with the equity offerings defined above, the following warrants were outstanding to purchase Common Stock as of March 31, 2026:

March 31, 2026
Issuance Date	Remaining Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
3/30/2021	5.0	Common stock	Liability	5,203	168.25
9/15/2022	6.5	Common stock	Liability	1,810	303.50
6/4/2022	6.2	Common stock	Liability	1,810	303.50
1/17/2017	0.8	Common stock	Equity	2,934	0.50
8/3/2017	1.3	Common stock	Equity	392	28.25
9/8/2017	1.4	Common stock	Liability	1,151	26.25
6/19/2018	2.2	Common stock	Liability	720	26.25
6/25/2019	3.2	Common stock	Liability	360	26.25
7/1/2024	3.3	Common stock	Liability	753,108	11.42
1/27/2025	4.0	Common stock	Liability	375,001	6.00
2/20/2025	4.0	Common stock	Liability	1,079,728	5.23
11/11/2025	4.7	Common stock	Liability	2,455,090	1.67
2/24/2026	5.3	Common stock	Liability	5,319,130	1.15
				9,996,437

December 31, 2025
Issuance Date	Remaining Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
3/30/2021	5.2	Common stock	Liability	5,203	168.25
9/15/2022	6.7	Common stock	Liability	1,810	303.50
6/4/2022	6.4	Common stock	Liability	1,810	303.50
1/17/2017	1.0	Common stock	Equity	2,934	0.50
8/3/2017	1.6	Common stock	Equity	392	28.25
9/8/2017	1.7	Common stock	Liability	1,151	26.25
6/19/2018	2.5	Common stock	Liability	720	26.25
6/25/2019	3.5	Common stock	Liability	360	26.25
7/1/2024	3.5	Common stock	Liability	753,108	11.42
1/27/2025	4.3	Common stock	Liability	1,240,000	6.00
2/20/2025	4.3	Common stock	Liability	2,335,372	5.23
11/11/2025	5.0	Common stock	Liability	2,994,012	1.67
				7,336,872

In Compute Health's initial public offering, it sold units at a price of $10.00 per unit, which consisted of one share of Class A Common Stock, $0.0001 par value, of Compute Health ("Class A Common Stock") and one-half of a redeemable warrant (each a "Public Warrant") that entitled the holder to purchase one share of Class A Common Stock of CPUH at a price of $11.50 per share. On July 26, 2023, Compute Health's Public Warrant holders approved an amendment (the “Warrant Amendment”) to the warrant agreement that governed all Compute Health’s Public Warrants. Per the terms of the Warrant Amendment, upon completion of the Business Combination, each of the outstanding Compute Health Public Warrants became exercisable for 0.056818 shares of the Company’s Common Stock, par value $0.0001 per share, at an exercise price of $202.50 per share and each whole Compute Health Public Warrant was exchanged for 0.6125 Allurion Public Warrants in the Business Combination. The Public Warrants will expire August 1, 2030, seven years after the completion of the Business Combination, or earlier upon redemption or liquidation. As of March 31, 2026, there were 13,206,720 outstanding Public Warrants exercisable for 750,383 shares of Allurion Common Stock.

Chardan Equity Facility

On December 18, 2023, we entered into a ChEF Purchase Agreement (the "Purchase Agreement") and a Registration Rights Agreement, each with Chardan Capital Markets ("Chardan") related to a "ChEF," Chardan's committed equity facility (the "Chardan Equity Facility"). Pursuant to the Purchase Agreement, the Company has the right from time to time at its option to sell to Chardan up to the lesser of (i) $100,000,000 in aggregate gross purchase price of newly issued shares of the Company's Common Stock, and (ii) 379,299 shares of Common Stock, which number of shares is equal to 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the Purchase Agreement (the "Exchange Cap"). In consideration for Chardan's entry into the Purchase Agreement, Allurion issued to Chardan 1,421 shares of Allurion Common Stock (the "Commitment Shares"). The Company recorded $0.1 million to additional paid-in capital and $0.1 million of expense in connection with the issuance of the Commitment Shares. The Company expensed an additional $0.1 million related to a non-refundable structuring fee immediately following commencement. The Company had sold all shares registered under the Exchange Cap, or 377,879 shares of Common Stock to Chardan at a purchase price of $1.8 million in connection with the Purchase Agreement as of the year ended December 31, 2025.

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

The Exchange Agreement creates an obligation for the Company to issues shares of Series B Preferred Stock upon satisfaction of the closing conditions (the "Preferred Stock Forward Contract"). The Preferred Stock Forward Contract was determined to be an equity classified freestanding financial instrument in accordance with ASC 815-40 and ASC 480-10, respectively. The fair value as of November 11, 2025 was determined as the fair value of the Series B Preferred Stock that will be issued less the fair value of RIFA and RTW Convertible Notes. The fair value of the Series B Preferred Stock was performed using a scenario based approach, combining a DCF model with a MCSM valuation approach along with a risk free rate of 3.6% and volatility of 117.5%. See Note 9, Fair Value Measurements, for the valuation approaches for the RIFA and RTW Convertible Notes. As the fair value of the Series B Preferred Stock was less than the combined fair values of the RIFA and RTW Convertible Notes, the gain to the Company was recorded as contribution to capital due to the related party nature of the transaction. As such, there was no impact to APIC. As of the date these condensed consolidated financial statements are issued, the Exchange has not occurred.

12. Net Loss per Share

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(6,095)	$(1,501)
Denominator:
Basic and diluted weighted-average common stock outstanding	13,350,617	4,778,542
Net loss per share, basic and diluted	$(0.46)	$(0.31)

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

	As of March 31,
	2026	2025
Outstanding options to purchase Common Stock	252,504	252,171
Restricted Stock Units	386,685	100,995
Warrants to purchase Common Stock	9,996,437	4,342,937
Shares of Common Stock issued upon the exercise of Public Warrants	750,383	750,383
Earn-Out Shares	360,000	360,000
Convertible notes (as converted to common stock)	6,241,384	2,532,336
Total	17,987,393	8,338,822

13. Stock Based Compensation

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

In connection with the closing of the Business Combination, the Company adopted the 2023 Stock Option and Incentive Plan (the "2023 Plan"), which provides for the award of stock options (both incentive and non-qualified), stock appreciation rights, restricted stock units ("RSUs"), restricted stock awards, cash-based awards, and dividend equivalent rights. On October 15, 2025 the Board voted to amend the 2023 Plan to the Amended and Restated 2023 Equity Incentive Plan (the "Amended 2023 Plan") to increase the aggregate number of shares of common stock issuable. The Amended 2023 Plan was approved by stockholders on December 18, 2025. As of March 31, 2026, a total of 6,762,705 shares of Allurion Common Stock are available for issuance under the Amended 2023 Plan. The Amended 2023 Plan provides that the number of shares reserved for issuance under the Amended 2023 Plan will automatically increase each January 1, beginning January 1, 2024 and ending January 1, 2033, by 5% of the number of fully diluted outstanding shares of Allurion Common Stock as of the immediately preceding December 31 or such lesser amount as determined by the Board and the compensation committee of the Board.

As of March 31, 2026, 639,189 options and RSUs were issued and outstanding under the 2010 Plan, 2020 Plan, 2023 Plan, and Amended 2024 Plan. As of December 31, 2025, 639,471 options and RSUs were issued and outstanding under the 2010 Plan, 2020 Plan, 2023 Plan, and Amended 2023 Plan. The stock options generally vest over a four-year period and expire 10 years from the date of grant.

Stock-based compensation expense included in the condensed consolidated statement of operations was as follows:

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$7	$12
Selling, general, and administrative	583	794
Research and development	48	91
Total stock-based compensation expense	$638	$897

Stock Options

The following table summarizes the option activity under the 2010 Plan, 2020 Plan, 2023 Plan, and Amended 2023 Plan during the three months ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per option)	(in years)	(in thousands)
Outstanding—January 1, 2026	256,453	$28.96	7.2	$—
Granted	—	—
Cancellations and forfeitures	(3,949)	33.64
Exercised	—	—
Outstanding— March 31, 2026	252,504	28.89	7.1	—
Exercisable at March 31, 2026	203,525	$35.44	6.8	$—

Total stock compensation expense related to stock option awards during the three months ended March 31, 2026 was $0.2 million. As of March 31, 2026, there was approximately $1.8 million of unrecognized compensation costs related to unvested stock options granted under the 2010 Plan, 2020 Plan, 2023 Plan, and Amended 2023 Plan, which is expected to be recognized over a weighted-average vesting term of 1.9 years. There were no stock options granted during the three months ended March 31, 2026 and 2025.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the table below. Expected volatility for the Company’s Common Stock was determined based on an average of the historical volatility of a peer group of public companies that are similar to the Company. The expected term of options granted to employees was calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate expected term. The expected term of options granted to non-employees is the remaining contractual term of the award. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free rate for periods within the expected life of the option is based upon the U.S. Treasury yield curve in effect at the time of grant. There were no option grants during the three months ended March 31, 2026 and 2025.

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

Restricted Stock Units

In December 2022, the Company issued RSUs to a member of the Board of Directors with vesting subject to both a performance-based closing condition dependent on the successful Business Combination with Compute Health and time-based vesting conditions which are fully vested as of December 31, 2025. In October 2023 and March 2024, the Company issued additional RSUs to Board members and in November 2024 and May 2025, to employees and Board members, all of which vest over 2-3 years. Additionally, in April 2025, the Company issued performance share units ("PSU") to one of its employees. The PSUs granted by the Company vest in connection with the achievement of certain commercial milestones. The expense recognized for these awards is based on the probability of such achievement. The Company recognized the full amount of stock compensation expense related to employee PSUs, of $0.1 million for the three months ended March 31, 2026 based on the achievement of the milestone.

The following table summarizes the restricted stock unit activity under the 2020 Plan, 2023 Plan, and Amended 2023 Plan during the three months ended March 31, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value
		(per share)
Outstanding—January 1, 2026	383,018	$4.50
Granted	10,395	0.92
Cancellations and forfeitures	(5,410)	2.36
Vested	(1,318)	1.69
Outstanding—March 31, 2026	386,685	$5.07

Total stock compensation expense related to RSUs for the three months ended March 31, 2026 was $0.4 million. As of March 31, 2026, there were $1.0 million of unrecognized compensation costs related to nonvested RSUs granted under the 2020 Plan, 2023 Plan, and Amended 2023 Plan, which is expected to be recognized over a remaining weighted-average vesting term of 2.0 years. The weighted average grant-date fair value of time-vested restricted stock units granted during the 3 months ended March 31, 2026 was $0.92 per share. There were 10,395 restricted stock units granted during the three months ended March 31, 2025

Employee Stock Purchase Plan

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

A total of 195,435 shares of the Company's Common Stock are reserved and authorized for issuance under the 2023 ESPP as of March 31, 2026. In addition, the number of shares of Common Stock available for issuance under the 2023 ESPP automatically increases each January 1, beginning on January 1, 2024 and each January thereafter, by the lesser of (i) 1% of the fully diluted outstanding shares of our Common Stock as of the immediately preceding December 31, (ii) 64,000 shares of our Common Stock, or (iii) such lesser number of shares determined by the administrator of the 2023 ESPP. As of March 31, 2025, no shares have been issued under the 2023 ESPP.

14. Employee Benefit Plan

The Company has a 401(k) retirement plan that covers eligible U.S. employees. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions. During each of the three months ended March 31, 2026 and 2025, the Company's matching contributions to the plan were less than $0.1 million.

15. Commitments and Contingencies

Leases

With respect to contracts involving the use of assets, if the Company has the right to direct the use of the asset and obtain substantially all economic benefits from the use of an asset, it accounts for the service contract as a lease.

As of March 31, 2026, the Company was a party to two different leases for office, manufacturing, and laboratory space under non-cancelable office leases in one city. These leases total approximately 20,000 square feet and will expire in February 2028. The Company has a right to extend certain of these leases for periods between three and five years. Under its real property leases, the Company pays base rent and a proportional share of operating expenses. Such operating expenses are subject to annual adjustment and are accounted for as variable payments in the period in which they are incurred. The Company also holds immaterial leases related to vehicles and office equipment.

In April 2025, the Company terminated its remaining lease in Paris, France. Additionally, in June 2025, the Company executed an amendment to another one of its leases in Natick, Massachusetts. The amendment was accounted for as a modification of the existing lease agreement, with impacts to the lease term, lease payments, and related lease liability for the lease. As a result of this amendment, the lease in Natick will now expire in November 2028 and additional operating lease assets obtained in exchange for lease obligations were $0.4 million.

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

In February 2026, one of the Company's building leases expired and the company entered into a short term lease for the location.

The components of right-of-use ("ROU") assets and lease liabilities are included in the condensed consolidated balance sheets. The short-term portion of the Company's operating lease liability is recorded as part of Accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Aggregate Lease Information

Other pertinent lease information for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Operating lease costs	$157	$258
Short-term lease costs	19	4
Variable operating lease costs	28	84
Operating cash flows paid for amounts in the measurement of lease liabilities	129	247

Future commitments under non-cancelable operating lease agreements as of March 31, 2026 are as follows (in thousands):

2026	$375
2027	516
2028	85
Total lease payments	$976
Less: present value adjustment	(80)
Present value of total lease liabilities	896
Less: current lease liability	(441)
Long-term lease liabilities	$455

The weighted-average remaining lease terms and discount rates related to our leases were as follows:

	March 31, 2026	March 31, 2025
Weighted -average remaining lease term (in years)	1.9	2.7
Weighted-average discount rate	9.5%	9.8%

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

On August 12, 2025, Vanderbilt University Medical Center (“Vanderbilt”) filed a complaint against the Company in the United States District Court for the Middle District of Tennessee, captioned Vanderbilt University Medical Center v. Allurion Technologies, Inc., d/b/a Allurion. Vanderbilt's complaint alleges that the Company breached the Clinical Trial Agreement, dated June 30, 2022, by and between the Company and Vanderbilt (the "Clinical Trial Agreement"), related to the clinical trial for the Smart Capsule by failing to reimburse medical expenses incurred in treating a patient enrolled in such trial at Vanderbilt. Vanderbilt was seeking damages of approximately $2.5 million. In April 2026, the Company and Vanderbilt agreed to settle this dispute and release all claims related to the same for payment of $750,000, paid in three equal monthly installments beginning on May 1, 2026.

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

NYSE Continued Listing Standards

On August 29, 2024, the Company received written notice from the NYSE notifying us that as of August 29, 2024, we were not in compliance with the continued listing standard set forth in Section 802.01B of the NYSE’s Listed Company Manual (the "Minimum Market Capitalization Standard") because its average market capitalization was less than $50.0 million over the consecutive 30 trading-day period ended August 29, 2024 and its last reported stockholders’ equity as of August 29, 2024 was less than $50.0 million. In accordance with applicable NYSE procedures, within 45 days of receipt of the notice, the Company submitted a plan to the NYSE outlining measures that would bring it into conformity with the Minimum Market Capitalization Standard within 18 months of receipt of the written notice (the "Cure Period"). The Company submitted a business plan to the NYSE demonstrating its ability to regain compliance with the NYSE's rules, which the NYSE accepted, and as a result the Company was subject to quarterly monitoring for compliance with the business plan and its Common Stock continued to trade on the NYSE during the Cure Period, subject to its compliance with other NYSE continued listing requirements.

On March 2, 2026, Company announced that it received a letter (the “Delisting Notice”) from the staff of the NYSE indicating that the Company does not meet certain of the NYSE's continued listing standards as set forth in the Minimum Market Capitalization Standard.

On March 6, 2026, the NYSE subsequently informed the Company that it has determined to commence proceedings to delist the Company’s Common Stock, and warrants to purchase 0.056818 shares of Common Stock, with an exercise price of $202.50 per share of Common Stock, as a result of the Company’s non-compliance with Rule 802.01B of the NYSE Listed Company Manual that requires listing companies to maintain an average global market capitalization of at least $15 million over a period of 30 consecutive trading days. Trading in the Common Stock on the NYSE was suspended after market close on March 6, 2026. The Company has appealed this delisting determination. If the Company is unsuccessful in its appeal, the Company expects the NYSE will file a Form 25 with the SEC, which would result in the delisting of the Company’s Common Stock and Warrants from the NYSE on the tenth day after the Form 25 is filed.

As a result of the suspension in trading and delisting process, and pending the Company’s appeal, the Common Stock is trading on the OTCQB Market. The Company may apply to list on a higher-tier market operated by the OTC Market Group, Inc. under its current symbols "ALUR" and “ALUR.WS”.

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

Disclosures about significant segment expenses and long-lived assets by geography are presented below. Refer to Note 3, Revenue for information on revenue by geography. Significant segment expenses are set forth in the following table (in thousands):

Significant segment expenses are set forth in the following table (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$2,947	$5,580
Less:
Cost of revenue	1,718	1,419
Sales and marketing	1,304	3,621
Clinical trials and medical affairs	343	1,264
Product development	205	429
Digital	98	402
Quality and regulatory	266	529
General and administrative	2,744	5,198
Other segment items (1)	2,364	(5,781)
Net loss	$(6,095)	$(1,501)

(1) Other segment items included in Net loss primarily include changes in fair value of warrant liabilities, changes in fair value of debt, changes in fair value of the Revenue Interest Financing, changes in fair value of earn-out liabilities, Warrant Inducement expense, and other income (expense).

Long-lived assets, consisting of property and equipment, net and ROU assets by geography were as follows (in thousands):

	March 31,	December 31,
	2026	2025
United States	$2,058	$2,317
All other countries	—	—
Long-lived assets	$2,058	$2,317

17. Related-party Transactions

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis includes information that our management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion and analysis should be read together with the unaudited consolidated financial statements as of and for the three months ended March 31, 2026 and March 31, 2025 included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements as of and for the years ended December 31, 2025 and December 31, 2024 that are included in our Annual Report on Form 10-K filed with the SEC on March 30, 2026 (the "Annual Report on Form 10-K"). This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the sections titled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. For purposes of this section, all references in this discussion and analysis to “Allurion,” the “Company”, “we,” “us,” or “our” refers to the business and operations of Allurion and its consolidated subsidiaries following the consummation of the Business Combination and to Legacy Allurion and its consolidated subsidiaries prior to the consummation of the Business Combination. “Legacy Allurion” refers to Allurion Technologies, LLC, which was previously known as Allurion Technologies Opco, Inc. (formerly Allurion Technologies, Inc.) prior to the consummation of the Business Combination. Capitalized terms not defined in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section have the meanings ascribed to them in the condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

Overview

Allurion is a leading medical device company that is focused on creating a best-in-class weight loss platform to treat obese and overweight patients. Our platform, the Allurion Program (the "Allurion Program"), features the world’s first and only swallowable, Procedureless™ intragastric balloon for weight loss (the "Allurion Smart Capsule") and offers artificial intelligence ("AI")-powered remote patient monitoring tools, a proprietary behavior change program, secure messaging and video telehealth that are delivered by the Allurion Virtual Care Suite ("VCS").

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

Our Allurion Program products are currently sold in the United States, Europe, the Middle East, Africa, Latin America, Canada and the Asia-Pacific region.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products and receipt and maintenance of regulatory approvals. We generated revenue of $2.9 million and $5.6 million for the three months ended March 31, 2026 and 2025, respectively, and incurred losses from operations of $3.7 million and $7.3 million for those same periods, respectively. We expect to continue to incur operating losses for the foreseeable future as we focus on obtaining regulatory approvals for our products in new markets, refining our sales and marketing strategies, and continuing research and development efforts to further enhance our existing products. Further, following the closing of the Business Combination, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. As a result, we will need additional funding for expenses related to our operating activities, including selling, marketing, general and administrative, and research and development expenses.

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

On March 6, 2026, the NYSE subsequently informed the Company that it has determined to commence proceedings to delist the Company’s Common Stock, and warrants to purchase 0.056818 shares of Common Stock, with an exercise price of $202.50 per share of Common Stock, as a result of the Company’s non-compliance with Rule 802.01B of the NYSE Listed Company Manual that requires listing companies to maintain an average global market capitalization of at least $15 million over a period of 30 consecutive trading days. Trading in the Common Stock on the NYSE was suspended after market close on March 6, 2026. The Company has appealed this delisting determination. If the Company is unsuccessful in its appeal, the Company expects the NYSE will file a Form 25 with the SEC, which would result in the delisting of the Company’s Common Stock and Warrants from the NYSE on the tenth day after the Form 25 is filed.

As a result of the suspension in trading and delisting process, and pending the Company’s appeal, the Common Stock is trading on the OTCQB Market. The Company may apply to list on a higher-tier market operated by the OTC Market Group, Inc. under its current symbols "ALUR" and “ALUR.WS”.

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

Change in Fair Value of Revenue Interest Financing

The change in fair value of Revenue Interest Financing consists of the expense recognized upon the mark to market of the Revenue Interest Financing with RTW. See Note 9, Fair Value Measurements for further information.

Change in Fair Value of Earn-out Liabilities

The change in fair value of earn-out liabilities consists of the gain or loss recognized upon mark to market of the contingent earn-out consideration. See Note 9, Fair Value Measurements for further information.

Warrant Inducement Expense

Warrant inducement expense consists of the gain or loss recognized upon the Warrant Inducement and issuance of Inducement Warrants. See Note 11, Capital Stock and Stockholders Deficit for further information.

Other Income, net

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025 (unaudited)

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Revenue	$2,947	$5,580	$(2,633)
Cost of revenue	1,718	1,419	299
Gross profit	1,229	4,161	(2,932)
Operating expenses:
Sales and marketing	1,304	3,621	(2,317)
Research and development	912	2,624	(1,712)
General and administrative	2,744	5,198	(2,454)
Total operating expenses:	4,960	11,443	(6,483)
Loss from operations	(3,731)	(7,282)	3,551
Other income (expense):
Changes in fair value of warrants	4,324	5,669	(1,345)
Changes in fair value of debt	(750)	3,330	(4,080)
Changes in fair value of Revenue Interest Financing	(1,820)	(3,820)	2,000
Changes in fair value of earn-out liabilities	—	910	(910)
Warrant inducement expense	(4,145)	—	(4,145)
Other income (expense), net	49	(213)	262
Total other income (expense):	(2,342)	5,876	(8,218)
(Loss) income before income taxes:	(6,073)	(1,406)	(4,667)
Provision for income taxes:	(22)	(95)	73
Net (loss) income	$(6,095)	$(1,501)	$(4,594)

Revenue

Revenue decreased $2.6 million, or 47%, to $2.9 million for the three months ended March 31, 2026 compared to the same period in 2025. The decrease in revenue was primarily the result of lower investment in sales and marketing as we move our strategy to "business to business to customer" and away from direct to customer and distributor transitions initiated in the second quarter of 2025. The decrease was also driven by selling less or no product to certain distributors and accounts to manage our credit risk.

Cost of Revenue

Cost of revenue increased $0.3 million, or 21%, to $1.7 million for the three months ended March 31, 2026 compared to the same period in 2025. The increase in cost of revenue was a result of a $0.4 million increase and excess and obsolete inventory charges, partially offset by a decrease in cost of goods sold driven by decreased gastric balloon units sold and less labor and overhead absorbed due to lower production volumes.

Gross Profit

Gross profit decreased $2.9 million, or 70%, to $1.2 million for the three months ended March 31, 2026 compared to the same period in 2025. The decrease in gross profit was primarily the result of a $0.4 million increase in excess and obsolete inventory charges on lower sales and lower production volumes.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses decreased $2.3 million, or 64%, to $1.3 million for the three months ended March 31, 2026 compared to the same period in 2025. The decrease in sales and marketing expenses was primarily the result of a $1.5 million decrease in salaries and related benefits due to lower headcount as a result of the restructuring implemented during the third quarter of 2025, a

$0.3 million decrease in marketing expenditures driven by a reorganization of our selling and marketing spend focusing on more efficient channels and geographies, and a $0.2 million decrease in shipping and logistics expense.

Research and Development Expenses

Research and development expenses decreased $1.7 million, or 65%, to $0.9 million for the three months ended March 31, 2026 compared to the same period in 2025. The decrease in research and development expenses was primarily the result of a $0.8 million decrease in costs related to the AUDACITY clinical trial as the fourth and final module of the PMA was submitted to the FDA in June 2025 and we received FDA approval in February 2026, a $0.7 million decrease attributable to salaries and related benefit costs due to lower headcount as a result of the restructuring implemented during the third quarter of 2025, and a $0.1 million decrease in outside consulting costs.

General and Administrative Expenses

General and administrative expenses decreased $2.5 million, or 47%, to $2.7 million for the three months ended March 31, 2026 compared to the same period in 2025. The decrease in general and administrative expenses was primarily the result of a $1.6 million decrease in legal and professional fees, driven by $1.4 million of one-time financing costs during the three months ended March 31, 2025, a $0.5 million decrease in salaries and related benefit costs due to lower headcount as a result of the restructuring implemented during the third quarter of 2025, and a $0.2 million decrease in stock based compensation expense.

Other income (expense)

Change in Fair Value of Warrants

The $4.3 million gain attributable to the change in fair value of warrants for the three months ended March 31, 2026, compared to the same period in 2025, was due to mark to market fluctuations in our warrant liabilities due to the decline in value of our Common Stock during the applicable periods, as well as the issuance of the Inducement Warrants, for which there were no comparable mark to market fluctuations in the prior period.

Change in Fair Value of Debt

The $0.8 million loss attributable to the change in fair value of debt for the three months ended March 31, 2026, compared to the same period in 2025, was due to mark to market fluctuations in our convertible debt during the period.

Change in Fair Value of Revenue Interest Financing

The $1.8 million loss attributable to the change in fair value of the Revenue Interest Financing for the three months ended March 31, 2026, compared to the $3.8 million loss for the same period in 2025, was due to mark to market fluctuations in our Revenue Interest Financing during the period.

Change in Fair Value of Earn-Out Liabilities

The $0.9 million change in value of earn-out liabilities for the three months ended March 31, 2026, compared the same period in 2025, was due to fluctuations in our stock price.

Warrant Inducement Expense

The $4.1 million loss attributable to the Warrant inducement charge for the three months ended March 31, 2026, compared the same period in 2025, was due to a $5.9 million loss related to the issuance of the Inducement Warrants, partially offset by a $1.7 million gain related to change in fair value of the Existing Warrants.

Other Income, Net

The change in Other income, net for the three months ended March 31, 2026, compared to the same period in 2025, was a gain of $0.3 million attributable to a $0.1 million gain related to the Share Obligation.

Provision for Income Taxes

We recorded a provision for income taxes of less than $0.1 million for the three months ended March 31, 2026, compared to $0.1 million for the same period in 2025. The provision for income taxes is due to net income in certain foreign jurisdictions.

Liquidity and Capital Resources

Since our inception, we have primarily obtained cash to fund our operations through the sale of Common Stock and preferred stock, issuance of term loans, and issuance of convertible debt instruments. As of March 31, 2026 we had $5.1 million in cash and cash equivalents. We incurred operating losses of $3.7 million and $7.3 million for the three months ended March 31, 2026 and 2025, respectively. We incurred cash outflows from operating activities of $3.2 million and $9.5 million during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $257.1 million. We expect to continue to generate operating losses for the foreseeable future.

Our future capital requirements will depend on many factors, including:

•
the emergence of competing innovative weight loss solutions and other adverse business developments;
•
the timing and extent of our sales and marketing, and research and development, expenditures; and
•
any investments or acquisitions we may choose to pursue in the future.

Our revenue for the three months ended March 31, 2026 was $2.9 million, which represented a year-over-year decrease of 47%. The decrease in revenue was primarily the result of lower investment in sales and marketing as we move our strategy to "business to business to customer" and away from direct to customer and distributor transitions initiated in the second quarter of 2025. The decrease was also driven by selling less or no product to certain distributors and accounts to manage our credit risk. If our current cash and anticipated revenue and resulting cash flows from operations are insufficient to satisfy our liquidity requirements, due to increased expenditures, lower demand for our sales of our gastric balloon system, the occurrence of other events, or the realization of the risks described in our Annual Report on Form 10-K under the heading "Risk Factors," we may be required to raise additional capital through the issuances of public or private equity or debt financing or other capital sources earlier than expected.

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

The Company had sold all shares registered under the Exchange Cap, or 377,879 shares of Common Stock to Chardan at a purchase price of $1.8 million in connection with the Purchase Agreement as of the year ended December 31, 2025.

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

As of March 31, 2026, $38.0 million of the RTW Convertible Notes remains outstanding (excluding accrued PIK interest) and is included in current portion of convertible notes payable on our consolidated balance sheets at fair value. See Note 7, Debt, in the notes to our annual consolidated financial statements for the years ended December 31, 2025 and 2024 for additional details related to the Notes.

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

Warrant Inducement

On February 24, 2026, the Company entered into the Inducement Letter with certain holders of its Existing Warrants, pursuant to which these holders agreed to exercise for cash certain of their Existing Warrants to purchase an aggregate of 2,659,565 shares of Common Stock (the “Warrant Inducement”) in exchange for the Company's agreement to issue to such holder new warrants (the “Inducement Warrants”) to purchase up to an aggregate of 5,319,130 shares of Common Stock at an exercise price of $1.15. The Warrant Inducement resulted in approximately $3.1 million of gross proceeds.

Material Cash Requirements for Known Contractual and Other Obligations

Leases

We have entered into various non-cancellable operating leases for our corporate office, manufacturing facilities, research and development labs, management office space and certain equipment. The leases have varying terms expiring between 2026 and 2028. See Note 15, Commitments and Contingencies for additional details related to our noncancelable operating leases.

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

Cash Flows

The following table sets forth a summary of cash flows for the periods presented:

	Three Months Ended March 31,
(In thousands)	2026	2025
Net cash used in operating activities	$(3,221)	$(9,469)
Net cash used in investing activities	—	—
Net cash provided by financing activities	2,866	14,499
Net increase (decrease) in cash and cash equivalents, and restricted cash	$(355)	$5,030

Net Cash Used in Operating Activities

Three Months Ended March 31, 2026

During the three months ended March 31, 2026, operating activities used $3.2 million of cash resulting from a net loss of $6.1 million, cash used from changes in our operating assets and liabilities of $1.0 million, partially offset non-cash expenses of $3.9 million.

Non-cash expense consisted of $4.1 million of warrant inducement expense, $1.8 million of expense related to the change in fair value of our Revenue Interest Financing, $0.8 million of expense related to the change in fair value of debt, $0.6 million of stock-based compensation expense, a $0.4 million provision for inventory, $0.2 million of issuance costs associated with warrants recorded at fair value, $0.2 million of depreciation and amortization, $0.1 million of non-cash lease expense, and $0.1 million of unrealized losses. This non-cash expense was partially offset by $4.3 million of income related to the change in fair value of warrants and $0.1 million of income related to the change in fair value of the Share Obligation.

Net cash used in our operating assets and liabilities consisted of a $1.7 million decrease in accounts payable, accrued expenses, and other current liabilities and a $0.1 million decrease in our lease liabilities. This was partially offset by a $0.4 million decrease in accounts receivable, a $0.2 million decrease in inventory, and a $0.2 million decrease in prepaid expenses.

The net decrease in accounts payable, accrued expenses and other current liabilities was primarily related to decreased expenses resulting from the restructuring implemented during the third quarter of 2025 and timing of payments.

Three Months Ended March 31, 2025

During the three months ended March 31, 2025, operating activities used $9.5 million of cash resulting from cash used from changes in our operating assets and liabilities of $4.8 million, non-cash income of $3.2 million, and a net loss of $1.5 million.

Non-cash income consisted of $5.7 million of income related mark to market adjustments related to our warrant liabilities, $3.3 million of income related to the change in fair value of our convertible debt, $0.9 million of income related to the change in fair value of our earn-out liabilities, and $0.3 million on unrealized gains. This non-cash income was partially offset by $3.8 million of expense related to the change in fair value of our Revenue Interest Financing, $1.1 million of issuance costs associated with warrants recorded at fair value, $0.9 million of stock-based compensation expense, a $0.7 million loss on changes in fair value of the Share Obligation, $0.2 million of non-cash lease expense, and $0.2 million of depreciation and amortization expense.

Net cash used in our operating assets and liabilities consisted of a $3.9 million decrease in accounts payable, accrued expenses, and other current liabilities, a $0.9 million increase in accounts receivable, and a $0.2 million decrease in our lease liabilities, partially offset by a $0.1 million decrease in prepaid expenses, other current and long-term assets and a less than $0.1 million decrease in inventory.

The net decrease in accounts payable, accrued expenses and other current liabilities was primarily related to decreased expenses resulting from the restructuring implemented during the fourth quarter of 2024 and timing of payments. The increase in accounts receivable was the result of an increase in revenue and decrease in cash collections.

Net Cash Used in Investing Activities

Three Months Ended March 31, 2026 and 2025

During the three months ended March 31, 2026 and 2025, cash used in investing activities was zero.

Net Cash Provided by Financing Activities

Three Months Ended March 31, 2026 and 2025

During the three months ended March 31, 2026, cash provided by financing activities was $2.9 million of net proceeds from the Warrant Inducement.

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

There have been no material changes in our critical accounting policies and significant judgments and estimates as compared to those disclosed in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. See Note 2, Summary of Significant of Accounting Policies in the accompanying notes to the condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional details of our accounting policies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents totaling $5.1 million at March 31, 2026. Cash equivalents were invested primarily in money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under our investment policy, we invest in highly rated securities, issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, net loss or cash flows.

As of March 31, 2026, we had no variable rate debt outstanding.

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

To date, we have not engaged in any foreign currency hedging activities. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency exchange rates. During the three months ended March 31, 2026, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would have had an impact of approximately 5% on revenues and 1% on expenses and would have impacted our net loss by approximately less than 1%. During the three months ended March 31, 2025, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would have had an impact of approximately 5% on revenues and 3% on expenses and would have impacted our net loss by approximately 1%.

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

Our Chief Executive Officer, who is our principal executive officer and principal financial officer, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the Chief Executive Officer has concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2026 as a result of the material weaknesses in our internal control over financial reporting discussed below.

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

On August 12, 2025, Vanderbilt University Medical Center (“Vanderbilt”) filed a complaint against us in the United States District Court for the Middle District of Tennessee, captioned Vanderbilt University Medical Center v. Allurion Technologies, Inc., d/b/a Allurion. Vanderbilt’s complaint alleges that we breached the Clinical Trial Agreement, dated June 30, 2022, by and between us and Vanderbilt, related to the clinical trial for the Allurion Balloon by failing to reimburse medical expenses incurred in treating a patient enrolled in such trial at Vanderbilt. Vanderbilt was seeking damages of approximately $2.5 million. In April 2026, the Company and Vanderbilt agreed to settle this dispute and release all claims related to the same for payment of $750,000, paid in three equal monthly installments beginning on May 1, 2026.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Notice of Delisting

On May 11, 2026, we received a letter (the “Delisting Notice”) from the staff of the New York Stock Exchange (the “Exchange” or “NYSE”) indicating that we do not meet certain of the Exchange’s continued listing standards as set forth in Section 802.01C of the NYSE Listed Company Manual that require listed companies to maintain an average closing price of a security of not less than $1.00 over a consecutive 30 trading-day period.

We are required to notify the NYSE within 10 business days of receipt of the Delisting Notice, or Tuesday, May 26, 2026, of our intent to cure the trading price deficiency or be subject to suspension and delisting procedures. Provision by us of notice of intent to cure the deficiency will enable us to qualify for a six-month cure period. As described below, our securities have been suspended from trading on the NYSE as a result of other deficiencies. Nevertheless, we intend to seek to cure the trading price deficiency and to provide the NYSE with the required notice of such intent in a timely manner. The cure of such trading price deficiency may be effectuated through implementation of the reverse stock split previously approved by our stockholders.

As previously reported, on March 2, 2026, we received a notice from the Exchange stating that we were not in compliance with the continued listing criteria of Section 802.01B of the NYSE Listed Company Manual, which requires us to maintain either (i) at least $50 million of stockholders’ equity or (ii) at least $50 million of total market capitalization on a 30-trading day average basis; and on August 29, 2024, we received a notice from the Exchange stating that we were not in compliance with the continued listing criteria of Section 802.01B of the NYSE Listed Company Manual. We have a right to a review these prior determinations by a Committee of the Board of Directors of the Exchange (the “Committee”), have appealed the NYSE’s previous determinations to commence delisting proceedings, and have a review by the Committee scheduled for July 16, 2026.

Nevertheless, because our market capitalization is below $15 million, trading of our securities on the NYSE is currently suspended pending the resolution of our appeal. Our securities are currently being traded on the OTCQB exchange.

Our efforts to regain compliance with the continued listing requirements of the NYSE or gain compliance with the initial listing requirements of another exchange, such as the NYSE American, are ongoing and include discussions and negotiations with existing creditors and security holders, as well as capital raising efforts. In furtherance thereof, we have previously announced an agreement with our largest creditor to exchange all of its outstanding debt securities for shares of preferred stock at an exchange ratio representing a substantial premium to the Company’s current trading price, subject to certain conditions, and have completed a warrant inducement transaction. Nevertheless, there can be no assurance that we will be able to regain compliance with the Exchange’s continued listing standards or gain compliance with the initial listing requirements of another nationally recognized securities exchange.

The Delisting Notice does not affect our ongoing business operations or our reporting requirements with the Securities and Exchange Commission. The Delisting Notice has no immediate impact on the listing of our shares of common stock, par value $0.0001 per share (the “Common Stock”) or our warrants to purchase 0.056818 shares of Common Stock, with an exercise price of $202.50 per share of Common Stock (the “Warrants”), which will continue to be listed and traded on the OTCQB exchange during the Exchange’s review period, subject to our compliance with the other listing requirements of the OTCQB exchange.

If the Common Stock ultimately were to be delisted from the Exchange for any reason, such delisting could negatively impact us by (i) reducing the liquidity and market price of our Common Stock and Warrants; (ii) reducing the number of investors willing to hold or acquire the Common Stock and Warrants, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to its employees.

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

Exhibit Number	Description	Incorporated by Reference herein from - Form or Schedule	File Number	Exhibit	Filed Date
3.1	Amended and Restated Certificate of Incorporation of Allurion Technologies, Inc. (f/k/a Allurion Technologies Holdings, Inc.)	8-K	001-41767	3.1	August 7, 2023
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Allurion Technologies, Inc.	8-K	001-41767	3.1	December 31, 2024
3.3	Bylaws of Allurion Technologies, Inc. (f/k/a Allurion Technologies Holdings, Inc.)	8-K	001-41767	3.2	August 7, 2023
4.1	Warrant Agreement, dated February 4, 2021, between Compute Health Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-40001	4.1	February 9, 2021
4.2	Amendment to Warrant Agreement, dated August 1, 2023, by and between Compute Health and Continental Stock Transfer & Trust Company.	8-K	001-41767	4.2	August 7, 2023
4.3	Warrant Assignment, Assumption and Amendment Agreement, dated August 1, 2023, by and among Compute Health Acquisition Corp., New Allurion Holdings, Inc., and Continental Stock Transfer & Trust Company.	8-K	001-41767	4.3	August 7, 2023
4.4	Description of Capital Stock.	10-K/A	001-41767	4.4	August 19, 2025
4.5	Form of Public Warrant.	8-K	001-41767	4.1	July 1, 2024
4.6	Form of Private Placement Warrant.	8-K	001-41767	4.2	July 1, 2024
4.7	Form of Common Warrant (January 2025).	8-K	001-41767	4.1	January 28, 2025
4.8	Form of Common Warrant (February 2025).	8-K	001-41767	4.1	February 21, 2025
4.9	Form of Private Placement Warrant (February 2025).	8-K	001-41767	4.2	February 21, 2025
4.10	Form of Private Placement Warrant (November 2025).	8-K	001-41767	4.1	November 12, 2025
4.11	Form of New Warrant.	8-K	001-41767	4.1	February 25, 2026
10.1	Form of Inducement Letter.	8-K	001-41767	10.1	February 25, 2026
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

Allurion Technologies, Inc.

Date: May 15, 2026	By:	/s/ Shantanu Gaur
Shantanu Gaur
Chief Executive Officer and President
Principal Executive Officer and Principal Financial Officer